Form 10-K
period 2018-03-31
Mimecast Ltd
filed 2018-05-29
CIK 1644675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File Number 001-37637

MIMECAST LIMITED

(Exact name of Registrant as specified in its Charter)

Bailiwick of Jersey	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
CityPoint, One Ropemaker Street, Moorgate London EC2Y 9AW United Kingdom	EC2Y 9AW
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 996-5340

Securities registered pursuant to Section 12(b) of the Act:

Ordinary Shares, nominal value $0.012 per share	The Nasdaq Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a small reporting company)	Small reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of our ordinary shares on the NASDAQ Global Select Market on September 29, 2017, the last business day of the registrant’s second fiscal quarter, was $954,261,949. This calculation does not reflect a determination that certain persons or entities are affiliates of the registrant for any other purpose.

The number of registrant’s ordinary shares outstanding as of May 15, 2018 was 58,976,977.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the 2018 Annual General Meeting of Shareholders, scheduled to be held on October 4, 2018, are incorporated by reference into Part III of this Report. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended March 31, 2018.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by the forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “potential,” “could,” “should,” “contemplate,” “would,” “project,” “seek,” “target,” “might,” “plan,” “strategy,” and similar expressions or variations that are not statements of historical fact are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements set forth in this this Annual Report on Form 10-K include, but are not limited to, the following:

•	our expectations regarding our revenue, expenses and other results of operations;
•	our plans to invest in sales and marketing efforts, increase the size of our sales and marketing team, and expand our channel partnerships;
•	our ability to attract new customers and retain existing customers;
•	our plans to continue to invest in the research and development of technology for both existing and new products, and increase the size of our research and development team;
•	the growth rates of the markets in which we compete;
•	our liquidity and working capital requirements;
•	our anticipated strategies for growth;
•	our ability to anticipate market needs and develop new and enhanced solutions to meet those needs;
•	our ability to compete in our industry and innovation by our competitors;
•	our ability to adequately protect our intellectual property;
•	our ability to respond to evolving regulatory requirements regarding data protection and privacy, including the European Union’s General Data Protection Regulation; and
•	our plans to pursue strategic acquisitions.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

As used in this Annual Report on Form 10-K, the terms “Mimecast,” “Company,” “Registrant,” “we,” “us,” and “our” mean Mimecast Limited and its subsidiaries, unless the context indicates otherwise.

PART I

Item 1. Business.

We are a leading global provider of cloud cyber resilience solutions for corporate data and email. Email is the number-one threat vector. Our fully-integrated, pure cloud services protect customers across the globe from incidents that typically start with email, including advanced cyberattacks, data loss, downtime, and human error. We mitigate the significant business disruption caused by email failure and downtime.  Our cloud archive secures, stores and manages data, while addressing compliance, regulatory and e-discovery requirements, and improving employee productivity.

Email is a critical tool for organizations of all sizes. Protecting and managing email has become more complicated due to expanding security and compliance requirements and the rapid increase in both the volume and the importance of the information transmitted via email. Organizations are increasingly at risk from security breaches of sensitive data as sophisticated email-based attacks or data leaks have become far more common than in the past. Additionally, organizations are not just using email for communication. Email archives are used as an active repository of vital corporate information needed to meet compliance and regulatory requirements and ensure employee productivity. As a result, email represents one of the highest concentrations of business risk that organizations face.

Traditional approaches to addressing these risks leave customers managing disparate point products from multiple vendors that are often difficult to use, costly to manage, difficult to scale, can fail to fully address advanced threats, and limit the use of corporate information to enhance productivity. The resulting infrastructure complexity caused by disparate products and legacy architectures also makes it difficult to move more IT workloads to the cloud, which continues to be an increasing priority of organizations of all sizes.

We developed our proprietary cloud architecture to offer customers a comprehensive cyber resilience strategy for email that spans security, continuity, archiving and end-user empowerment. These capabilities are delivered from an easy-to-use single platform. Providing a fully-integrated service also simplifies ongoing management and service deployment. Our customers can then decommission the often costly and complex point products and on-premises technology they have traditionally used to address these risks. We also make it easier for customers to move more of their IT workloads to the cloud.

We serve approximately 30,400 customers and protect millions of their employees around the world. Our service scales effectively to meet the needs of customers of all sizes. We sell our services through direct sales efforts and through our channel partners. Our sales model is designed to meet the needs of small and mid-market organizations and large enterprises across a wide range of industries and in over 130 countries. We have approximately 1,200 employees in twelve offices in the United States, the United Kingdom, South Africa, Australia, Dubai, UAE, the Netherlands and Germany. For the fiscal years ended March 31, 2018, 2017 and 2016, our revenue was $261.9 million, $186.6 million and $141.8 million, respectively.

Industry Background

Email is a critical tool for organizations of all sizes. Email also captures a comprehensive history of corporate activity, knowledge and data vital for day-to-day business operations and employee productivity. Consequently, email needs protection and the technology needed to do this has extended well beyond the mailbox itself to include additional security, continuity and archiving services, all of which have typically been offered by separate vendors with different approaches.

While our industry is rapidly evolving, we believe the following reflect the key themes and compelling trends that are important to understanding our industry:

•	Email is critical to all organizations;
•	Many critical IT systems rely on email to operate effectively;
•	Email is a primary security target for advanced cyberattacks;
•	The amount of critical and sensitive data in email archives is growing rapidly;
•	Data protection, cybersecurity and data privacy are key compliance and regulatory concerns for all organizations;
•	Email downtime is disruptive to employee productivity;
•	IT workloads, including business productivity tools, are moving to the cloud;
•	Business email mailboxes are moving to the cloud, but this creates new risks to mitigate;

•	Traditional email security, continuity and archiving alternatives can be inadequate and may not address increasing customer requirements and protect against next generation security threats;
•	Point products are inflexible and only address part of the problem; and
•	Traditional on-premises or hosted architectures have performance limitations and are expensive.

The limitations of traditional security and archiving technologies mean customers need to rethink their approach to protecting email and corporate information. We believe organizations are ultimately looking to implement a multi-layered cyber security and resilience strategy that delivers protection of users, data and operations from the risks arising from technological failure, human error and malicious intent. The risks also increase with organizations migrating to Microsoft Office 365®, as it is a complex email solution that is a high value and high-profile target. Organizations also need robust continuity options to solve for unpredictable events that cause an outage to email and result in disruption to business. A multi-layered cyber security and resilience approach is needed in order to address the diverse threats and diverse data classifications within a single data environment.

Meeting this growing customer demand requires an email and data security cloud service that meets the following requirements:

•

Integrated Offering. By bringing multiple requirements into a cyber resilience solution for data and email platform, our next-generation email service helps organizations reduce the complexity and cost of managing point technologies from disparate vendors and brings additional benefits from new capabilities made possible due to the platform, and cloud delivery.

•

Strong Technology. As organizations substitute specialized products provided by different vendors, it is imperative that the individual products are as good, or better, than those being replaced. Organizations are not willing to compromise on performance or security at a product level.

•

Native Cloud. As organizations shift workloads to the cloud and move away from retaining on-premises or single tenant hosted cloud infrastructure, today’s email security and information management technology must be natively cloud-based, thereby eliminating the need for local software and hardware, virtual machines and device hosting.

•

Built-for-Scale. As email traffic and data storage continues to increase dramatically, the risk of threats escalates and the need for real-time, on-demand email access becomes more prominent, organizations cannot compromise on email performance and availability. The ideal solution must be easily scalable to match customer demand and be able to handle large volumes.

•

Easy-to-Deploy and Manage. A cloud platform should simplify the process of service updates, new product deployments and on-boarding. System improvements should also be handled centrally, reducing this burden for the customers’ own IT team. A fully-integrated service also means it should be managed from a single administration console.

•

Adaptable to Customer Needs. With the rapidly shifting threat landscape and other IT requirements, customers’ email needs are continuously evolving. It is important that email and information management solutions adapt quickly to help organizations keep pace with changing risks and enhance productivity.

•

Lower Total Cost of Ownership. The most-effective approach for corporate email security, continuity, archiving and data management is to solve the current problems of integration, performance and scalability while simplifying the IT email infrastructure and reducing the initial capital outlay, recurring maintenance costs and growing storage costs that many companies face as their volumes scale.

Our Market Opportunity

The United States Census Bureau estimates there are approximately 5.8 million organizations employing 121.1 million employees in the United States. Among them, there are over 610,000 small and mid-size organizations, which are defined as those organizations employing 20 to 4,999 employees that together have approximately 59 million employees. Based on a recent Gartner report, worldwide combined spending will total approximately $3.0 billion for the secure email gateway and data loss prevention markets.  IDC Research estimates the markets for backup and recovery software, and e-discovery software will grow to $11.8 billion. Based on these reports, the combined markets catering to enterprise information and email security, continuity and archiving are estimated to be $14.8 billion in 2020.  We believe there is a considerable need for a comprehensive integrated cloud solution that can address the needs of customers in these markets.

We believe our immediate opportunity is to replace incumbent email security, continuity and archiving vendors. As we extend our products into adjacent areas, we anticipate this will open up additional opportunities to take further market share in a wider range of enterprise security and data management markets. We also expect to benefit from the growing popularity of cloud email services, specifically Microsoft Office 365® and Google, and the customer need for complementary security, archiving, back-up and continuity services.

Our Solution

Our integrated suite of cloud services for security, continuity and archiving is designed to offer true cyber resilience for email and deliver comprehensive email risk management beyond the primary mail server. We protect customers from the growing threat from email and to the corporate data it contains from malware, spam, data leaks and advanced threats such as impersonation attacks. Our continuity services ensure email and corporate information remain available in the event of a primary system failure or scheduled maintenance downtime. We also help organizations securely and cost effectively archive their growing email and file repositories to support employee productivity, compliance and e-discovery.

Our customers benefit from:

•

Comprehensive Email and Data Risk Management in a Single, Unified Cloud Service. Our services integrate a range of technologies into a comprehensive service that would otherwise require an array of individual devices or services from multiple vendors. We enable customers to decommission these technologies, reduce the cost and complexity of their infrastructure, redeploy IT resources, and improve the security and risk management of their corporate email environment.

•

Best-of-Breed Security, Continuity and Archiving Services. We believe our customers should not have to compromise on the quality of their email security, continuity or archiving services in order to benefit from integration. Our strategy is to develop best-of-breed capabilities within our integrated service to compete successfully with industry-leading point products in three critical areas:

•

Email and Data Security: We protect customers from a comprehensive range of email and data related threats that include, but are not limited to, spam, viruses, impersonation attacks, phishing and spear phishing, identity theft, advanced persistent threats, malicious attachments, known and unknown malware, outbound spam outbreaks and malicious inbound URLs, extortion and fraud. We combine our proprietary cloud-based scanning, detection and real-time intelligence gathering technologies with third-party threat data and malware libraries to deliver comprehensive and overlapping protection reflective of a best-of-breed security service.

•

Email Service Continuity: Our continuity service enables customers to send, receive and view emails and calendars during email gateway failures or planned maintenance downtime, without the need to build or host their own replicated email environment. Our service has immediate fail-over and fail-back capabilities, and is fully-integrated into Microsoft Outlook®. Employees can continue to access their email and data using their preferred mobile, tablet or desktop device, or via our web-based portal, so there is limited interruption to normal operations.

•

Data Archiving: We enable organizations to archive rapidly growing volumes of email and associated data safely and centrally in the cloud to support their need to archive data cost effectively to meet long-term storage, compliance, governance, risk mitigation and regulatory obligations. We also provide powerful search tools that can increase employee productivity, and enable them to utilize their archive as a live file store. Key features of our service include unlimited and perpetual legal hold, discovery and early legal case assessment, onsite and cloud-linked retention management, administrator and employee-led retention controls, onsite and metadata synchronization and record destruction policies and services.

•

Web Scale Performance for Organizations of All Sizes. Our cloud service is built to address the most demanding scale, performance and availability requirements of large enterprises but delivers this as a subscription-based cloud service that puts these capabilities within the reach of small and mid-market organizations too. Our data centers process approximately 379 million emails per day, and store over 260 billion emails and approximately 40 petabytes of customer data. We achieve demanding continuity service commitments with data centers that are replicated in each of our primary geographies and operate in active-active mode enabling fast failover and fail-back as required.

•

Easy to Deploy and Manage. Our service is designed to be easier to deploy than alternative technologies. Customers simply route their email traffic through our cloud and can be up and running in a matter of days and sometimes less. We then enable our customers to add or delete new services and employees, and manage all security and other policies centrally via a single web-based administration console that significantly simplifies the ongoing management of their email and data environment.

•

Highly Agile and Adaptable Service. We are continually improving our cloud architecture and services. Our common code base and multi-tenant cloud architecture enables us to perform maintenance updates and add new features or products without interruption to our customers. Continuous service development and multi-tenant rapid deployment also allows us to keep pace with emerging threats to protect and respond quickly to changing customer needs.

•

An Easier Move of Additional Critical Workloads to the Cloud. For those customers that want to put more workloads into the cloud, our technology facilitates the migration of email in particular by removing the complexity that has stalled many customers to date. Our interoperability with cloud-based email servers, such as Microsoft Office 365®, makes this easier to achieve and helps to mitigate remaining concerns about the single-vendor security, data integrity and continuity risk of such a move. Our data ingestion offering also allow customers to bring legacy data into their new cloud archive to ensure it is a complete record of current and historic data.

•

Compelling Return on Investment. Our unified, cloud-based service enables our customers to decommission a range of legacy and disparate technologies that support their email server and recover these costs. We utilize hardware efficiently, and share a single instance of the operating software as well as storage and processing hardware securely across the whole customer base within each data center, allowing us to deliver cloud-scale economic and performance benefits to our customers. Customers also benefit from the continuous improvement of our service without the need to pay for service packs or updates. Our service bundles and subscription-based pricing also enable customers to pay per employee and select their desired services making costs easy to predict and affordable.

Our Growth Strategy

We will continue to invest in cloud security and risk management services. As more organizations move IT workloads such as email to the cloud, we believe we are well positioned to continue capitalizing on this growing opportunity globally.

Our growth strategy is focused on the following:

•

Grow Revenue From Our Existing Customer Base. We serve approximately 30,400 customers of all sizes. We provide a high level of service that results in our customers staying with us year over year, which has resulted in a revenue retention rate of 110% and 111% for the fiscal years ended March 31, 2018 and 2017, respectively. This large and loyal customer base provides us with the opportunity to sell additional services and add more employees to their subscriptions. We believe we have significant upsell potential in our existing customer base with current and new services. We intend to continue proactively broadening our reach within our existing customer base by selling additional services.

•

Acquire New Customers. We have built our global cloud architecture to offer best-of-breed capabilities and to be highly scalable and affordable for organizations of any size, ranging from small and mid-market customers to the largest global enterprises. Moreover, we offer our security, continuity and archiving email services as bundles and in a modular fashion, enabling us to win new customers by addressing a variety of initial needs and use cases that we expand over time as we cross sell other offerings. We will continue to invest in a direct sales force combined with a focused channel strategy designed to serve the various requirements of small, mid-market and large enterprises and to bring new customers onto our cloud architecture.

•

Actively Invest in Our Channel Partner Network. The majority of our sales are through a reseller channel designed specifically to meet the requirements of each of our target customer segments. In the large enterprise market, we are building on existing relationships with leading systems integrators. In small and mid-market organizations, we are extending our network of leading IT resellers. We expect to expand our channel strategy over time to incorporate additional security or cloud specialists, as well as resellers focusing on supporting customers with the transition to Microsoft Office 365®. We intend to further invest in our network of channel partners to further extend our global sales, service and support capabilities.

•

Develop Our Technology and Release New Services. We regularly update and improve our software and architecture and seamlessly deploy these updates to our customers. We will continue to build on our current capabilities and exploit additional opportunities in adjacent areas to those we serve today. This will extend the value our customers can gain from our architecture and enable them to consolidate additional email and data services to our integrated cloud service working seamlessly with Microsoft Exchange®, Microsoft Office 365® and G-Suite from Google®.

•

Continue to Expand Our Geographic Presence. We were founded outside the United States and, consequently, 51% of our sales in fiscal years 2018 and 2017 were derived from non-U.S. locations. We view the United States as our most significant growth market. Since founding our U.S. business in 2008, we have established a successful direct sales channel and service infrastructure to exploit this opportunity. In fiscal year 2018, we launched our German operation, which will become fully operational in fiscal year 2019. We plan to investigate additional international expansion from our regional bases in the United States (for North America), the United Kingdom and Germany (for Europe), South Africa (for Africa and the Middle East), and Australia (for Asia-Pacific).

•

Target Organizations Moving Workloads to the Cloud. Given the compelling cost benefits and improved agility of cloud-based solutions, organizations are increasingly moving critical workloads to the cloud. As these IT workloads move to the cloud, we believe we are well-positioned to take advantage of growth opportunities that exist from augmenting services, including Microsoft Office 365® and G-Suite from Google®.

•

Growth Through Acquisitions. We believe there is a significant opportunity to grow our business by acquiring complementary products, technologies and businesses. We look for products and technologies that will enable us to expand our offerings to our existing customer base and attract new customers that we were not able to service with our existing offerings. We also believe that acquisitions give us access to potential employees with industry experience that may not otherwise be available to us.

Our Technology

We have developed a native cloud architecture, including our own proprietary software as a service, or SaaS, operating system, Mime | OS™, and customer-facing services, to address the specific risks and functional limitations of business email and data. Our innovative cloud-based approach requires no on-premises or hosted appliances. We believe we are one of only a few cloud service providers that have fully committed to native cloud development.

We have a proven record of performing successfully at considerable scale and addressing rapidly growing customer demands. We process approximately 379 million emails per day and manage over 260 billion emails in total with our service. We archive approximately 40 petabytes of customer data and add more than 65.9 terabytes of customer data per month.

We are able to provision customer email and onboard massive amounts of email data from legacy archives rapidly and efficiently. This drives customer adoption and makes the cloud transition easier than our customers typically expect. Once a customer is live on our service, adding new products to their subscription only requires activation from within their single administration console.

Our Proprietary Native Cloud Architecture— Mime | OS™

We developed a proprietary operating system called Mime | OS™ for native cloud services. Mime | OS™ enables secure multi-tenancy and takes advantage of the cost and performance benefits of using industry-standard hardware and resource sharing specifically for the secure management of email and data. This enables us to provision efficiently and securely across our customer base, minimizing the impact of spare or over-provisioned processing and storage capacity, reducing the cost of providing our services.

Mime | OS™ comprises 20+ microservices that control the hardware, and the storage, indexing, processing, services, administrator and user interface layers of our cloud environment. It has been specifically designed to enable us to scale our storage, processing and services to meet large enterprise-level email and data demands, while retaining the cost and performance benefits of a native cloud environment.

Mime | OS™ also streamlines our customer application development and enables strong integration across our services. All of our customer applications or services use Mime | OS™ to interact with our data stores and processing technology, as well as interoperate effectively with each other.

Continuous Development Methodology and Multi-Tenancy Advantage

As we enhance and expand our technology, we can update services centrally with little or no intervention required by the customer, as each customer shares the same core operating and application software. Improvements, upgrades, new products or patches are applied once and are available immediately across our whole service to customers. It means we have only one up-to-date version of our service to maintain and support as well as a common data store for all customers that simplifies management, support and product development.

Our services already process and manage large volumes of customer data and this is growing daily. Our commitment to continual improvement in Mime | OS™, our customer applications and hardware infrastructure mean we are constantly strengthening the performance of our service as we scale. These improvements include faster archive search times and data ingestion, greater storage density, improved processing and extended security coverage. Each week, we roll out updates and enhancements centrally that benefit our customers without the need for additional infrastructure investment on their part. Additionally, when new threats emerge, we act once by making changes to our service and all customers benefit immediately. We can also identify and act on threats to one customer and quickly prevent them from impacting others by changing our core system.

How Our Services Work

Mimecast Advanced Security

We protect inbound and outbound email from malware, spam, advanced persistent threats, email DoS and DDoS, data leaks and other security threats.

Inbound email is directed through Mimecast Email Security, which performs comprehensive security checks before the email is delivered to the customer’s email infrastructure. This prevents unwanted email from reaching the customer in the first place and cluttering their infrastructure unlike on-premises services from competitors. Each day, we monitor approximately 820 million messages and deliver, on average, less than 50% of those messages to the customer.

Outbound email sent from the customer also passes through our service and is checked before being sent on to prevent it from presenting a security threat to the recipient. Outbound email can also be encrypted, and scanned by our comprehensive content controls to prevent confidential documents or data leaving the business. Data leak prevention is a key consideration for all organizations.

Mimecast Business Continuity

Email is a 24x7 tool and, traditionally, customers who want to ensure their email does not experience downtime as a result of an inevitable outage or maintenance have had to replicate their own infrastructure in a second location, doubling their email-related costs. The cost and management burden of doing this is prohibitive for many, particularly small or mid-market organizations.

We are a cost-effective alternative as there is no need for additional infrastructure. As all customer outbound and inbound email is directed to our servers, if a customer’s primary email service fails, our Mimecast Mailbox Continuity service takes over the delivery and sending of email in real time or at the request of the administrator, offering immediate fail-over and fail-back. When the primary service is re-established, the customer is reassured that there has been no loss of data and that the archive is maintained. For employees, the process is virtually invisible—they continue to work as before in their Microsoft Outlook® desktop email client, their Mimecast mobile app or their Mac® Desktop App.

Mimecast Enterprise Information Archiving

Email, and the data it contains, needs to be safely archived to meet growing compliance, regulatory and legal obligations. Also, employees are increasingly using their email archive as their primary information store so this is further reason to ensure it is protected and archived effectively.

As email, file attachments, and associated critical metadata that identifies activity is sent or received, it can be saved in a secure, tamper-proof archive in the single Mimecast cloud automatically and indefinitely. Our employee mobile and desktop search tools and administration console, then allow for detailed investigation of the archive. We also enable customers with legacy archive data to put this into their single Mimecast archive, which improves adherence to data compliance obligations and gives employees access to a complete historical view of their archive.

Our Mimecast Enterprise Information Archiving service offers secure lifetime storage of email, files and instant messaging conversations paid for on a per-employee basis and not on a data usage basis. By switching to the Mimecast Enterprise Information Archiving Service, expensive and ineffective onsite archives can be decommissioned, reducing the data load on the primary email service too. Our search tools make it easy for legal staff and employees themselves to quickly find data without the need to turn to the IT team. Finally, our archive can also include legacy data that would otherwise be held in additional storage. This can be ingested over-the-wire or via physical drives sent encrypted from the customer to us.

Our Global Data Center Network

We have built networks in twelve data centers in six locations around the world to deliver our services. This gives customers geographic and jurisdictional control over data location, which enables them to address data privacy concerns. Each region operates two identical data centers that function in active-active mode in different locations, and have N+1 set-ups to meet our continuity of service commitments. Because of this redundancy, we are able to switch operations from one data center to another to maintain our customers’ email and data services. We have developed a modular approach to provisioning a new data center and can transition among data centers as needed in existing or new geographies. Our twelve co-located data centers are replicated and operate in active-active mode to allow for continuity of service in the event of downtime or maintenance.

Our Services

Our email security, continuity and archiving services protect customer data, providing organizations comprehensive email risk management in a single, cloud-based, fully-integrated service, which is licensed on a subscription basis.

•

The Mimecast Email Security service protects against the delivery of malware, malicious URLs, spam, spear-phishing attacks, including business email compromise, and other emerging attacks, while also preventing data leaks and other internal threats.

•

The Mimecast Mailbox Continuity service ensures employees can continue using email during unexpected and planned outages such as system maintenance, whether their email is managed in the cloud or on-premises.

•	Mimecast Enterprise Information Archiving unifies email, data to support e-discovery and forensic analysis, and gives employees fast access to their personal archive via PC, Mac® and mobile apps.

Mimecast Advanced Security

Email security provides a critical defense against hackers seeking to capture and exploit valuable organizational information and disrupt business operations. Our Mimecast Email Security services provide comprehensive email security. They block spam, malware, malicious URLs, spear-phishing, and defined content from entering or exiting the organization. Further, these services provide administrators granular security and content policy control for inbound, outbound, and internal email traffic to prevent threats, including data leaks. Integration into Microsoft Outlook® and via mobile apps provides employees the freedom to be self-sufficient and to manage their quarantines, personal blacklists, and many other aspects of their email security and management.

Customers can benefit from the following Mimecast security services:

•

Targeted Threat Protection: Highly sophisticated targeted attacks, including spear-phishing, are using email to successfully infiltrate organizations, exploit users and steal valuable intellectual property, customer data and money.

•

URL Protect addresses the threat from emails containing malicious links. It automatically checks hyperlinks each time they are clicked, preventing employees from visiting malicious websites regardless of what email client or device they are using. It also includes innovative user awareness capabilities so IT teams can raise the security awareness of employees as part of their daily email activities. Once enabled, a percentage of links in emails clicked by an employee will open an informational screen. This will provide them with more information about the email and destination, encouraging them to consider whether the email is coming from a reliable source and if the page is safe. If they choose to continue, the choice is logged and URL Protect scans the link and blocks access if the destination is deemed unsafe. IT administrators can adjust the frequency of these awareness prompts to ensure employee caution is maintained. Repeat offenders that regularly click bad links can automatically receive more frequent prompts until their behavior changes. The IT team can track employee behavior from the Mimecast administration console and target additional security training as required.

•

Attachment Protect reduces the threat from weaponized or malware-laden attachments used in spear-phishing and other advanced attacks. It includes pre-emptive sandboxing to automatically security check email attachments before they are delivered to employees. Attachments are opened in a virtual environment, or sandbox, isolated from the email system, security checked and passed on to the employee only if no threat is detected. It also includes the option of an innovative safe file conversion capability that automatically converts attachments into a safe file format, neutralizing any chance of malware as it does so. The attachment is delivered to the employee in read-only format without any sandbox analysis delay. As most attachments are read rather than edited, this is often sufficient for many users. Should the employee need to edit the attachment, they can request it and from there it is sandboxed on-demand and delivered in the original file format.

•

Impersonation Protect gives instant and comprehensive protection from malware-less social engineering attacks, often called CEO fraud, whaling, impersonation, or business email compromise. These attacks are designed to trick users, most particularly key employees such as those who are on an organization’s finance team, into making wire transfers or other financial transactions to cybercriminals by pretending to be the CEO or CFO via spoofed email. Some impersonation attacks also target those responsible for managing sensitive employee data, such as payroll information, which could be used for identity theft. Impersonation Protect detects and prevents these types of attacks by identifying combinations of key indicators in an email to determine if the content is likely to be suspicious, even in the absence of a URL or attachment. Impersonation Protect blocks or flags suspicious email by using advanced scanning techniques to identify elements commonly used by criminals, including employee, domain, or reply-to names, and other keywords such as ‘wire transfer,’ ‘tax form’ or ‘urgent.’

•

Internal Email Protect, or IEP, is the industry’s first threat management capability for internally generated email delivered by a purely cloud-based security service. IEP allows customers to monitor, detect and remediate security threats that originate from within their internal email systems. This capability provides for the scanning of attachments, URLs, and content in internally generated email. In addition, IEP includes the ability to automatically remediate infected email from a user’s inbox.

•

Secure Messaging: Email containing sensitive or confidential information requires appropriate security and control to prevent inadvertent or deliberate data leaks and to protect the information while in transit. Mimecast Secure Messaging is a secure and private channel to share sensitive information with external contacts via email without the need for additional client or desktop software. Sensitive information is kept within the Mimecast cloud service, strengthening information security, data governance and compliance, without the added IT overhead and complexity of traditional email secure messaging or encryption solutions.

•

Large File Send: Employees can create security and compliance risks when they turn to file sharing services to overcome email size limits imposed by their email infrastructure. Mimecast Large File Send enables PC and Mac® users to send and receive large files directly from Microsoft Outlook® or a native Mac® app. It protects attachments in line with security and content policies by using encryption, optional access key and custom expiration dates; supports audit, e-discovery and compliance by archiving all files and notifications according to email retention policies; and protects email system performance from the burden of large file traffic.

•

Data Leak Prevention: Organizations can prevent the inadvertent or malicious loss of sensitive corporate data with advanced data leak prevention and content controls. Policies using keywords, pattern matching, file hashes and dictionaries actively scan all email communications including file attachments to stop data leakage and support compliance. Suspect emails can be blocked, quarantined for review by administrators or sent securely.

Mimecast Business Continuity

Email continuity protects email and data against the threat of downtime as a result of system failure, natural disasters, planned maintenance, system upgrades and migrations. Mimecast Mailbox Continuity services significantly reduce the cost and complexity of mitigating these risks and provides uninterrupted access to live and historic email and calendar information. During an outage our service provides real-time inbound, outbound and internal email delivery. The continuity service can be activated and deactivated directly and instantly from the Mimecast console by administrators for the complete organization or for specific groups affected by limited outages. All outage events are fully logged and we also support email top-up services for customers who have to recover their Microsoft Exchange® environments from backups. The continuity service is capable of reliably and securely supporting customers during short or long-term continuity events. Integration with Microsoft Outlook®, a native app for Mac® users and a full suite of mobile apps means employees have seamless access to their email in the event of a disruption or outage.

Mimecast Enterprise Information Archiving

Our cloud archive consolidates into one store all inbound, outbound and internal email, files and instant messaging in a perpetual, indexed and secure archive. Using our Mimecast Enterprise Information Archiving service, customers can also incorporate legacy data from additional archives into the same searchable store.

All data is encrypted and preserved within a Write Once Read Many (WORM) state. Proprietary indexing and retrieval solutions allow customers to search individual mailboxes or the entire corporate archive in seconds. Our mobile, tablet, desktop and web applications ensure that employees can search and make the best use of their entire corporate archive in a fast, reliable and informative way. Intensive logging services cover the use of the archive, and roles and permissions govern what employees can see in the archive based on their role. Our purpose-built ingestion and export services support rapid high-volume extraction, scrubbing and loading of significant quantities of data. Our archive solution retains metadata that arises from gateway and continuity operations and we preserve both received and altered variants of emails that pass through our secure email gateway. Retention options for customers range from individual retentions, to data retained for an entire customer on a perpetual basis.

Customers can also purchase the following additional services as part of our Mimecast Enterprise Information Archiving offering:

•

Recoverability: Email continues to be the preferred business communication tool and de facto data repository. It holds vast amounts of critical and sensitive information. Protecting this data against loss or corruption and managing spiraling inboxes is imperative. Mimecast Sync & Recover for Exchange® and Office 365® offers three key capabilities that expand on the built-in tools provided by Mimecast Archiving alone including Sync & Recover, Granular Retention Management and Mailbox Storage (Stubbing) Management. Sync & Recover delivers rapid and granular recovery of mailboxes, calendar items and contacts lost through inadvertent or malicious deletion or corruption.

•	Archive Power Tools: This is a series of advanced archiving tools including:
•	Mimecast Storage Management for Exchange: This enables active mailbox size management, so administrators can optimize email system performance, control costs and support archive policy enforcement.
•

Mailbox and Folder Tools for Exchange: In an email continuity event or when searching for archived content, access to folder structures and shared mailbox content is key to productivity. This tool makes it easy to replicate individual and shared mailbox folders.

•

Granular Retention Management: Managing email retention policies can be complex and time-consuming, because different business groups and individuals have requirements that vary how long email should, or is required to be retained. Mimecast Granular Retention Management enables IT teams to centrally apply policies to manage the retention of email content and related metadata.

Service Bundles

Many of our customers take advantage of the ability to combine our services and capabilities into a unified service managed from a single administration console. Most customers purchase the bundles from the outset, but some prefer to start with specific packages, then upgrade to additional products over time.

Our service range continues to respond to the changing threat landscape and reflect customers’ requests for combinations of services across advanced security, continuity and archiving. We transition those of our existing customers subscribed to our historic packages over to the new service bundles.

Our service bundles are:

•	M2A: Cyber Security and Resiliency with Archiving. This bundle includes Email Security with Targeted Threat Protection; Compliance Security; Continuity services and a 99-year archive.
•	M2: Cyber Security and Resiliency. This bundle includes Email Security plus Targeted Threat Protection; Compliance Security and Continuity with 58-day email retention for recovery purposes.

Customers with specific projects or pre-defined business projects can also purchase the following additional services:

•

S1: Advanced Threat Security. This service is designed to protect the organization against advanced threats such as whaling and spear-phishing with real-time URL blocking, attachment scanning and domain checking, as well as anti-malware and leading spam protection to shield employees and enhance productivity.

•

S2: Advanced Threat Security with Internal Email Protect. This service contains the same features as S1 but also includes our latest addition to the Targeted Threat Protection family of products.  Internal Email Protect offers detection of internal security threats and inspection of outbound emails plus, should any issue be detected, the remediation of such.

•

D1: Data Leak Protection and Content Security. This service is designed to lock down sensitive corporate information with advanced data leak prevention, data leak detection, document and policy controls.

•

C1: Mailbox Continuity. Our customers use this service to ensure that their email works even when the primary mail server is down. We continue sending and receiving email with a 100% uptime SLA with coverage for all mobile devices and web access.

•	A1: Email Archiving. This service archives email and attachments in a fully-encrypted, independent, cloud data store separate from the mail environment.

Mimecast Mobile and Desktop Apps

Mobile, PC and Mac® users get self-service access to security features, including spam reporting and managed sender lists, the ability to send and receive email during a primary email system outage, and access to their personal email archive to run searches on its content. Administrators can use granular permissions to activate functions for individual employees or groups of users, while centralized security and policy management means IT teams can retain control over default settings.

Sales and Marketing

Our sales and marketing teams work together to build a strong sales pipeline, cultivate and retain customers and drive market awareness of our current and future products and services.

Sales

We sell our services through direct sales efforts and through our channel partners. Our sales model is designed to meet the needs of small and mid-market organizations and large enterprises across a wide range of industries and in over 130 countries. Our sales team is based in offices in Boston, Chicago, Dallas and San Francisco, United States; London, United Kingdom; Johannesburg and Cape Town, South Africa; Melbourne and Sydney, Australia; Amsterdam, the Netherlands, Dubai, UAE and Munich, Germany. We maintain a highly-trained sales force of approximately 350 employees as of March 31, 2018, which is responsible for acquiring and developing new business.

We also have an experienced sales team focused on developing and strengthening our channel partner relationships. Many organizations work with third-party IT channel partners to meet their security, IT and cloud service needs, so we have formed relationships with a variety of the leading partners to target large enterprises, mid-market and small organizations. For large enterprises, we work with international partners including CDW and Dimension Data. In the mid-market, we work with leading national partners, including Softchoice, SHI, CDW and Softcat. The small business market is primarily served by the reseller community and also by Managed Service Providers, who typically provide or host email services. We work closely with all of these channel partners to offer cooperative marketing, deal registration, as well as support and technical resources. We believe these partners view our services as a key source of additional revenue and a way for them to add significant value to their customers as they can support their desire to move to the cloud without compromising their security position.

Sales to our channel partners are generally subject to our standard, non-exclusive channel partner agreement, meaning our channel partners may offer customers the products of several different companies. These agreements are generally for a term of one year with a one-year renewal term and can be terminated by us or the channel partner. Payment to us from the channel partner is typically due within 30 calendar days of the date we issue an invoice for such sales.

Our sales cycle varies by size and sophistication of customer, the number of products purchased and the complexity of the project, ranging from several days for incremental sales to existing customers, to many months for sales to new customers or large deployments.

We plan to continue to invest in our sales organization to support both the growth of our direct sales organization and our channel partners.

Marketing

Our marketing strategy is designed to meet the specific needs of each of our customer segments. We are focused on building the Mimecast brand, product awareness, increasing customer adoption of our products, communicating the advantages of our solution and its benefit to organizations, and generating leads for our channel partners and direct sales force. We also invest in public relations and thought leadership to build our overall brand and visibility. We execute our marketing strategy by using a combination of internal marketing professionals and a network of global channel partners. We invest in field, channel, product and brand marketing and have increased our investment in digital marketing to drive greater lead generation volume and efficiency. Our local marketing teams support the conversion of these leads into qualified opportunities for inside sales and are responsible for branding, content generation and product marketing.

Customer Service and Support

We maintain our strong customer retention rate through the strength and quality of our products, our commitment to our customers’ success and our award-winning global Customer Success and Support teams, which consist of more than 260 employees dedicated to ensuring a superior experience for our customers. For each of the fiscal years ended March 31, 2018, 2017 and 2016, our customer renewal rate has been consistently greater than 90%. We calculate our annual customer retention rate as the percentage of paying customers on the last day of the prior year who remain paying customers on the last day of the current year.

We have designed a comprehensive monitoring methodology that measures and evaluates the interactions we have with our customers from sales and on-boarding to support and renewal. Our cross-functional teams, under the supervision of our Chief of Customer Operations, work together to ensure the best customer experience is achieved and to address customer needs as they arise.

A key value driver of our customer on-boarding process is our Legacy Data Migration services. Our customers often have legacy email archives that they want to move to the cloud. Our data migration service helps solve the problems customers face when extracting data and getting it into the right format for importing to the cloud, which can be expensive, time-consuming and require interactions with multiple vendors.

In addition, we offer a full range of support services to our global customer base, including comprehensive online resources and email support with no outsourcing of support or account management to third parties. We also offer a range of additional services that include options for 24x7 telephone support and an assigned customer success manager. These support services are tiered to meet specific requirements of our diverse customers.

Our full range of customer outcome driven onboarding services is designed to cater to all customer segments. These services include dedicated implementation and onboarding consultancy services.

We have a dedicated training team and resources designed to enable customers to get the full benefit from their Mimecast investment. Our comprehensive education and consultancy offerings include administrator training and certification, end user training, and e-discovery training for compliance teams, all of which are available in-person and online.

Beyond customer support and training, we also provide a range of services that are designed to provide additional enablement to customers who require it, especially larger enterprises with more complex email infrastructure and legacy data. Our Success Planning and Professional Services teams work directly with the customer or partner to assist them in planning, migration and service activation.

We offer a service level agreement as part of our standard contract that contains commitments regarding the delivery of email messages to and from our servers, the speed at which our archive can produce search results, and our ability to correctly identify and isolate spam and viruses. If we do not achieve these levels, the customer can request a credit. Payment of the credit will be made subject to verification of the problem. These credits are tiered according to the extent of the service issued. The amount of credits provided to customers to date has been immaterial in all historical periods.

Customers

As of March 31, 2018, we had approximately 30,400 customers and protected millions of their employees in over 130 countries. Our diverse global footprint is evidenced by the fact that in the fiscal year ended March 31, 2018, we generated 49% of our revenue from the United States, 31% from the United Kingdom, 15% from South Africa and 5% from the rest of the world. Our customers range from large enterprises with over 75,000 employees to small organizations with less than 50 employees and represent a diverse set of industries. For example, in the fiscal year ended March 31, 2018, we generated 12% of our revenue from customers in the legal services industry, 14% from customers in the professional, scientific and technical services industry, 10% from customers in the manufacturing industry and 13% from customers in the finance and insurance industry. Our business is not dependent on any particular customer. No single customer represented more than 1% of our annual revenues in the fiscal years ended March 31, 2018, 2017 or 2016.

Research and Development

Our engineering, operations, product and development teams work together to enhance our existing products, technology infrastructure and underlying Mime | OS™ cloud architecture, as well as develop our new product pipeline. Our research and development team interacts with our customers and partners to address emerging market needs, counter developing threats and drive innovation in risk management and data protection. We operate a continuous delivery model for improvements to our infrastructure and products to ensure customers benefit from regular updates in protection and functionality without the need for significant intervention on their part. Our research and development efforts give prominence to services that enhance our unification commitment and allow customers to displace point solutions or on-premises products.

Our research and development expenses were $38.4 million, $22.6 million and $17.7 million for the fiscal years ended March 31, 2018, 2017 and 2016, respectively.

Intellectual Property

Our success is dependent, in part, on our ability to protect our proprietary technologies and other intellectual property rights. We primarily rely on a combination of trade secrets, copyrights and trademarks, as well as contractual protections to establish and protect our intellectual property rights. As of March 31, 2018, we have 12 patents issued and 12 patent applications pending in the United States. We also have 4 patents issued and 5 patent applications pending for examination in non-U.S. jurisdictions. We intend to pursue additional patent protection to the extent that we believe it would be beneficial and cost effective.

We have registered “Mimecast” and certain other marks as trademarks in the United States and several other jurisdictions. We also have a number of registered and unregistered trademarks in the United States and certain other jurisdictions, and will pursue additional trademark registrations to the extent we believe it would be beneficial and cost effective. We are the registered holder of a variety of domestic and international domain names that include “mimecast.com,” “mimecast.co.uk,” “mimecast.co.za,” and similar variations.

In addition to the protection provided by our intellectual property rights, as part of our confidentiality procedures, all of our employees and independent contractors are required to sign agreements acknowledging that all inventions, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property, and they assign to us any ownership that they may claim in those works. We also generally enter into confidentiality agreements with our employees, consultants, partners, vendors and customers, and generally limit access to and distribution of our proprietary information.

Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosures of our products may be unenforceable under the laws of certain jurisdictions and foreign countries. In addition, the laws of some countries do not protect proprietary rights to as great of an extent as the laws of the United States, and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the United States. Our exposure to unauthorized copying and use of our products and misappropriation of our proprietary information may increase as a result of our foreign operations.

We expect that software and other solutions in our industry may be increasingly subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlap. Moreover, many of our competitors and other industry participants have been issued patents or filed patent applications, and have asserted claims and related litigation regarding patent and other intellectual property rights. Third parties, including non-practicing patent holders, have from time to time claimed, and could claim in the future, that our technologies infringe patents they now hold or might obtain or be issued in the future. See “Risk Factors — We may be sued by third parties for alleged infringement of their proprietary rights.”

Competition

Our market is large, highly competitive, fragmented, and subject to rapidly evolving technology and security threats, shifting customer needs and frequent introductions of new products and services. We do not believe that any specific competitor offers the fully unified service and integrated technology that we do. However, we do compete with companies that offer products that target email and data security, continuity and archiving, as well as large providers such as Google Inc. and Microsoft Corporation, who offer functions and tools as part of their core mailbox services that may be, or be perceived to be, similar to our offerings. Our current and potential future competitors include: Barracuda Networks, Inc., Google, Microsoft Exchange® Online Protection, Proofpoint, Inc., Symantec Corporation and Cisco Systems Inc., in security, and EMC, Microsoft Office 365®, Veritas Technologies LLC and Barracuda in archiving. Some of our current and future competitors may have certain competitive advantages such as greater name recognition, longer operating history, larger market share, larger existing user base and greater financial, technical and other resources. Some competitors may be able to devote greater resources to the development, promotion and sale of their products than we can to ours, which could allow them to respond more quickly than we can to new technologies, threats and changes in customer needs. We cannot provide any assurance that our competitors will not offer or develop products or services that are superior to ours or achieve greater market acceptance.

The principal competitive factors in our market include, but are not limited to:

•	reliability and effectiveness in protecting, detecting and responding to cyberattacks;
•	scalability and multi-tenancy of our system;
•	breadth and unification of our services;
•	cloud-only delivery;
•	total cost of ownership;
•	speed, availability and reliability;
•	integration into office productivity, desktop and mobile tools;
•	speed at which our services can be deployed;
•	ease of user experience for IT administrators and employees; and
•	superior customer service and commitment to customer success.

We believe that we compete favorably on the basis of these factors. Our ability to remain competitive will depend to a great extent upon our ongoing performance in the areas of product and cloud architecture development, core technical innovation, channel management and customer support.

Employees

As of March 31, 2018, we had 1,192 employees and subcontractors, including 483 in sales and marketing, 256 in research and development, 260 in services and support and 193 in general and administrative. While we have operations in the United Kingdom, the United States, South Africa, Australia and Germany, most of our employees are based in the United Kingdom and the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have never experienced a strike or similar work stoppage, and we consider our relations with our employees to be good.

Corporate Information

Mimecast Limited was incorporated under the laws of the Bailiwick of Jersey with company number 119119 on July 28, 2015 as a public company limited by shares. On November 4, 2015, Mimecast Limited became the holding company of Mimecast UK Limited, a private limited company incorporated in 2003 under the laws of England and Wales, and its subsidiaries by way of a share-for-share exchange in which the shareholders of Mimecast UK Limited exchanged their shares in Mimecast UK Limited for an identical number of shares of the same class in Mimecast Limited. Following the exchange, the historical consolidated financial statements of Mimecast UK Limited became the historical consolidated financial statements of Mimecast Limited, of which the consolidated financial statements as of and for the three years ended March 31, 2018 are included in this Annual Report on Form 10-K. Mimecast Limited has nine subsidiaries.  Our principal operating companies are Mimecast UK Limited, a company organized under the laws of England and Wales, Mimecast Services Ltd, a company organized under the laws of England and Wales, Mimecast North America Inc., a Delaware, United States corporation, Mimecast South Africa (Pty) Ltd., a South African corporation, Mimecast Australia Pty. Ltd., an Australian corporation, and Mimecast Germany GmbH, a German corporation, each of which is a wholly-owned subsidiary of Mimecast Limited. Our principal executive office is located at CityPoint, One Ropemaker Street, Moorgate, London, EC2Y 9AW, United Kingdom.

Our ordinary shares are traded on The Nasdaq Global Select Market under the symbol “MIME”.

Geographic Information

For financial reporting purposes, total revenue and property and equipment, net attributable to geographic areas are presented in Note 14, “Segment and Geographic Information”, to the consolidated financial statements, included elsewhere in this Annual Report on Form 10-K.

Available Information

We maintain an Internet website at www.mimecast.com. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be a part of this Annual Report on Form 10-K. Our website address is included in this Annual Report on Form 10-K as inactive textual reference only. Our reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, and amendments to those reports, are accessible through our website, free of charge, as soon as reasonably practicable after these reports are filed electronically with, or otherwise furnished to, the Securities and Exchange Commission, or the SEC. We also make available on our website the charters of our audit committee, compensation committee and nominating and corporate governance committee, as well as our corporate governance guidelines and our code of business conduct and ethics. You may request copies of our reports and the other documents referenced above, at no cost, by writing to or telephoning us as follows:

Mimecast Limited

Attention: Robert Sanders

191 Spring Street

Lexington, Massachusetts 02421

Telephone: 617-393-7050

Item 1A. Risk Factors.

Our business, financial condition, results of operations and future growth prospects could be materially and adversely affected by the following risks or uncertainties. The risks and uncertainties described below are those that we have identified as material, but they are not the only risks and uncertainties we face. Our business is also subject to general risks and uncertainties that affect many other companies, including overall economic and industry conditions, as well as other risks not currently known to us or that we currently consider immaterial. If any of such risks and uncertainties actually occurs, our business, financial condition, results of operations and prospects could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K and in our other public filings.

Risks Related to Our Business and Our Industry

If we are unable to attract new customers and retain existing customers, our business and results of operations will be affected adversely.

To succeed, we must continue to attract new customers and retain existing customers who desire to use our security, continuity and archiving offerings. Acquiring new customers is a key element of our continued success, growth opportunity and future revenue. We will continue to invest in a direct sales force combined with a focused channel strategy designed to serve the various requirements of small, mid-market and large enterprises and to bring new customers onto our cloud architecture. Any failures by us to execute in these areas will negatively impact our business.  The rate at which new and existing customers purchase our products depends on a number of factors, including those outside of our control. For example, in the fiscal year ended March 31, 2017, we benefited from the decision by Intel Corporation to end-of-life its McAfee MX Logic email protection product.  Our future success also depends on retaining our current customers at acceptable retention levels. Our retention rates may decline or fluctuate as a result of a number of factors, some of which may be outside our control, including competition, customers’ budgeting and spending priorities, and overall general economic conditions. If our customers do not renew their subscriptions for our products and services, our revenue would decline and our business would suffer. In future periods, our total customers and revenue could decline or grow more slowly than we expect.

If we are unable to sell additional services and features to our existing customers, our future revenues and operating results will be harmed.

A significant portion of our revenue growth is generated from sales of additional services and features to existing customers. Our future success depends, in part, on our ability to continue to sell such additional services and features to our existing customers. We devote significant efforts to developing, marketing and selling additional services and features and associated support services to existing customers and rely on these efforts for a portion of our revenue. These efforts require a significant investment in building and maintaining customer relationships, as well as significant research and development efforts in order to provide upgrades and launch new services and features. The rate at which our existing customers purchase additional services and features depends on a number of factors, including the perceived need for additional security, continuity and archiving, the efficacy of our current services, the perceived utility of our new offerings, our customers’ IT budgets and general economic conditions. If our efforts to sell additional services and features to our customers are not successful, our future revenues and operating results will be harmed.

Failure to effectively expand our sales and marketing capabilities could harm our ability to acquire new customers and achieve broader market acceptance of our services.

Acquiring new customers and expanding sales to existing customers will depend to a significant extent on our ability to expand our sales and marketing operations. We generate approximately one-third of our revenue from direct sales and we expect to continue to rely on our sales force to obtain new customers and grow revenue from our existing customer base. We expect to expand our sales force in all of our regions and we face a number of challenges in achieving our hiring goals. For instance, there is significant competition for sales personnel with the sales skills and technical knowledge that we require. In addition, training and integrating a large number of sales and marketing personnel in a short period of time requires the allocation of significant internal resources. Our ability to achieve projected growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel. We invest significant time and resources in training new sales personnel to understand our solutions and growth strategy. In general, new hires require significant training and substantial experience before becoming productive. Our recent hires and planned hires may not become as productive as we require, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we currently operate or where we seek to conduct business. Our growth may be materially and adversely impacted if the efforts to expand our sales and marketing capabilities are not successful or if they do not generate a sufficient increase in revenue.

Our business depends substantially on customers renewing their subscriptions with us. A decline in our customer renewals would harm our future operating results.

In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions with us when the existing subscription term expires. Although the majority of our customer contracts include auto-renew provisions, our customers have no obligation to renew their subscriptions upon expiration, and we cannot provide assurance that customers will renew subscriptions at the same or higher level of service, if at all. For each of the fiscal years ended March 31, 2018, 2017 and 2016, our customer retention rate has been consistently greater than 90%. We calculate customer retention rate as the percentage of paying customers on the last day of the relevant period in the prior year who remain paying customers on the last day of the relevant period in the current year. The rate of customer renewals may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction or dissatisfaction with our solutions, the effectiveness of our customer support services, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, or reductions in our customers’ spending levels. If our customers do not renew their subscriptions, or renew on less favorable terms, our revenue may decline, and we may not realize improved operating results from our customer base.

The markets in which we participate are highly competitive, with several large established competitors, and our failure to compete successfully would make it difficult for us to add and retain customers and would reduce or impede the growth of our business.

Our market is large, highly competitive, fragmented and subject to rapidly evolving technology, shifting customer needs and frequent introductions of new products and services. We currently compete with companies that offer products that target email and data security, continuity and archiving, as well as large providers such as Google Inc. and Microsoft Corporation, which offer functions and tools as part of their core mailbox services that may be, or be perceived to be, similar to ours. Our current and potential future competitors include: Barracuda Networks, Inc., Google, Microsoft Exchange Online Protection, Proofpoint, Inc., Symantec Corporation and Cisco Systems Inc., in security, and EMC, Microsoft Office 365®, Veritas Technologies LLC and Barracuda in archiving. We expect competition to increase in the future from both existing competitors and new companies that may enter our markets. Additionally, some potential customers, particularly large enterprises, may elect to develop their own internal products. If two or more of our competitors were to merge or partner with one another, the change in the competitive landscape could reduce our ability to compete effectively. Our continued success and growth depends on our ability to out-perform our competitors at the individual service level as well as increasing demand for a unified service infrastructure. We cannot guarantee that we will out-perform our competitors at the product level or that the demand for a unified service technology will increase.

Some of our current competitors have, and our future competitors may have, certain competitive advantages such as greater name recognition, longer operating history, larger market share, larger existing user base and greater financial, technical and other resources. Some competitors may be able to devote greater resources to the development, promotion and sale of their products and services than we can to ours, which could allow them to respond more quickly than we can to new technologies and changes in customer needs. We cannot assure you that our competitors will not offer or develop products or services that are superior to ours or achieve greater market acceptance.

Data security and integrity are critically important to our business, and breaches of our information and technology networks and unauthorized access to a customer’s data could harm our business and operating results.

We have experienced, and will continue to experience, cyberattacks and other malicious internet-based activity, which continue to increase in sophistication, frequency and magnitude. Because our services involve the storage of large amounts of our customers’ sensitive and proprietary information, solutions to protect that information from cyberattacks and other threats, data security and integrity are critically important to our business. Despite all of our efforts to protect this information, we cannot provide assurance that systems that access our services and databases will not be compromised or disrupted, whether as a result of criminal conduct, distributed denial of service, or DDoS, attacks, such as the one we experienced in September 2015, or other advanced persistent attacks by malicious actors, including hackers, state-backed hackers and cybercriminals, breaches due to employee error or malfeasance, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. Though it is difficult to determine what harm may directly result from any specific interruption or breach, unauthorized access to or disclosure of confidential information, disruption, including DDoS attacks, or the perception that the confidential information of our customers is not secure, any of these events could result in a material loss of business, substantial legal liability or significant harm to our reputation. Further, any mandatory regulatory disclosures regarding a security breach, unauthorized access to or disclosure of confidential information often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures.

We must continually monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access and expend significant resources to respond to threats to security. However, despite our efforts, we may fail to identify these new and complex methods of attack, or fail to invest sufficient resources in security measures. In addition, as we increase our customer base and our brand becomes more widely known and recognized, we may become more of a target for malicious third parties. Any breach of our security measures as a result of third-party action, employee negligence and/or error, malfeasance, defects or otherwise that compromises the confidentiality, integrity or availability of our data or our customers’ data could result in:

•	severe harm to our reputation or brand, or materially and adversely affect the overall market perception of the security and reliability of our services;
•	individual customer and/or class action lawsuits, which could result in financial judgments against us and which would cause us to incur legal fees and costs;
•	legal or regulatory enforcement action, which could result in fines and/or penalties and which would cause us to incur legal fees and costs; and/or
•

additional costs associated with responding to the interruption or security breach, such as investigative and remediation costs, the costs of providing individuals and/or data owners with notice of the breach, legal fees, the costs of any additional fraud detection activities, or the costs of prolonged system disruptions or shutdowns.

Any of these events could materially adversely impact our business and results of operations.

Data privacy concerns, evolving regulations of cloud computing, cross-border data transfer restrictions and other domestic or foreign laws and regulations may limit the use and adoption of, or require modification of, our products and services, which could limit our ability to attract new customers or support existing customers thus reducing our revenues, harming our operating results and adversely affecting our business.

Laws and regulations related to the provision of services on the Internet are increasing, as federal, state and foreign governments continue to adopt new laws and regulations addressing data privacy and the collection, processing, storage and use of personal information. For example, in the United States, these include laws and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Graham-Leach-Bliley Act of 1999, or Gramm-Leach-Bliley, and state breach notification laws, as well as regulator enforcement positions and expectations reflected in federal and state regulatory actions, settlements, consent decrees and guidance documents. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal frameworks with which we, or our customers, must comply, including the Data Protection Directive 95/46/EC, or the Directive, established in the European Union, or EU, and local EU Member State legislation implementing the Directive, such as the Data Protection Act in the United Kingdom.  Most recently, the EU adopted the EU General Data Protection Regulation, or GDPR, which became effective on May 25, 2018 and replaced the Directive. The GDPR applies to any company established in the EU as well as to those outside the EU if they collect and use personal data in connection with the offering of goods or services to individuals in the EU or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. Under the GDPR, fines of up to 20,000,000 Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, may be imposed. Given the breadth and depth of changes in data protection obligations, complying with its requirements has caused us to expend significant resources and such expenditures are likely to continue into the near future as we respond to new interpretations and enforcement actions that may follow the effective date of the regulation and as we continue to negotiate data processing agreements with our customers and business partners.

To facilitate and legitimize the transfer of both customer and personnel data from the European Union to the United States, in the past we have relied on the EU-U.S. Safe Harbor Framework, which required U.S.-based companies to provide assurance that they were adhering to relevant European standards for data protection. On October 6, 2015, the Court of Justice of the European Union invalidated the EU-U.S. Safe Harbor Framework. On February 2, 2016, the U.S. and EU announced agreement on a new framework for transatlantic data flows entitled the EU-U.S. Privacy Shield and we self-certified under the EU-US Privacy Shield framework in March 2018. However, the Privacy Shield continues to be subject to legal challenges and, as a result, there is some uncertainty regarding its future validity and our ability to rely on it for EU to US data transfers.  If the Privacy Shield is ultimately invalidated, we will be required to identify and implement alternative solutions to ensure that we are in compliance with European data transfer requirements.  If we fail to comply fully with European privacy laws, EU data protection authorities might impose upon us a number of different sanctions, including fines and restrictions on transfers.

Privacy and data protections laws and regulations are subject to new and differing interpretations and there may be significant inconsistency in laws and regulations among the jurisdictions in which we operate or offer our SaaS solutions.  Legal and other regulatory requirements could restrict our ability to store and process data as part of our SaaS solutions, or, in some cases, impact our ability to offer our SaaS products in certain jurisdictions. Such laws may also impact our customers' ability to deploy certain of our solutions globally, to the extent they utilize our products for storing personal information that they store and process. In addition, in many cases these privacy laws apply not only to transfers of information to third parties, but also within an enterprise, including our company or our customers. Additionally, if third parties that we work with, violate applicable laws or our policies, such violations may also put our customers’ information at risk and could in turn have an adverse effect on our business. The costs of compliance with, and other burdens imposed by, data privacy laws, regulations and standards may require resources to create new products or modify existing products, could lead to us being subject to significant fines, penalties or liabilities for noncompliance, and may slow the pace at which we close sales transactions, any of which could harm our business.

If we are unable to effectively increase sales of our services to large enterprises while mitigating the risks associated with serving such customers, our business, financial position and results of operations may suffer.

As we seek to increase our sales to large enterprise customers, we may face longer sales cycles, more complex customer requirements, unfavorable contractual terms, substantial upfront sales costs and less predictability in completing some of our sales than we do with smaller customers. In addition, our ability to successfully sell our services to large enterprises is dependent on us attracting and retaining sales personnel with experience in selling to large organizations. Also, because security breaches of larger, more high-profile enterprises are likely to be heavily publicized, there is increased reputational risk associated with serving such customers. If we are unable to increase sales of our services to large enterprise customers while mitigating the risks associated with serving such customers, our business, financial position and results of operations may suffer.

If we are unable to maintain successful relationships with our channel partners, our ability to acquire new customers could be adversely affected.

In order to grow our business, we anticipate that we will continue to depend on our relationships with our channel partners who we rely on, in addition to our direct sales force, to sell and support our services. In our fiscal year ended March 31, 2018, while no individual channel partner accounted for 10% or more of our sales, in the aggregate, our channel partners accounted for 69% of our sales. We expect that sales to channel partners will continue to account for a substantial portion of our revenue for the foreseeable future. We utilize channel partners to efficiently increase the scale of our marketing and sales efforts, increasing our market penetration to customers which we otherwise might not reach on our own. Our ability to achieve revenue growth in the future will depend, in part, on our success in maintaining successful relationships with our channel partners.

Our agreements with our channel partners are generally non-exclusive, meaning our channel partners may offer customers competitive services from different companies. If our channel partners do not effectively market and sell our services, choose to use greater efforts to market and sell their own products or services or those of others, or fail to meet the needs of our customers, our ability to grow our business, sell our services and maintain our reputation may be adversely affected. Our agreements with our channel partners generally allow them to terminate their agreements for any reason upon 90 days’ notice. The loss of key channel partners, our possible inability to replace them, or the failure to recruit additional channel partners could materially adversely affect our results of operations. If we are unable to maintain our relationships with these channel partners, our business, results of operations, financial condition or cash flows could be adversely affected.

We provide service level commitments under our subscription agreements and service disruptions could obligate us to provide refunds and we could face subscription terminations, which could adversely affect our revenue.

Our subscription agreements with customers provide certain service level commitments. If we are unable to meet the stated service level commitments or suffer extended periods of downtime that exceed the periods allowed under our customer agreements, we could be required to pay refunds or face subscription terminations, either of which could significantly impact our revenue.

To date, we have suffered two significant service disruptions. The first occurred in 2013 and was a result of an equipment failure. Many of our customers in the United Kingdom experienced service disruptions for several hours. We also experienced a service disruption in September 2015 as a result of an external network DDoS attack. Customers using our Secure Email Gateway service in the United States experienced downtime related to the delivery and receipt of external emails for several hours. The scope of the incident was limited to network traffic and no customer data was lost or compromised. As a result of the service disruption, we voluntarily provided service credits to affected customers in the year ended March 31, 2016, totaling approximately $0.4 million. While we have undertaken substantial remedial efforts to prevent future incidents like these, we cannot guarantee that future attacks or service disruptions will not occur. Any future attacks or service disruptions could adversely affect our reputation, our relationships with our existing customers and our ability to attract new customers, all of which would impact our future revenue and operating results.

If we are not able to provide successful updates, enhancements and features to our technology to, among other things, keep up with emerging cyber-threats and customer needs, our business could be adversely affected.

Our industry is marked by rapid technological developments and demand for new and enhanced services and features to meet the evolving IT needs of organizations. In particular, cyber-threats are becoming increasingly sophisticated and responsive to the new security measures designed to thwart them. If we fail to identify and respond to new and increasingly complex methods of attack and update our products to detect or prevent such threats, our business and reputation will suffer. The success of any new enhancements, features or services that we introduce depends on several factors, including the timely completion, introduction and market acceptance of such enhancements, features or services. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion. Furthermore, modifications to existing technologies will increase our research and development expenses. If we are unable to successfully enhance our existing services to meet customer requirements, increase adoption and usage of our services, or develop new services, enhancements and features, our business and operating results will be harmed.

Because we recognize revenue from subscriptions for our services over the term of the agreement, downturns or upturns in new business may not be immediately reflected in our operating results and may be difficult to discern.

We generally recognize subscription revenue from customers ratably on a straight-line basis over the terms of their subscription agreements, which are typically one year in duration. As a result, most of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscription agreements entered into during the previous fiscal year or quarter. Consequently, a decline in new or renewed subscriptions with yearly terms in any one quarter may have a small impact on our operating revenue results for that quarter. However, such decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services, and potential changes in our pricing policies, rate of expansion or retention rate may not be fully reflected in our operating results until future periods. Shifts in the mix of annual versus monthly subscription billings may also make it difficult to assess our business. We may also be unable to reduce our cost structure in line with a significant deterioration in sales. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the life of the agreement with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers is recognized over the applicable subscription term.

We have incurred losses in the past, and we may not be able to achieve or sustain profitability for the foreseeable future.

We have incurred losses in each period since our inception in 2003 up through our fiscal year ended March 31, 2018, with the exception of our fiscal year ended March 31, 2015 in which we generated net income of $0.3 million. In our fiscal years ended March 31, 2018 and 2017, we incurred a net loss of $12.4 million and $5.4 million, respectively. As of March 31, 2018, we had an accumulated deficit of $106.5 million. We have been growing rapidly, and, as we do so, we incur significant sales and marketing, support and other related expenses. Our ability to achieve and sustain profitability will depend in significant part on our obtaining new customers, expanding our existing customer relationships and ensuring that our expenses, including our sales and marketing expenses and the cost of supporting new customers, does not exceed our revenue. We also expect to make significant expenditures and investments in research and development to expand and improve our services and technical infrastructure. In addition, as a public company, we expect to continue to incur significant legal, accounting and other expenses that we did not incur prior to our initial public offering in November 2015. These increased expenditures may make it harder for us to achieve and maintain profitability and we cannot predict when we will achieve sustained profitability, if at all. We also may incur losses in the future for a number of other unforeseen reasons. Accordingly, we may not be able to maintain profitability, once achieved, and we may incur losses in the foreseeable future.

We are subject to a number of risks associated with global sales and operations.

We operate a global business with offices located in the United States, the United Kingdom, South Africa, Australia and Germany. In the fiscal year ended March 31, 2018, we generated 49% of our revenue from the United States, 31% from the United Kingdom, 15% from South Africa and 5% from the rest of the world. As a result, our sales and operations are subject to a number of risks and additional costs, including the following:

•	fluctuations in exchange rates between currencies in the markets where we do business;
•	risks associated with trade restrictions and additional legal requirements, including the exportation of our technology that is required in some of the countries in which we operate;
•	greater risk of unexpected changes in regulatory rules, regulations and practices, tariffs and tax laws and treaties;

•	compliance with multiple anti-bribery laws, including the United States Foreign Corrupt Practices Act and the U.K. Anti-Bribery Act;
•

heightened risk of unfair or corrupt business practices in certain geographies, and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, financial statements;

•	limited or uncertain protection of intellectual property rights in some countries and the risks and costs associated with monitoring and enforcing intellectual property rights abroad;
•	greater difficulty in enforcing contracts and managing collections in certain jurisdictions, as well as longer collection periods;
•	management communication and integration problems resulting from cultural and geographic dispersion;
•	social, economic and political instability, terrorist attacks and security concerns in general; and
•	potentially adverse tax consequences.

For example, in June 2016, the United Kingdom held a referendum in which a majority of voters approved an exit from the EU, or Brexit, and in March 2017, the United Kingdom formally notified the EU of its intention to withdraw from the EU. A two-year period has now commenced during which the United Kingdom and the EU will negotiate the future terms of the United Kingdom's relationship with the EU, including, among other things, the terms of trade between the United Kingdom and the EU. Brexit may affect our results of operations in a number of ways, including increasing currency exchange risk, generating instability in the global financial markets or negatively impacting the economies of the United Kingdom or Europe.  In addition, because of our significant presence in the United Kingdom, it is possible that Brexit may require us to restructure some or all of our operations. The long-term effects of Brexit will depend in part on any agreements the United Kingdom makes to retain access to markets in the EU following the withdrawal from the EU. In addition, we expect that Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which EU laws to replicate or replace. These and other factors could harm our ability to generate future global revenue and, consequently, materially impact our business, results of operations and financial condition.

These and other factors could harm our ability to generate future global revenue and, consequently, materially impact our business, results of operations and financial condition.

Fluctuations in currency exchange rates could adversely affect our business.

Our functional currency and that of our subsidiaries is the local currency of each entity and our reporting currency is the U.S. dollar. In our fiscal year ended March 31, 2018, 51% of our revenue was denominated in U.S. dollars, 29% in British pounds, 15% in South African rand and 5% in other currencies. Given that our functional currency and that of our subsidiaries is the local currency of each entity, but our reporting currency is the U.S. dollar, fluctuations in currency exchange rates between the U.S. dollar, the British pound, the South African rand and the Australian dollar could materially and adversely affect our business. There may be instances in which costs and revenue will not be matched with respect to currency denomination. We estimate that a 10% increase or decrease in the value of the British pound against the U.S. dollar would have increased or decreased our loss from operations by approximately $1.8 million in our fiscal year ended March 31, 2018 and that a 10% increase or decrease in the value of the South African rand against the U.S. dollar would have decreased or increased our loss from operations by approximately $2.4 million in our fiscal year ended March 31, 2018. To date, we have not entered into any currency hedging contracts. As a result, to the extent we continue our expansion on a global basis, we expect that increasing portions of our revenue, cost of revenue, assets and liabilities will be subject to fluctuations in currency valuations. We may experience economic loss and a negative impact on earnings or net assets solely as a result of currency exchange rate fluctuations.

Brexit may continue to have a significant impact on currency exchange rates and the global and European economy generally. The outcome of the referendum caused volatility in global stock markets and foreign currency exchange rate fluctuations, including the strengthening of the U.S. dollar against the British pound and the euro, which may continue or worsen as the outcome of the negotiations between the United Kingdom and the EU becomes clear.

We are dependent on the continued services and performance of our two founders, the loss of either of whom could adversely affect our business.

Our future performance depends upon contributions from our senior management team and, in particular, our two founders, Peter Bauer, our Chairman and Chief Executive Officer, and Neil Murray, our Chief Technology Officer. If our senior management team, including any new hires that we may make, fails to work together effectively and to execute on our plans and strategies on a timely basis, our business could be harmed. The loss of one or more of our executive officers or key employees could have an adverse effect on our business. The loss of services of either Mr. Bauer or Mr. Murray could significantly delay or prevent the achievement of our development and strategic objectives.

We depend on highly skilled personnel to grow and operate our business, and if we are unable to hire, retain and motivate qualified personnel, we may not be able to grow effectively.

Our success depends largely upon our continued ability to identify, hire, develop, motivate and retain highly skilled personnel, including senior management, engineers, software developers, sales representatives and customer support representatives. Our growth strategy also depends, in part, on our ability to continue to attract and retain highly skilled personnel. Identifying, recruiting, training and integrating qualified individuals requires significant time, expense and attention of management. Competition for these personnel is intense, especially for engineers experienced in designing and developing software and software as a service, or SaaS, applications, and for experienced sales professionals. We have, from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the actual or perceived value of our equity awards declines, or experiences significant volatility, it may adversely affect our ability to recruit and retain key employees. If we are not able to effectively recruit and retain qualified employees, our ability to achieve our strategic objectives will be adversely impacted, and our business will be harmed.

Any serious disruptions in our services caused by defects in our software or otherwise may cause us to lose revenue and market acceptance.

Our customers use our services for the most critical aspects of their business, and any disruptions to our services or other performance problems with our services, however caused, could hurt our brand and reputation and may damage our customers’ businesses. We provide regular updates, which may contain undetected errors when first introduced or released. In the past, we have discovered software errors, failures, vulnerabilities and bugs in our services after they have been released and new errors in our existing services may be detected in the future. Real or perceived errors, failures, system delays, interruptions, disruptions or bugs could result in negative publicity, loss of or delay in market acceptance of our services, loss of competitive position, delay of payment to us, lower renewal rates, or claims by customers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to mitigate or correct the problem. We seek to cap the liability to which we are exposed in the event of losses or harm to our customers, but we cannot be certain that we will obtain these caps or that these caps, if obtained, will be enforced in all instances. We carry insurance; however, the amount of such insurance may be insufficient to compensate us for any losses that may result from claims arising from defects or disruptions in our services. As a result, we could lose future sales and our reputation and our brand could be harmed.

If the prices we charge for our services are unacceptable to our customers, our operating results will be harmed.

As the market for our services matures, or as new or existing competitors introduce new products or services that compete with ours, we may experience pricing pressure and be unable to renew our agreements with existing customers or attract new customers at prices that are consistent with our pricing model and operating budget. If this were to occur, it is possible that we would have to change our pricing model or reduce our prices, which could harm our revenue, gross margin and operating results. Pricing decisions may also impact the mix of adoption among our subscription plans and negatively impact our overall revenue. Moreover, large enterprises, which may account for a larger portion of our business in the future, may demand substantial price concessions. If we are, for any reason, required to reduce our prices, our revenue, gross margin, profitability, financial position and cash flow may be adversely affected.

Our research and development efforts may not produce new services or enhancements to existing services that result in significant revenue or other benefits in the near future, if at all.

We invested 15%, 12% and 12% of our revenue in research and development in our fiscal years ended March 31, 2018, 2017 and 2016, respectively. We expect to continue to dedicate significant financial and other resources to our research and development efforts in order to maintain our competitive position. However, investing in research and development personnel, developing new services and enhancing existing services is expensive and time-consuming, and there is no assurance that such activities will result in significant new marketable services, enhancements to existing services, design improvements, cost savings, revenue or other expected benefits. If we spend significant time and effort on research and development and are unable to generate an adequate return on our investment, our business and results of operations may be materially and adversely affected.

We have acquired, and may acquire in the future, other businesses, products or technologies, which could require significant management attention, disrupt our business, dilute shareholder value and adversely affect our results of operations.

As part of our business growth strategy and in order to remain competitive, we may acquire, or make investments in, complementary companies, products or technologies. For example, in fiscal 2017, we acquired substantially all of the business of iSheriff, Inc., a cloud security provider, and in fiscal 2018, we acquired machine learning-based malware detection technology.  Nevertheless, our acquisition experience to date remains limited, and as a result, our ability as an organization to acquire and integrate other companies, products or technologies in a successful manner is unproven. We may not be able to find suitable acquisition targets, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by our customers, analysts and investors. In addition, if we are unsuccessful at integrating such acquisitions or the technologies associated with such acquisitions, our revenue and results of operations could be adversely affected. In addition, while we will make significant efforts to address any information technology security issues with respect to any acquisitions, we may still inherit such risks when we integrate the acquired products and systems. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquired business, including accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisitions, each of which could adversely affect our financial condition or the value of our ordinary shares. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

We employ third-party licensed software for use in or with our services, and the inability to maintain these licenses or errors in the software we license could result in increased costs, or reduced service levels, which would adversely affect our business.

Our services incorporate and rely on certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software and development tools in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. In addition, integration of the software used in our services with new third-party software may require significant work and require substantial investment of our time and resources and delays in the release of our services until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. A licensor may have difficulties keeping up with technological changes or may stop supporting the software or other intellectual property that it licensed to us. Also, to the extent that our services depend upon the successful operation of third-party software in conjunction with our software, any undetected errors or defects in this third-party software could prevent the deployment or impair the functionality of our services, delay new services introductions, result in a failure of our services, and injure our reputation. Our use of additional or alternative third-party software would require us to enter into additional license agreements with third parties on terms that may not be favorable to us.

If the market for SaaS business software applications develops more slowly than we expect or declines, our business would be adversely affected.

The expansion of the SaaS business applications market depends on a number of factors, including the cost, performance and perceived value associated with SaaS, as well as the ability of SaaS providers to address data security and privacy concerns. Additionally, government agencies have adopted, or may adopt, laws and regulations regarding the collection and use of personal information obtained from consumers and other individuals, or seek to access information on our platform, either of which may reduce the overall demand for our platform. If we or other SaaS providers experience data security incidents, loss of customer data, disruptions in delivery, or other problems, the market for SaaS business applications, including our services, may be negatively affected.

Natural disasters, power loss, telecommunications failures and similar events could cause interruptions or performance problems associated with our information and technology infrastructure that could impair the delivery of our services and harm our business.

We currently store our customers’ information within twelve third-party data center hosting facilities located in twelve locations around the world. As part of our current disaster recovery arrangements, our production environment and all of our customers’ data is currently replicated in near real-time in a facility located in a different location. We cannot provide assurance that the measures we have taken to eliminate single points of failure will be effective to prevent or minimize interruptions to our operations. Our facilities are vulnerable to interruption or damage from a number of sources, many of which are beyond our control, including floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Any damage to, or failure of, our systems generally could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause customers to terminate their subscriptions and adversely affect our renewal rate and our ability to attract new customers. Our business and reputation will also be harmed if our existing and potential customers believe our service is unreliable. The occurrence of a natural disaster, an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service. Even with the disaster recovery arrangements, our service could be interrupted. As we continue to add data centers and add capacity in our existing data centers, we may move or transfer our data and our customers’ data. Any unsuccessful data transfers may impair the delivery of our service. Further, as we continue to grow and scale our business to meet the needs of our customers, additional burdens may be placed on our hosting facilities.

We are a multinational organization faced with increasingly complex tax issues in many jurisdictions, and we could be obligated to pay additional taxes in various jurisdictions.

As a multinational organization, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and results of operations. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries. Furthermore, one or more jurisdictions in which we do not believe we are currently subject to tax payment, withholding, or filing requirements, could assert that we are subject to such requirements. Any of these claims or assertions could have a material impact on us and the results of our operations.

We are subject to governmental export controls and funds dealings restrictions that could impair our ability to compete in certain international markets and subject us to liability if we are not in full compliance with applicable laws.

Our software and services may be subject to export controls and we may also be subject to restrictions or prohibitions on transactions with, or on dealing in funds transfers to/from, certain embargoed jurisdictions and sanctioned persons and entities, pursuant to the U.K. Export Control Organisation’s restrictions, the U.K. Treasury’s restrictions, the EU Council Regulations, the United States Department of Commerce’s Export Administration Regulations, the economic and trade sanctions regulations administered by the United States Treasury Department’s Office of Foreign Assets Controls and United States Department of State, and similar laws that may apply in other jurisdictions in which we operate or sell or distribute our services. Export control and economic sanctions laws include prohibitions on the sale or supply of certain products and services to certain embargoed or sanctioned countries, regions, governments, persons and entities, as well as restrictions or prohibitions on dealing in funds to/from those countries, regions, governments, persons and entities. In addition, various countries regulate the import of certain encryption items and technology through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our services or could limit our customers’ ability to implement our services in those countries.

The exportation, re-exportation, and importation of our software and services, including by our channel partners, must comply with applicable laws or else we may be adversely affected, through reputational harm, government investigations, penalties, and/or a denial or curtailment of our ability to export our services. Although we take precautions to prevent our services from being provided in violation of such laws, our services may have been in the past, and could in the future be, provided in violation of such laws.

If we are found to be in violation of U.S. sanctions or export control laws, it could result in substantial fines and penalties for us and for the individuals working for us, including civil penalties of up to $250,000 or twice the value of the transaction, whichever is greater, per violation, and in the event of conviction for a criminal violation, fines of up to $1 million and possible incarceration for responsible employees and managers for willful and knowing violations. Under the terms of applicable regulations, each instance in which a company provides goods or services may be considered a separate violation. If we are found to be in violation of U.K. sanctions or export controls, it could also result in unlimited fines for us and responsible employees and managers, as well as imprisonment of up to two years for responsible employees and managers.

Changes in our software or services, or changes in export, sanctions or import laws, may delay the introduction and sale of our services in international markets, prevent our customers with international operations from deploying our software or services or, in some cases, prevent the export or import of our software or services to certain countries, regions, governments, persons or entities altogether, which could adversely affect our business, financial condition and operating results.

Our quarterly results may fluctuate for a variety of reasons and may not fully reflect the underlying performance of our business.

Our quarterly operating results, including the levels of our revenue, gross margin, profitability, cash flow and deferred revenue, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control and, as a result, may not fully reflect the underlying performance of our business. Fluctuations in quarterly results may negatively impact the value of our ordinary shares. Factors that may cause fluctuations in our quarterly financial results include, but are not limited to:

•	foreign exchange rates;
•	our ability to attract new customers;
•	our revenue retention rate;
•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•	network outages or security breaches;
•	general economic, industry and market conditions;
•	increases or decreases in the number of features in our services or pricing changes upon any renewals of customer agreements;
•	changes in our pricing policies or those of our competitors;
•	new variations in sales of our services, which has historically been highest in the fourth quarter of a given fiscal year;
•

the timing and success of new services and service introductions by us and our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners; and

•	the impact of acquisitions.

If we need to raise additional capital to expand our operations and invest in new technologies in the future and cannot raise it on acceptable terms or at all, our ability to compete successfully may be harmed.

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for at least the next twelve months. However, unforeseen circumstances may arise which may mean that we may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests and the value of our ordinary shares could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. If we need additional capital and cannot raise it on acceptable terms, if at all, we may not be able to, among other things:

•	develop and enhance our services;
•	continue to expand our research and development, sales and marketing organizations;
•	hire, train and retain key employees;
•	respond to competitive pressures or unanticipated working capital requirements; or
•	pursue acquisition opportunities.

Our inability to do any of the foregoing could reduce our ability to compete successfully and harm our results of operations.

Risks Related to Intellectual Property

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

Our success and ability to compete depend in part on our intellectual property. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. As of March 31, 2018, we have 12 patents issued and 12 patent applications pending in the United States. We also have 4 patents issued and 5 patent applications pending for examination in non-U.S. jurisdictions. We may not be able to obtain any further patents, and our pending applications may not result in the issuance of patents. We have issued patents and pending patent applications outside the United States, and we may have to expend significant resources to obtain additional patents as we expand our international operations due to the cost of monitoring and protecting our rights across multiple jurisdictions.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Failure to adequately enforce our intellectual property rights could also result in the impairment or loss of those rights. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Patent, copyright, trademark and trade secret laws offer us only limited protection and the laws of many of the countries in which we sell our services do not protect proprietary rights to the same extent as the United States and Europe. Accordingly, defense of our trademarks and proprietary technology may become an increasingly important issue as we continue to expand our operations and solution development into countries that provide a lower level of intellectual property protection than the United States or Europe. Policing unauthorized use of our intellectual property and technology is difficult and the steps we take may not prevent misappropriation of the intellectual property or technology on which we rely. For example, in the event of inadvertent or malicious disclosure of our proprietary technology, trade secret laws may no longer afford protection to our intellectual property rights in the areas not otherwise covered by patents or copyrights. Accordingly, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. Our failure to secure, protect and enforce our intellectual property rights could materially adversely affect our brand and our business.

We may elect to initiate litigation in the future to enforce or protect our proprietary rights or to determine the validity and scope of the rights of others. That litigation may not be ultimately successful and could result in substantial costs to us, the reduction or loss in intellectual property protection for our technology, the diversion of our management’s attention and harm to our reputation, any of which could materially and adversely affect our business and results of operations.

We may be sued by third parties for alleged infringement of their proprietary rights.

There is considerable patent and other intellectual property development activity in our industry. Our success depends, in part, on our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities, including non-practicing entities, which are entities that have no operating business but exist purely as collectors of patents, and individuals, may own or claim to own intellectual property relating to our industry.

From time to time, certain third parties have claimed that we are infringing upon their intellectual property rights. In the future, we may be found to be infringing upon such rights. We closely monitor all such claims and none of the claims by the third parties have resulted in litigation, but legal actions by such parties are still possible. In addition, we cannot assure you that actions by other third parties alleging infringement by us of third-party patents or other intellectual property will not be asserted or prosecuted against us. In the future, others may claim that our services and underlying technology infringe or violate their intellectual property rights. We may also be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. Under all of our sales contracts, we are obligated to indemnify our customers and channel partners against third-party infringement claims, and we may also be obligated to pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify services or refund fees, any of which could be costly. Even if we were to prevail in such a dispute, any litigation regarding intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

Confidentiality arrangements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

We have devoted substantial resources to the development of our technology, business operations and business plans. In order to protect our trade secrets and proprietary information, we rely in significant part on confidentiality arrangements with our employees, licensees, independent contractors, advisers, channel partners, resellers and customers. These arrangements may not be effective to prevent disclosure of confidential information, including trade secrets, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, if others independently discover trade secrets and proprietary information, we would not be able to assert trade secret rights against such parties. Effective trade secret protection may not be available in every country in which our services are available or where we have employees or independent contractors. The loss of trade secret protection could make it easier for third parties to compete with our solutions by copying functionality. In addition, any changes in, or unexpected interpretations of, the trade secret and employment laws in any country in which we operate may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

We may be subject to damages resulting from claims that our employees or contractors have wrongfully used or disclosed alleged trade secrets of their former employers or other parties.

We could in the future be subject to claims that employees or contractors, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of our competitors or other parties. Litigation may be necessary to defend against these claims. If we fail in defending against such claims, a court could order us to pay substantial damages and prohibit us from using technologies or features that are essential to our solutions, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of these parties. In addition, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to develop, market and support potential solutions or enhancements, which could severely harm our business. Even if we are successful in defending against these claims, such litigation could result in substantial costs and be a distraction to management.

The use of open source software in our offerings may expose us to additional risks and harm our intellectual property.

Open source software is typically freely accessible, usable and modifiable. Certain open source software licenses require a user who intends to distribute the open source software as a component of the user’s software to disclose publicly part or all of the source code to the user’s software. In addition, certain open source software licenses require the user of such software to make any derivative works of the open source code available to others on unfavorable terms or at no cost. This can subject previously proprietary software to open source license terms.

We monitor and control our use of open source software in an effort to avoid unanticipated conditions or restrictions on our ability to successfully commercialize our products and solutions and believe that our compliance with the obligations under the various applicable licenses has mitigated the risks that we have triggered any such conditions or restrictions. However, such use may have inadvertently occurred in the development and offering of our products and solutions. Additionally, if a third-party software provider has incorporated certain types of open source software into software that we have licensed from such third-party, we could be subject to the obligations and requirements of the applicable open source software licenses. This could harm our intellectual property position and have a material adverse effect on our business, results of operations and financial condition.

The terms of many open source software licenses have not been interpreted by U.S. or foreign courts, and there is a risk that those licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to successfully commercialize our products and solutions. For example, certain open source software licenses may be interpreted to require that we offer our products or solutions that use the open source software for no cost; that we make available the source code for modifications or derivative works we create based upon, incorporating or using the open source software (or that we grant third parties the right to decompile, disassemble, reverse engineer, or otherwise derive such source code); that we license such modifications or derivative works under the terms of the particular open source license; or that otherwise impose limitations, restrictions or conditions on our ability to use, license, host, or distribute our products and solutions in a manner that limits our ability to successfully commercialize our products.

We could, therefore, be subject to claims alleging that we have not complied with the restrictions or limitations of the applicable open source software license terms or that our use of open source software infringes the intellectual property rights of a third-party. In that event, we could incur significant legal expenses, be subject to significant damages, be enjoined from further sale and distribution of our products or solutions that use the open source software, be required to pay a license fee, be forced to reengineer our products and solutions, or be required to comply with the foregoing conditions of the open source software licenses (including the release of the source code to our proprietary software), any of which could adversely affect our business. Even if these claims do not result in litigation or are resolved in our favor or without significant cash settlements, the time and resources necessary to resolve them could harm our business, results of operations, financial condition and reputation.

Additionally, the use of open source software can lead to greater risks than the use of third-party commercial software, as open source software does not come with warranties or other contractual protections regarding indemnification, infringement claims or the quality of the code.

Risks Related to Ownership of Our Ordinary Shares and Our Organization in Jersey

Our share price has been and may continue to be volatile.

The market price of our ordinary shares may decline.  In addition, the market price of our ordinary shares could be highly volatile and may fluctuate substantially as a result of many factors, many of which we cannot control, including:

•	actual or anticipated fluctuations in our results of operations;
•	variance in our financial performance from the expectations of market analysts;

•	announcements by us or our competitors of significant business developments, changes in service provider relationships, acquisitions or expansion plans;
•	changes in the prices of our services or those of our competitors;
•	our involvement in litigation;
•	our sale of ordinary shares or other securities in the future;
•	market conditions in our industry;
•	changes in key personnel;
•	the trading volume of our ordinary shares;
•	changes in the estimation of the future size and growth rate of our markets; and
•	general economic and market conditions.

In addition, the stock markets have experienced extreme price and volume fluctuations. Broad market and industry factors may materially harm the market price of our ordinary shares, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. If we were involved in any similar litigation we could incur substantial costs and our management’s attention and resources could be diverted.

If securities or industry analysts cease to publish research or publish inaccurate or unfavorable research about our business, our share price and trading volume could decline.

The trading market for our ordinary shares depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our shares or publishes inaccurate or unfavorable research about our business, our share price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our shares could decrease, which could cause our share price and trading volume to decline.

We do not expect to pay dividends and investors should not buy our ordinary shares expecting to receive dividends.

We do not anticipate that we will declare or pay any dividends in the foreseeable future, and our ability to do so may be constrained by restrictions in future debt arrangements, if any, and by Jersey law. Consequently, you will only realize an economic gain on your investment in our ordinary shares if the price appreciates. You should not purchase our ordinary shares expecting to receive cash dividends. Since we do not pay dividends, and if we are not successful in establishing an orderly trading market for our shares, then you may not have any manner to liquidate or receive any payment on your investment. Therefore, our failure to pay dividends may cause you to not see any return on your investment even if we are successful in our business operations. In addition, because we do not pay dividends we may have trouble raising additional funds which could affect our ability to expand our business operations.

The market price of our ordinary shares could be negatively affected by future sales of our ordinary shares.

Sales by us or our shareholders of a substantial number of ordinary shares in the public market, or the perception that these sales might occur, could cause the market price of our ordinary shares to decline or could impair our ability to raise capital through a future sale of, or pay for acquisitions using, our equity securities.

We have filed with the SEC a Registration Statement on Form F-3, commonly referred to as a “shelf registration,” that permits us to sell in a registered offering up to $50 million of our securities at our discretion.  The shelf registration was declared effective by the SEC in March 2017.  While we have no current plans to conduct an offering of securities under the shelf registration statement, our plans could change at any time. In addition, the shelf registration statement also covers the registration of a significant number of ordinary shares held by our existing shareholders.  By agreement, these shareholders are entitled to demand that we register their shares under the Securities Act of 1933, as amended, or the Securities Act, for resale into the public markets and they could exercise their rights by requiring that we initiate an offering under the shelf registration statement.

In addition to our current shareholders’ registration rights and our existing shelf registration statement, as of March 31, 2018, we had outstanding options and unvested restricted share units to purchase 6,262,623 shares under our equity incentive plans and had an additional 8,761,886 shares available for future grant.

As a result of the loss of our foreign private issuer status, we are now required to comply with the Exchange Act’s domestic reporting regime, which will cause us to incur significant legal, accounting and other expenses.

As of September 30, 2017, we determined that we no longer qualify as a “foreign private issuer” as such term is defined in Rule 405 under the Securities Act, which means that we are required to comply with all of the periodic disclosure and current reporting requirements of the Exchange Act applicable to U.S. domestic issuers as of April 1, 2018. As of April 1, 2018, we have been required to comply with the Exchange Act reporting and other requirements applicable to U.S. domestic issuers, which are more detailed and extensive than the requirements for foreign private issuers. We have been required to make changes in our corporate governance practices in accordance with various SEC and NASDAQ rules. In addition, our officers and directors are no longer exempt from the reporting and “short-swing” profit recovery provisions of Section 16 of the Exchange Act and related rules with respect to their purchase and sales of our securities. As a result of such compliance, the regulatory and compliance costs to us under U.S. securities laws may be significantly higher than the cost we would incur as a foreign private issuer and therefore, we expect that the loss of foreign private issuer status will increase our legal and financial compliance costs and would make some activities highly time consuming and costly.

We must maintain proper and effective internal controls over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our ordinary shares.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act and the related rules adopted by the SEC, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.

In addition, our independent registered public accounting firm must attest to the effectiveness of our internal control over financial reporting under Section 404. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. We may not be able to remediate any future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion. We are also required to disclose significant changes made in our internal control procedures on a quarterly basis. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts.

Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to assert that our internal control over financial reporting is effective or our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls when it is required to issue such opinion, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our ordinary shares could decline, and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities.

Changes in U.S. tax laws could have a material adverse effect on our business, cash flow, results of operations or financial conditions.

The Tax Cuts and Jobs Act of 2017, which has been passed by the U.S. Congress and signed by the President, contains many significant changes to the U.S. federal income tax laws, the consequences of which have not yet been fully determined. Changes in corporate tax rates, the realizability of the net deferred tax assets relating to our U.S. subsidiary, and the deductibility of expenses contained in the Tax Cuts and Jobs Act or other tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. The foregoing items could have a material adverse effect on our business, cash flow, results of operations or financial conditions.

A change in our tax residence could have a negative effect on our future profitability.

Although we are organized under the laws of the Bailiwick of Jersey, our affairs are, and are intended to continue to be, managed and controlled in the United Kingdom for tax purposes and therefore we are resident in the United Kingdom for U.K. and Jersey tax purposes. It is possible that in the future, whether as a result of a change in law or the practice of any relevant tax authority or as a result of any change in the conduct of our affairs or for any other reason, we could become, or be regarded as having become, a resident in a jurisdiction other than the United Kingdom. If we cease to be a U.K. tax resident, we may be subject to a charge to U.K. corporation tax on chargeable gains on our assets and to unexpected tax charges in other jurisdictions on our income. Similarly, if the tax residency of any of our subsidiaries were to change from their current jurisdiction for any of the reasons listed above, we may be subject to a charge to local capital gains tax on the assets.

Taxing authorities could reallocate our taxable income among our subsidiaries, which could increase our consolidated tax liability.

We conduct operations world-wide through subsidiaries in various tax jurisdictions pursuant to transfer pricing arrangements between our company and its subsidiaries. If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arm’s length and that appropriate documentation is maintained to support the transfer pricing. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable tax authorities. If tax authorities in any of these countries were to successfully challenge our transfer prices as not reflecting arms’ length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, which could result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, resulting in double taxation. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, it would increase our consolidated tax liability, which could adversely affect our financial condition, results of operations and cash flows. Double taxation should be mitigated in these circumstances where the affiliated parties that are subject to the transfer pricing adjustments are able to benefit from any applicable double taxation agreement.

Our ability to use our net operating loss carry forwards may be subject to limitation.

As of March 31, 2018, we had approximately $52.6 million, $56.4 million, $39.5 million, $17.3 million, and $2.4 million in U.K., U.S. federal, U.S. state, Australia, and Germany net operating losses, respectively. As of March 31, 2018, we also had a $1.2 million U.K. income tax credit carryforward. Each jurisdiction in which we operate may have its own limitations on our ability to utilize net operating losses or tax credit carryovers generated in that jurisdiction that may increase our U.K. and/or foreign income tax liability.

U.S. holders of our ordinary shares could be subject to material adverse tax consequences if we are considered a Passive Foreign Investment Company, or PFIC, for U.S. federal income tax purposes.

We do not believe that we were a PFIC for U.S. federal income tax purposes during the tax year ending March 31, 2018 and do not expect to be a PFIC for U.S. federal income tax purposes in the tax year. We also do not expect to become a PFIC in the foreseeable future, but the possible status as a PFIC must be determined annually and therefore may be subject to change. If we are at any time treated as a PFIC, such treatment could result in a reduction in the after-tax return to U.S. holders of our ordinary shares and may cause a reduction in the value of such shares. Furthermore, if we are at any time treated as a PFIC, U.S. holders of our ordinary shares could be subject to greater U.S. income tax liability than might otherwise apply, imposition of U.S. income tax in advance of when tax would otherwise apply and detailed tax filing requirements that would not otherwise apply. For U.S. federal income tax purposes, “U.S. holders” include individuals and various entities. A corporation is classified as a PFIC for any taxable year in which (i) at least 75% of its gross income is passive income or (ii) at least 50% of the average quarterly value of all its total gross assets is attributable to assets that produce or are held for the production of passive income. For this purpose, passive income includes certain dividends, interest, royalties and rents that are not derived in the active conduct of a trade or business. The PFIC rules are complex and a U.S. holder of our ordinary shares is urged to consult its own tax advisors regarding the possible application of the PFIC rules to it in its particular circumstances.

U.S. shareholders may not be able to enforce civil liabilities against us.

Several of our directors and executive officers are not residents of the United States, and all or a substantial portion of the assets of such persons are located outside the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons or to enforce against them judgments obtained in U.S. courts predicated upon the civil liability provisions of the federal securities laws of the United States.

There is also a doubt as to the enforceability in England and Wales and Jersey, whether by original actions or by seeking to enforce judgments of U.S. courts, of claims based on the federal securities laws of the United States. In addition, punitive damages in actions brought in the United States or elsewhere may be unenforceable in England and Wales and Jersey.

The rights afforded to shareholders are governed by Jersey law. Not all rights available to shareholders under English law or U.S. law will be available to shareholders.

The rights afforded to shareholders will be governed by Jersey law and by our Articles of Association, and these rights differ in certain respects from the rights of shareholders in typical English companies and U.S. corporations. In particular, Jersey law significantly limits the circumstances under which shareholders of companies may bring derivative actions and, in most cases, only the corporation may be the proper claimant or plaintiff for the purposes of maintaining proceedings in respect of any wrongful act committed against it. Neither an individual nor any group of shareholders has any right of action in such circumstances. In addition, Jersey law does not afford appraisal rights to dissenting shareholders in the form typically available to shareholders of a U.S. corporation.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Principal Office Locations

The table below describes our existing principal office facilities, all of which are leased, or, in the case of our new U.K. Global Headquarters, is under an agreement for lease.

Location	Purpose	Square Footage	Expiration
London, United Kingdom	Global Headquarters	57,093	12/1/2019
London, United Kingdom	Global Headquarters (projected December 2019)	112,888	1/1/2029
Lexington, Massachusetts USA	North American Headquarters	79,145	1/31/2028
Watertown, Massachusetts USA	Former North American Headquarters	44,170	10/31/2020
Johannesburg, South Africa	South African Headquarters	22,722	9/30/2018

We maintain additional leased office facilities in Cape Town, South Africa, Melbourne and Sydney, Australia, Munich, Germany, Amsterdam, the Netherlands, Dubai, UAE, as well as in Chicago, Dallas and San Francisco in the United States.

We believe that the total space available to us in the facilities under our current leases or an agreement for lease, or obtainable by us on commercially reasonable terms, will meet our needs for the foreseeable future.

Data Centers

We have two data centers in each of the United States, the United Kingdom, South Africa, Australia, Jersey, Channel Islands and Germany.  Our data center leases expire between 2020 and 2023. We have capacity headroom built into our primary data center leases to accommodate infrastructure growth within the lease periods should we need to add more space or power to our existing footprint.

For more information about our lease and data center commitments, see also Note 12, Commitments and Contingencies, of the Notes to our Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K.

Item 3. Legal Proceedings.

From time to time, we may be involved in legal proceedings and subject to claims in the ordinary course of business. Although the results of these proceedings and claims cannot be predicted with certainty, we do not believe the ultimate cost to resolve these matters would individually, or taken together, have a material adverse effect on our business, operating results, cash flows or financial condition. Regardless of the outcome, such proceedings can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our ordinary shares are listed on The Nasdaq Global Select Market under the symbol “MIME.”

The following table sets forth the reported high and low sales prices of our ordinary shares for the periods indicated, as quoted on the Nasdaq Global Select Market:

Year Ended March 31, 2018	High	Low
First Quarter	$29.48	$20.91
Second Quarter	$30.10	$25.12
Third Quarter	$32.00	$26.50
Fourth Quarter	$39.33	$28.14
Year Ended March 31, 2017
First Quarter	$12.15	$7.08
Second Quarter	$20.10	$9.50
Third Quarter	$24.60	$17.35
Fourth Quarter	$23.10	$16.75

Shareholders

As of March 31, 2018, there were 93 holders of record of our ordinary shares, including Cede & Co., a nominee for The Depository Trust Company, or DTC, which holds shares of our ordinary shares on behalf of an indeterminate number of beneficial owners. All of the ordinary shares held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one shareholder. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our ordinary shares. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to applicable laws, including the laws of the Bailiwick of Jersey, and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Initial Public Offering of Ordinary Shares

Our initial public offering of ordinary shares was effected through the filing of a Registration Statement on Form F-1 (File No. 333-207454), which was declared effective by the SEC on November 18, 2015. There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plan is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Stock Performance Graph

The graph below compares the cumulative total return to shareholders on our ordinary shares for the period from November 19, 2015 (the first date that our ordinary shares were publicly traded) through March 31, 2018 against the cumulative total return of the Russell 2000 Index and the NASDAQ Computer Index. The comparison assumes $100 was invested in our ordinary shares and each of the indices and the reinvestment of dividends, if any.

The performance shown on the graph below is based on historical results and is not indicative of, nor intended to forecast, future performance of our ordinary shares.

	11/19/15	3/31/16	3/31/17	3/31//18
Mimecast Limited	100.00	96.34	221.68	350.79
Russell 2000 Index	100.00	96.58	121.90	136.28
NASDAQ Computer Index	100.00	100.25	127.61	162.86

This performance graph and related information shall not be deemed to be “soliciting material” or “filed” for purposes of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any filing of Mimecast Limited under the Exchange Act or the Securities Act, except to the extent that we specifically incorporate it by reference in such filing.

Item 6. Selected Financial Data.

Our historical consolidated financial statements are prepared in accordance with U.S. GAAP and presented in U.S. dollars. The selected historical consolidated financial information set forth below has been derived from our historical consolidated financial statements for the years presented. Historical information as of March 31, 2018 and 2017 and for the years ended March 31, 2018, 2017 and 2016 is derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Historical financial information as of March 31, 2016, 2015 and 2014 and for the years ended March 31, 2015 and 2014 is derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. You should read the information presented below in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes appearing in Item 8. “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K to fully understand the factors that may affect the comparability of the information presented below.

The selected consolidated financial data in this section are not intended to replace the consolidated financial statements and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended March 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$261,897	$186,563	$141,841	$116,085	$88,315
Cost of revenue (1)	69,699	50,314	41,809	36,821	28,673
Gross profit	192,198	136,249	100,032	79,264	59,642
Operating expenses
Research and development (1)	38,373	22,593	17,663	14,461	12,844
Sales and marketing (1)	121,246	96,154	65,187	51,224	46,971
General and administrative (1)	36,989	27,875	19,756	15,806	11,187
Impairment of long-lived assets	1,712	—	—	—	—
Restructuring	832	—	—	1,203	—
Total operating expenses	199,152	146,622	102,606	82,694	71,002
Loss from operations	(6,954)	(10,373)	(2,574)	(3,430)	(11,360)
Other income (expense)
Interest income	1,310	510	74	62	86
Interest expense	(598)	(268)	(690)	(703)	(542)
Foreign exchange (expense) income	(3,511)	6,892	811	4,508	(5,055)
Other income, net	72	—	—	—	—
Total other income (expense), net	(2,727)	7,134	195	3,867	(5,511)
(Loss) income before income taxes	(9,681)	(3,239)	(2,379)	437	(16,871)
Provision for income taxes	2,705	2,202	865	152	19
Net (loss) income	$(12,386)	$(5,441)	$(3,244)	$285	$(16,890)
Net (loss) income per share applicable to ordinary shareholders: (2)
Basic	$(0.22)	$(0.10)	$(0.08)	$0.01	$(0.53)
Diluted	$(0.22)	$(0.10)	$(0.08)	$0.01	$(0.53)
Weighted-average number of ordinary shares used in computing net (loss) income per share applicable to ordinary shareholders:
Basic	57,269	54,810	40,826	32,354	31,719
Diluted	57,269	54,810	40,826	36,075	31,719

	As of March 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$137,210	$111,666	$106,140	$32,890	$19,158
Property and equipment, net	123,822	32,009	24,806	23,159	24,974
Total assets	358,398	205,352	175,127	88,829	75,783
Debt and capital lease obligations, current and long-term	3,515	2,203	6,891	12,364	9,092
Deferred revenue, current and long-term	141,102	95,348	70,040	53,308	46,131
Convertible preferred shares	—	—	—	59,305	59,305
Total shareholders' equity (deficit)	101,692	81,992	78,074	(53,851)	(56,750)

	Year Ended March 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)
Supplemental Financial and Other Data:
Revenue constant currency growth rate (3)	38%	39%	30%	33%	37%
Revenue retention rate (4)	110%	111%	109%	107%	105%
Total customers (5)	30,400	26,400	18,000	13,800	10,300
Adjusted EBITDA (6)	$25,752	$11,802	$15,839	$14,227	$(1,170)

(1)	Share-based compensation expense included in these line items was as follows:

	Year Ended March 31,
	2018	2017	2016	2015	2014
	(in thousands)
Cost of revenue	$1,053	$1,353	$633	$151	$151
Research and development	2,555	1,873	1,711	544	291
Sales and marketing	4,477	4,719	3,180	1,684	395
General and administrative	3,649	2,349	2,362	3,047	395
Total share-based compensation expense	$11,734	$10,294	$7,886	$5,426	$1,232

(2)

Basic and diluted net (loss) income per share applicable to ordinary shareholders is computed based on the weighted-average number of ordinary shares outstanding during each period. For additional information, see Note 2 to the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(3)

In order to determine how our business performed exclusive of the effect of foreign currency fluctuations, we compare the percentage change in our revenue from one period to another using a constant currency. To determine the revenue constant currency growth rate for each period, revenue from entities reporting in foreign currencies was translated into U.S. dollars using the comparable prior period’s foreign currency exchange rates. For example, the average rates in effect for the fiscal year ended March 31, 2017 were used to convert revenue for the year ended March 31, 2018 and the revenue for the comparable prior period ended March 31, 2017, rather than the actual exchange rates in effect during the respective period. Revenue constant currency growth rate is a non-GAAP financial measure. A reconciliation of this non-GAAP measure to its most directly comparable U.S. GAAP measure for the respective periods can be found in the table below.

	Year Ended March 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)
Reconciliation of Revenue Constant Currency Growth Rate:
Revenue, as reported	$261,897	$186,563	$141,841	$116,085	$88,315
Revenue year-over-year growth rate, as reported	40%	32%	22%	31%	32%
Estimated impact of foreign currency fluctuations	(2)%	7%	8%	2%	5%
Revenue constant currency growth rate	38%	39%	30%	33%	37%

The impact of foreign exchange rates is highly variable and difficult to predict. We use revenue constant currency growth rate to show the impact from foreign exchange rates on the current period revenue growth rate compared to the prior period revenue growth rate using the prior period’s foreign exchange rates. In order to properly understand the underlying business trends and performance of our ongoing operations, we believe that investors may find it useful to consider the impact of excluding changes in foreign exchange rates from our revenue growth rate.

We believe that presenting this non-GAAP financial measure in this Annual Report on Form 10-K provides investors greater transparency to the information used by our management for financial and operational decision-making and allows investors to see our results “through the eyes” of management. We also believe that providing this information better enables our investors to understand our operating performance and evaluate the methodology used by management to evaluate and measure such performance.

However, this non-GAAP measure should not be considered in isolation or as a substitute for our financial results prepared in accordance with U.S. GAAP. For example, revenue constant currency growth rates, by their nature, exclude the impact of foreign exchange, which may have a material impact on U.S. GAAP revenue. Non-GAAP financial measures are not based on any comprehensive set of accounting rules or principles and therefore other companies may calculate similarly titled non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.

(4)

We calculate our revenue retention rate by annualizing revenue on a constant currency basis recorded on the last day of the measurement period for only those customers in place throughout the entire measurement period. We include add-on, or upsell, revenue from additional employees and services purchased by existing customers. We divide the result by revenue on a constant currency basis on the first day of the measurement period for all customers in place at the beginning of the measurement period. The measurement period is based on the trailing twelve months. The revenue on a constant currency basis is based on the average exchange rates in effect during the respective period.

(5)	Reflects the customer count on the last day of the period rounded to the nearest hundred customers.
(6)

Adjusted EBITDA is a non-GAAP financial measure that we define as net (loss) income, adjusted to exclude: depreciation, amortization, disposals and impairments of long-lived assets, share-based compensation expense, restructuring expense, interest income and interest expense, provision for income taxes and foreign exchange (expense) income and includes rent paid in the period related to locations that are accounted for as build-to-suit facilities.

We believe that Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and facilitates comparisons with our peer companies, many of which use a similar non-GAAP financial measure to supplement their GAAP results.

We use Adjusted EBITDA in conjunction with traditional GAAP operating performance measures as part of our overall assessment of our performance, for planning purposes, including the preparation of our annual operating budget, to evaluate the effectiveness of our business strategies, to communicate with our board of directors concerning our financial performance, and for establishing incentive compensation metrics for executives and other senior employees.

We do not place undue reliance on Adjusted EBITDA as a measure of operating performance. This non-GAAP measure should not be considered as a substitute for other measures of financial performance reported in accordance with GAAP. There are limitations to using a non-GAAP financial measure, including that other companies may calculate this measure differently than we do, that it does not reflect our capital expenditures or future requirements for capital expenditures and that it does not reflect changes in, or cash requirements for, our working capital.

The following table presents a reconciliation of net (loss) income to Adjusted EBITDA:

	Year Ended March 31,
	2018	2017	2016	2015	2014
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net (loss) income	$(12,386)	$(5,441)	$(3,244)	$285	$(16,890)
Depreciation, amortization and disposals of long-lived assets	19,141	11,881	10,527	11,028	8,958
Rent expense related to build-to-suit facilities	(785)	—	—	—	—
Interest (income) expense, net	(712)	(242)	616	641	456
Provision for income taxes	2,705	2,202	865	152	19
Share-based compensation expense	11,734	10,294	7,886	5,426	1,232
Impairments of long-lived assets	1,712	—	—	—	—
Restructuring	832	—	—	1,203	—
Foreign exchange expense (income)	3,511	(6,892)	(811)	(4,508)	5,055
Adjusted EBITDA	$25,752	$11,802	$15,839	$14,227	$(1,170)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with Item 6. “Selected Financial Data,” our audited consolidated financial statements and related notes and other financial information included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, this discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of numerous factors, including, but not limited to, the risks discussed in Item 1A, “Risk Factors.” Our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K are prepared in accordance with accounting principles generally accepted in the United States.

Overview

We are a leading global provider of next generation cloud security and risk management services for corporate information and email. Our fully-integrated suite of proprietary cloud services protects customers of all sizes from the significant business and data security risks to which their email system exposes them. We protect customers from today’s rapidly changing threat landscape where email has become a powerful attack vector and data leak concern. We also mitigate the significant business disruption that email failure or downtime causes. In addition, our archiving services secure, store and manage critical corporate communications and information to address growing compliance, regulatory and e-discovery requirements and enable customers to use this increasing archive of information to improve employee productivity.

We operate our business on a SaaS model with renewable annual subscriptions. Customers enter into annual and multi-year contracts to utilize various components of our services. Our subscription fee includes the use of the selected service and technical support. We believe our technology, subscription-based model, and customer support have led to our high revenue retention rate, which has helped us drive our strong revenue growth. We have historically experienced significant revenue growth from our existing customer base as they renew our services and purchase additional products.

We market and sell our services to organizations of all sizes across a broad range of industries. As of March 31, 2018, we provided our services to approximately 30,400 customers and protected millions of their employees across the world. We generate sales through our network of channel partners as well as through our direct sales force. Our growth and future success depends on our ability to expand our customer base and to sell additional services to our existing customers.

In the fiscal year ended March 31, 2018, we generated 51% of our revenue outside of the United States, with 31% generated from the United Kingdom, 15% from South Africa and 5% from the rest of the world. In the fiscal year ended March 31, 2017, we generated 51% of our revenue outside of the United States, with 33% generated from the United Kingdom, 15% from South Africa and 3% from the rest of the world. Our most significant growth market is the United States. We also believe that there is significant opportunity in our other existing markets. We intend to make significant investments in sales and marketing to continue expanding our customer base in our target markets.

We were founded in 2003 with a mission to make email safer and better, and to transform the way organizations protect, store and access their email and corporate information. Our first service, Mimecast Email Security, which we launched in late 2003, was quickly followed by Mimecast Email Continuity. In 2004, we added Mimecast Enterprise Information Archiving. These three services generate a large proportion of our revenue today. In 2006, we started the development of our proprietary cloud architecture, which we refer to as Mime | OS™. We believed early on that investing in the development of our own cloud operating system was a strategic requirement that would enable us to integrate and scale our services. Mimecast Large File Send was released in 2013 and was followed by Mimecast Targeted Threat Protection in 2014, our advanced persistent threat protection service. In 2014, we also released comprehensive risk mitigation technologies specifically for Microsoft Office 365®, and in 2015, we released Mimecast Secure Messaging. In 2016 and 2017, we announced the newest aspects of our Targeted Threat Protection service, Impersonation Protect and Internal Email Protect, respectively.  Additionally, in 2017, we acquired technology from iSheriff, Inc. to provide our customers additional real-time email threat intelligence and detection expertise complementing our existing portfolio of email security, continuity and archiving solutions.  In fiscal 2018, we announced Sync & Recover, a service to enable fast mailbox recovery in the event omnipresent attackers are successful in penetrating an organization.

Key Factors Affecting Our Performance

We believe that the growth of our business and our future success are dependent upon a number of key factors, including the following:

Acquisition of new customers. We employ a sales strategy that focuses on acquiring new customers through our direct sales force and network of channel partners, and selling additional products to existing customers. Acquiring new customers is a key element of our continued success, growth opportunity and future revenue. We have invested in and intend to continue to invest in our direct sales force and channel partners. During the year ended March 31, 2018, our customer base increased by approximately 4,000 organizations.

Further penetration of existing customers. Our direct sales force, together with our channel partners and dedicated customer experience team seek to generate additional revenue from our existing customers by adding more employees and selling additional services. We continue to believe a significant opportunity exists for us to sell additional services to current customers as they experience the benefits of our services and we address additional business use cases.

Investment in growth. We are expanding our operations, increasing our headcount and developing software to both enhance our current offerings and build new features. We expect our total operating expenses to increase, particularly as we continue to expand our sales operations, marketing activities and research and development team. We intend to continue to invest in our sales, marketing and customer experience organizations to drive additional revenue and support the growth of our customer base. Investments we make in our sales and marketing and research and development organizations will occur in advance of experiencing any benefits from such investments. For the year ending March 31, 2019, we plan to continue increasing the size of our sales force and to invest in the development of additional marketing content. We have increased and plan to continue to increase the size of our research and development team.

Currency fluctuations. We conduct business in the United States and in other countries in North America, the United Kingdom and other countries in Europe, South Africa and other countries in Africa, and also Australia. As a result, we are exposed to risks associated with fluctuations in currency exchange rates, particularly between the U.S. dollar, the British pound and the South African rand. In the year ended March 31, 2018, 51% of our revenue was denominated in U.S. dollars, 29% in British pounds, 15% in South African rand and 5% in other currencies. Given that our functional currency and the functional currency of our subsidiaries is the local currency of each entity but our reporting currency is the U.S. dollar, devaluations of the British pound, South African rand and other currencies relative to the U.S. dollar impacts our profitability.

Key Performance Indicators

In addition to traditional financial metrics, such as revenue and revenue growth trends, we monitor several other key performance indicators to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. The key performance indicators that we monitor are as follows:

	Year Ended March 31,
	2018	2017	2016
	(dollars in thousands)
Revenue constant currency growth rate (1)	38%	39%	30%
Revenue retention rate	110%	111%	109%
Total customers (2)	30,400	26,400	18,000
Gross profit percentage	73%	73%	71%
Adjusted EBITDA (1)	$25,752	$11,802	$15,839

(1)

Adjusted EBITDA and revenue constant currency growth rates are non-GAAP financial measures. For a reconciliation of Adjusted EBITDA and revenue constant currency growth rates to the nearest comparable GAAP measures, see Item 6. “Selected Financial Data.”

(2)	Reflects the customer count on the last day of the period rounded to the nearest hundred customers.

Revenue constant currency growth rate. We believe revenue constant currency growth rate is a key indicator of our operating results. We calculate revenue constant currency growth rate by translating revenue from entities reporting in foreign currencies into U.S. dollars using the comparable foreign currency exchange rates from the prior fiscal period. For further explanation of the uses and limitations of this measure and a reconciliation of our revenue constant currency growth rate to revenue, as reported, the most directly comparable GAAP measure, see Item 6. “Selected Financial Data.” Our revenue constant currency growth rate in fiscal 2018 was relatively consistent with fiscal 2017. As our total revenue grows, we expect our constant currency growth rate will decline as the incremental growth from period to period is expected to represent a smaller percentage of total revenue as compared to the prior period.

Revenue retention rate. We believe that our ability to retain customers is an indicator of the stability of our revenue base and the long-term value of our customer relationships. Our revenue retention rate is driven by our customer renewals and upsells. For each of the fiscal years ended March 31, 2018, 2017 and 2016, our customer retention rate has been consistently greater than 90%. We calculate our revenue retention rate by annualizing constant currency revenue recorded on the last day of the measurement period for only those customers in place throughout the entire measurement period. We include add-on, or upsell, revenue from additional employees and services purchased by existing customers. We divide the result by revenue on a constant currency basis on the first day of the measurement period for all customers in place at the beginning of the measurement period. The measurement period is the trailing twelve months. The revenue on a constant currency basis is based on the average exchange rates in effect during the respective period. Our revenue retention rate in fiscal 2018 was relatively consistent with fiscal 2017. We expect our revenue retention rate to remain relatively consistent for fiscal 2019.

Total customers. We believe the total number of customers is a key indicator of our financial success and future revenue potential. We define a customer as an entity with an active subscription contract as of the measurement date. A customer is typically a parent company or, in a few cases, a significant subsidiary that works with us directly. We expect to continue to grow our customer base through the addition of new customers in each of our markets.

Gross profit percentage. Gross profit percentage is calculated as gross profit divided by revenue. Our gross profit percentage has been relatively consistent over the past three years, however has fluctuated on a quarterly basis due to timing of the addition of hardware and employees to serve our growing customer base. We provide our services in each of the regions in which we operate. Costs related to supporting and hosting our product offerings and delivering our services are incurred in the region in which the related revenue is recognized. As a result, our gross profit percentage in actual terms is consistent with gross profit on a constant currency basis.

Adjusted EBITDA. We believe that Adjusted EBITDA is a key indicator of our operating results. We define Adjusted EBITDA as net (loss) income, adjusted to exclude: depreciation, amortization, disposals and impairments of long-lived assets, share-based compensation expense, restructuring expense, interest income and interest expense, provision for income taxes and foreign exchange (expense) income and includes rent paid in the period related to locations that are accounted for as build-to-suit facilities. For further explanation of the uses and limitations of this measure and a reconciliation of our Adjusted EBITDA to the most directly comparable GAAP measure, net (loss) income, see Item 6. “Selected Financial Data.” We expect that our Adjusted EBITDA will continue to increase; however, we expect that our operating expenses will also increase in absolute dollars as we focus on expanding our sales and marketing teams and growing our research and development capabilities.

Components of Consolidated Statements of Operations

Revenue

We generate substantially all of our revenue from subscription fees paid by customers accessing our cloud services and by customers purchasing additional support beyond the standard support that is included in our basic subscription fees. A small portion of our revenue consists of related professional services and other revenue, which consists primarily of set-up fees, ingestion fees and training fees.

We generally license our services on a price per employee basis under annual contracts. Some services, such as ingestion services, are invoiced upfront and recognized on a straight-line basis over the longer of the contract term or the average customer life.

We serve approximately 30,400 customers in multiple industries, and our revenue is not concentrated with any single customer or industry. For each of the years ended March 31, 2018, 2017 and 2016, no single customer accounted for more than 1% of our revenue, and our largest ten customers accounted for less than 10% of our revenue in aggregate.

Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. As of March 31, 2018, deferred revenue was $141.1 million. We estimate the future recognition of deferred revenue as of March 31, 2018 to be $123.1 million in 2019, $8.0 million in 2020, $5.3 million in 2021, $2.6 million in 2022 and $2.1 million thereafter.

We have continued to expand our customer base, and have recently signed on more customers with monthly, instead of annual, billing terms. The proportion of aggregate contract value reflected on our balance sheet as deferred revenue may decrease if this trend continues.

We recognize revenue ratably on a straight-line basis over the subscription term, which is typically one year in duration, provided that an enforceable contract has been signed by both parties, we have given the customer access to our SaaS solutions, collection of the fee is probable, and the fee is fixed or determinable. Our subscription service arrangements do not contain refund-type provisions.

Our professional services contracts are on a time and material basis. When these services are not combined with subscription revenues as a single unit of accounting, as discussed in the section below entitled “—Critical Accounting Policies and Estimates,” these revenues are recognized as the services are rendered.

Cost of revenue

Cost of revenue primarily consists of expenses related to supporting and hosting our product offerings and delivering our professional services. These costs consist primarily of personnel and related costs including salaries, benefits, bonuses and share-based compensation expense related to the management of our data centers, our customer support team and our professional services team. In addition to these expenses, we incur third-party service provider costs such as data center and networking expenses, allocated overhead costs, depreciation expense and amortization expense related to intangible assets. We allocate overhead costs, such as rent and facility costs, information technology costs and employee benefit costs to all departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each operating expense category.

We expect our cost of revenue to increase in absolute dollars due to expenditures related to the purchase of hardware, expansion and support of our data center operations and customer support teams. We also expect that cost of revenue as a percentage of revenue will decrease over time as we are able to achieve economies of scale in our business, although it may fluctuate from period to period depending on the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our products and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue in any particular quarterly or annual period.

Research and development expenses

Research and development expenses consist primarily of personnel and related costs, including salaries, benefits, bonuses, share-based compensation expense, costs of server usage by our developers and allocated overhead costs. We expense all research and development costs as they are incurred. We have focused our efforts on developing new versions of our SaaS technology with expanded features. Our technology is constantly being refined and, as such, we do not capitalize development costs. We believe that continued investment in our technology is important for our future growth. As a result, we expect research and development expenses to increase in absolute dollars as we make further substantial investments in developing our Mime | OS™ platform, improving our existing services and creating new features that will increase the functionality of our new and existing products. Research and development expenses as a percentage of total revenue may fluctuate on a quarterly basis but we expect it to increase in the coming fiscal year as a result of the expected investments noted above.

Sales and marketing expenses

Sales and marketing expenses consist primarily of personnel and related costs, including salaries, benefits, bonuses, commissions and share-based compensation expense. In addition to these expenses, we incur costs related to marketing and promotional events, online marketing, product marketing and allocated overhead costs. We expense all costs as they are incurred, including sales commissions.  Sales and marketing expenses increased substantially in fiscal 2018 as we continued to expand our sales and marketing efforts globally, particularly in the United States. We expect that our sales and marketing expenses will continue to increase substantially in the year ending March 31, 2019. New sales personnel require training and may take several months or more to achieve productivity; as such, the costs we incur in connection with the hiring of new sales personnel in a given period are not typically offset by increased revenue in that period and may not result in new revenue if these sales personnel fail to become productive. We expect to increase our investment in sales and marketing as we add new services, which will increase these expenses in absolute dollars. Over the long term, we believe that sales and marketing expenses as a percentage of revenue will decrease, but will vary depending upon the mix of revenue from new and existing customers, as well as changes in the productivity of our sales and marketing programs.

General and administrative expenses

General and administrative expenses consist primarily of personnel and related expenses for executive, legal, finance, information technology and human resources functions, including salaries, benefits, incentive compensation and share-based compensation expense, in addition to the costs associated with professional fees, insurance premiums, other corporate expenses and allocated overhead costs. We expect general and administrative expenses to increase in absolute dollars as we continue to incur additional personnel and professional services costs in order to support business growth as well as meeting the compliance requirements of operating as a public company, including those costs incurred in connection with Section 404 of the Sarbanes-Oxley Act, costs associated with the loss of our status as a foreign private issuer, and costs associated with the adoption of new accounting standards, including ASC 606, Revenue Recognition, and ASU 2016-02, Leases, among others. Over the long term, we believe that general and administrative expenses as a percentage of revenue will decrease.

Impairments of long-lived assets

In the fourth quarter of fiscal 2018, upon the exit of our Watertown, Massachusetts corporate office space, we recorded a non-cash impairment charge of $1.7 million primarily related to leasehold improvements.

Restructuring

In the fourth quarter of fiscal 2018, upon the exit of our Watertown, Massachusetts corporate office space, we recorded a restructuring charge in the amount of $0.8 million for the remaining non-cancelable rent and estimated operating expenses, net of sublease rentals, for the vacated premises, in accordance with ASC 840-20, Leases.

Other income (expense)

Other income (expense) is comprised of the following items:

Interest income

Interest income includes interest income earned on our cash, cash equivalents and investments balances. We expect interest income to vary each reporting period depending on our average cash, cash equivalents and investments balances during the period and market interest rates. We expect interest income to increase in the fiscal year ending March 31, 2019 due to higher yields on cash deposits and investments.

Interest expense

Interest expense consists primarily of interest expense associated with our construction financing lease obligations, capital leases and our long-term debt, which was fully repaid in fiscal 2018.

Foreign exchange income

Foreign exchange income consists primarily of foreign exchange fluctuations related to short-term intercompany accounts and foreign currency exchange gains and losses related to transactions denominated in currencies other than the functional currency for each of our subsidiaries. We expect our foreign currency exchange gains and losses to continue to fluctuate in the future as foreign currency exchange rates change, however, we expect foreign currency exchange gains and losses could be less significant in the fiscal year ending March 31, 2019 as compared to the fiscal year ended March 31, 2018 due to the capitalization and repayment of certain intercompany balances during fiscal 2018.

Provision for income taxes

We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases for assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Our provision for income taxes for the fiscal years ended March 31, 2018, 2017 and 2016 primarily relates to our South African entity.

Operating Results

The following table sets forth selected consolidated statements of operations data for each of the periods indicated:

	Year Ended March 31,
	2018	2017	2016
	(in thousands)
Revenue	$261,897	$186,563	$141,841
Cost of revenue	69,699	50,314	41,809
Gross profit	192,198	136,249	100,032
Operating expenses
Research and development	38,373	22,593	17,663
Sales and marketing	121,246	96,154	65,187
General and administrative	36,989	27,875	19,756
Impairment of long-lived assets	1,712	—	—
Restructuring	832	—	—
Total operating expenses	199,152	146,622	102,606
Loss from operations	(6,954)	(10,373)	(2,574)
Other income (expense)
Interest income	1,310	510	74
Interest expense	(598)	(268)	(690)
Foreign exchange (expense) income	(3,511)	6,892	811
Other income, net	72	—	—
Total other income (expense), net	(2,727)	7,134	195
Loss before income taxes	(9,681)	(3,239)	(2,379)
Provision for income taxes	2,705	2,202	865
Net loss	$(12,386)	$(5,441)	$(3,244)

The following table sets forth our consolidated statements of operations data as a percentage of revenue for each of the periods indicated:

	Year Ended March 31,
	2018	2017	2016
Revenue	100%	100%	100%
Cost of revenue	27	27	29
Gross profit	73	73	71
Operating expenses
Research and development	15	12	12
Sales and marketing	46	52	46
General and administrative	14	15	14
Impairment of long-lived assets	1	—	—
Restructuring	—	—	—
Total operating expenses	76	79	72
Loss from operations	(3)	(6)	(1)
Other income (expense)
Interest income	1	—	—
Interest expense	—	—	—
Foreign exchange (expense) income	(1)	4	1
Other income, net	—	—	—
Total other income (expense), net	—	4	1
Loss before income taxes	(3)	(2)	—
Provision for income taxes	1	1	1
Net loss	(4)%	(3)%	(1)%

We have operations in jurisdictions other than the United States and generate revenue and incur expenditures in currencies other than the U.S. dollar. The following information shows the effect on certain components of our consolidated statements of operations data for each of the periods indicated based on a 10% increase or decrease in foreign currency exchange rates assuming that all foreign currency exchange rates move in the same directions at the same time:

	Year ended March 31,
	2018	2017	2016
	(in millions)
Cost of Revenue	$4.0	$2.9	$2.5
Research and development	3.0	2.0	1.6
Sales and marketing	4.9	3.7	3.0
General and administrative	1.1	0.8	0.8

Comparison of Years Ended March 31, 2018 and 2017

Revenue

	Year ended March 31,		Period-to-period change
	2018	2017	Amount	% Change
	(dollars in thousands)
Revenue	$261,897	$186,563	$75,334	40%

Revenue increased $75.3 million in the year ended March 31, 2018 compared to the year ended March 31, 2017. The increase in revenue was primarily attributable to increases in new customers, including the 4,000 new customers added since March 31, 2017, a full year of revenue related to new customers added during fiscal 2017 and additional revenue from customers that existed as of March 31, 2017. Revenue for the year ended March 31, 2018 compared to the year ended March 31, 2017 was positively impacted by approximately $4.7 million primarily as a result of the weakening of the U.S. dollar relative to the South African rand and to a lesser extent the British pound.

Cost of revenue

	Year ended March 31,		Period-to-period change
	2018	2017	Amount	% Change
	(dollars in thousands)
Cost of revenue	$69,699	$50,314	$19,385	39%

Cost of revenue increased $19.4 million in the year ended March 31, 2018 compared to the year ended March 31, 2017, which was primarily attributable to increases in personnel-related costs of $5.8 million, data center costs of $5.4 million, depreciation expense of $3.9 million, information technology and facility costs of $1.9 million, amortization of intangibles of $1.4 million and professional services costs of $0.8 million. Cost of revenue for the year ended March 31, 2018 compared to the year ended March 31, 2017 was negatively impacted by approximately $1.1 million primarily as a result of the weakening of the U.S. dollar relative to the South African rand and British pound. Personnel-related cost increased primarily as a result of salaries and benefits associated with increased headcount, data center costs increased as a result of the increase in our customer base, and depreciation increased primarily as a result of increased capital expenditures in support of our expanding infrastructure. In addition, the increase in information technology and facility costs is primarily a result of increased headcount and the increase in amortization of intangibles is primarily as a result of amortization of capitalized software.

As a result of changes in foreign exchange rates, gross profit increased in absolute dollars by approximately $3.6 million for the year ended March 31, 2018 as compared to the year ended March 31, 2017.

Operating expenses

	Year ended March 31,		Period-to-period change
	2018	2017	Amount	% Change
	(dollars in thousands)
Operating expenses:
Research and development	$38,373	$22,593	$15,780	70%
Sales and marketing	121,246	96,154	25,092	26%
General and administrative	36,989	27,875	9,114	33%
Impairment of long-lived assets	1,712	—	1,712	nm
Restructuring	832	—	832	nm
Total operating expenses	$199,152	$146,622	$52,530	36%

nm—not meaningful

Research and development expenses

Research and development expenses increased $15.8 million in the year ended March 31, 2018 compared to the year ended March 31, 2017, which was primarily attributable to increases in personnel-related costs of $10.1 million, information technology and facility costs of $2.3 million, professional services costs of $0.9 million, share-based compensation expense of $0.7 million, travel and other costs of $0.5 million and data center costs of $0.5 million. Research and development expenses for the year ended March 31, 2018 as compared to the year ended March 31, 2017 were negatively impacted by approximately $0.5 million primarily as a result of the weakening of the U.S. dollar relative to the British pound. Personnel-related cost increased primarily as a result of salaries and benefits associated with increased headcount throughout the year, information technology and facility costs increased primarily as a result of increased headcount, professional services costs increased primarily as a result of the use of research and development contractors and share-based compensation expense increased primarily as a result of share option grants since the prior year.

Sales and marketing expenses

Sales and marketing expenses increased $25.1 million in the year ended March 31, 2018 compared to the year ended March 31, 2017, which was primarily attributable to increases in personnel-related costs of $13.5 million, marketing costs of $4.7 million, information technology and facilities costs of $3.6 million, travel and other costs of $2.3 million and professional services of $0.8 million. Sales and marketing expenses for the year ended March 31, 2018 as compared to the year ended March 31, 2017 were negatively impacted by approximately $1.4 million primarily as a result of the weakening of the U.S. dollar relative to the South African rand and British pound. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount. Information technology and facility costs and travel and other costs increased primarily as a result of increased headcount.

General and administrative expenses

General and administrative expenses increased $9.1 million in the year ended March 31, 2018 compared to the year ended March 31, 2017, which was primarily attributable to increases in personnel-related costs of $5.0 million, share-based compensation expense of $1.2 million, information technology and facilities costs of $1.0 million and professional services costs and material supplies of $0.6 million each. General and administrative expenses for the year ended March 31, 2018 as compared to the year ended March 31, 2017 were negatively impacted by approximately $0.3 million primarily as a result of the weakening of the U.S. dollar against the British pound and South African rand. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount. Share-based compensation expense increased primarily as a result of share option grants since the prior year. Information technology and facility and material supplies costs increased primarily as a result of increased headcount.

Restructuring and Impairment of long-lived assets

In the fourth quarter of fiscal 2018, upon the exit of our Watertown, Massachusetts corporate office space, we recorded a restructuring charge of $0.8 million for remaining non-cancelable rent and estimated operating expenses for the vacated premises, net of sublease rentals, and a non-cash impairment charge of $1.7 million primarily related to leasehold improvements.

Other income (expense)

	Year ended March 31,		Period-to-period change
	2018	2017	Amount	% Change
	(dollars in thousands)
Other income (expense):
Interest income	$1,310	$510	$800	157%
Interest expense	(598)	(268)	(330)	123%
Foreign exchange (expense) income	(3,511)	6,892	(10,403)	nm
Other income, net	72	—	72	nm
Total other (expense) income, net	$(2,727)	$7,134	$(9,861)	nm

nm—not meaningful

Other income (expense) changed $9.9 million in the year ended March 31, 2018 compared to the year ended March 31, 2017, which was primarily attributable to a change of $10.4 million in foreign exchange expense which was primarily attributable to the re-measurement of short-term intercompany balances denominated in currencies other than the functional currency of our operating units. The increase in interest income is primarily due to interest on investments.

Provision for income taxes

	Year ended March 31,		Period-to-period change
	2018	2017	Amount	% Change
	(dollars in thousands)
Provision for income taxes	$2,705	$2,202	$503	23%

Provision for income taxes increased $0.5 million in the year ended March 31, 2018 compared to the year ended March 31, 2017. The provision for income taxes in each period was primarily attributable to taxes related to our South African entity. The increase in the provision for income taxes from the prior period was primarily attributable to withholding taxes accrued by our Australian entity combined with an increase in the earnings in South Africa.

Comparison of Years Ended March 31, 2017 and 2016

Revenue

	Year ended March 31,		Period-to-period change
	2017	2016	Amount	% Change
	(dollars in thousands)
Revenue	$186,563	$141,841	$44,722	32%

Revenue increased $44.7 million in the year ended March 31, 2017 compared to the year ended March 31, 2016. The increase in revenue was primarily attributable to increases in new customers, including the 8,400 new customers added during fiscal 2017, a full year of revenue related to new customers added in fiscal 2016 and additional revenue from customers that existed as of March 31, 2016. Revenue for the year ended March 31, 2017 compared to the year ended March 31, 2016 was negatively impacted by approximately $9.9 million primarily as a result of the strengthening of the U.S. dollar relative to the British pound and to a lesser extent the South African rand.

Cost of revenue

	Year ended March 31,		Period-to-period change
	2017	2016	Amount	% Change
	(dollars in thousands)
Cost of revenue	$50,314	$41,809	$8,505	20%

Cost of revenue increased $8.5 million in the year ended March 31, 2017 compared to the year ended March 31, 2016, which was primarily attributable to increases in data center costs of $3.9 million, personnel-related costs of $2.7 million, depreciation expense of $1.0 million and share-based compensation expense of $0.7 million. Cost of revenue for the year ended March 31, 2017 compared to the year ended March 31, 2016 was positively impacted by approximately $3.2 million primarily as a result of the strengthening of the U.S. dollar relative to the British pound. Data center costs increased as a result of the increase in our customer base, personnel-related cost increased primarily as a result of salaries and benefits associated with increased headcount, depreciation increased primarily as a result of increased capital expenditures in support of our expanding infrastructure and share-based compensation expense increased primarily as a result of an increase in share option modification charges.

As a result of changes in foreign exchange rates, gross profit decreased in absolute dollars by approximately $6.7 million for the year ended March 31, 2017 as compared to the year ended March 31, 2016. Excluding the impact of changes in foreign currency exchange rates, gross profit as a percentage of revenue remained consistent as costs related to supporting and hosting our product offerings and delivering our services are incurred in the region in which the related revenue is recognized.

Operating expenses

	Year ended March 31,		Period-to-period change
	2017	2016	Amount	% Change
	(dollars in thousands)
Operating expenses:
Research and development	$22,593	$17,663	$4,930	28%
Sales and marketing	96,154	65,187	30,967	48%
General and administrative	27,875	19,756	8,119	41%
Total operating expenses	$146,622	$102,606	$44,016	43%

nm—not meaningful

Research and development expenses

Research and development expenses increased $4.9 million in the year ended March 31, 2017 compared to the year ended March 31, 2016, which was primarily attributable to increases in personnel-related costs of $3.5 million, information technology and facility costs of $0.5 million, travel and other costs of $0.3 million, professional services costs of $0.2 million and share-based compensation expense of $0.2 million. Research and development expenses for the year ended March 31, 2017 as compared to the year ended March 31, 2016 were positively impacted by approximately $2.8 million primarily as a result of the strengthening of the U.S. dollar relative to the British pound. Personnel-related cost increased primarily as a result of salaries and benefits associated with increased headcount throughout the year and professional services costs increased primarily as a result of the use of research and development contractors.

Sales and marketing expenses

Sales and marketing expenses increased $31.0 million in the year ended March 31, 2017 compared to the year ended March 31, 2016, which was primarily attributable to increases in personnel-related costs of $17.3 million, marketing costs of $7.4 million, travel and other costs of $2.0 million, share-based compensation expense of $1.5 million, professional services of $1.3 million and information technology and facilities costs of $1.1 million. Sales and marketing expenses for the year ended March 31, 2017 as compared to the year ended March 31, 2016 were positively impacted by approximately $3.9 million primarily as a result of the strengthening of the U.S. dollar relative to the British pound. Personnel-related costs increased primarily as a result of salaries, benefits and commissions associated with increased headcount. Marketing costs increased primarily as a result of increased lead generation, online marketing, brand development costs and advertising.

General and administrative expenses

General and administrative expenses increased $8.1 million in the year ended March 31, 2017 compared to the year ended March 31, 2016, which was primarily attributable to increases in personnel-related costs of $4.3 million, professional services costs of $2.9 million and information technology and facilities costs of $0.3 million. General and administrative expenses for the year ended March 31, 2017 as compared to the year ended March 31, 2016 were positively impacted by approximately $1.0 million primarily as a result of the strengthening of the U.S. dollar against the British pound.  Personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount. Professional service costs increased primarily due to accounting, consulting and legal services associated with operating as a public company. In addition, we incurred $0.6 million of expenses related to the October 2016 secondary offering and $0.7 million in transaction costs related to the iSheriff transaction.

Other income (expense)

	Year ended March 31,		Period-to-period change
	2017	2016	Amount	% Change
	(dollars in thousands)
Other income (expense):
Interest income	$510	$74	$436	589%
Interest expense	(268)	(690)	422	(61)%
Foreign exchange income	6,892	811	6,081	750%
Total other income (expense), net	$7,134	$195	$6,939	nm

nm—not meaningful

Other income (expense) increased $6.9 million in the year ended March 31, 2017 compared to the year ended March 31, 2016, which was primarily attributable to a $6.1 million increase in foreign exchange income associated with the re-measurement of short-term intercompany balances as well as working capital balances denominated in currencies other than the functional currency of our operating units. The increase in foreign exchange income is a result of the British pound weakening compared to the foreign currencies in which we operate to a greater extent in fiscal 2017 as compared to fiscal 2016.  The increase in interest income is primarily due to higher weighted-average cash and investment balances after our initial public offering, or IPO.  The decrease in interest expense is primarily due to a decrease in weighted-average debt balances.

Provision for income taxes

	Year ended March 31,		Period-to-period change
	2017	2016	Amount	% Change
	(dollars in thousands)
Provision for income taxes	$2,202	$865	$1,337	155%

Provision for income taxes increased $1.3 million in the year ended March 31, 2017 compared to the year ended March 31, 2016. The provision for income taxes in each period was primarily attributable to taxes related to our South African entity and the increase in the provision for income taxes from the prior period was primarily due to increased net pre-tax income in that entity.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, investments and accounts receivable. The following table shows net cash provided by operating activities, net cash used in investing activities, and net cash provided by (used in) financing activities for the years ended March 31, 2018, 2017 and 2016:

	Year ended March 31,
	2018	2017	2016
	(in thousands)
Net cash provided by operating activities	$46,412	$32,514	$24,643
Net cash used in investing activities	(35,019)	(84,615)	(14,234)
Net cash provided by (used in) financing activities	13,156	(332)	63,801

In November 2015, we raised net proceeds of $68.3 million in our IPO, after deducting underwriting discounts and commissions and offering expenses paid by us. Prior to our IPO in November 2015, we financed our operations primarily through private placements of equity and borrowings from our primary bank lender. In the years ended March 31, 2018 and 2017, we incurred operating losses of $7.0 million and $10.4 million, respectively. While we expect to generate an operating loss in the year ending March 31, 2019, we expect to continue to generate positive cash flows from operating activities. In the year ending March 31, 2019, we plan to continue to invest in the development and expansion of our Mime | OS™ platform to improve on our existing solutions in order to provide more capabilities to our customers. Investments in capital expenditures in the year ended March 31, 2018 were $34.5 million of which $24.5 million related to the expansion of our grid architecture. We expect that with the exception of the $3.8 million we invested in the development of our German data centers, that this level of investment will be consistent in the year ending March 31, 2019.
As of March 31, 2018 and 2017, we had cash, cash equivalents and investments of $137.2 million and $111.7 million, respectively. Based on our current operating plan, we believe that our current cash and cash equivalents, investments and operating cash flows will be sufficient to fund our operations for at least the next twelve months. Our future capital requirements may vary materially from those planned and will depend on certain factors, such as our growth and our operating results. If we require additional capital resources to grow our business or to acquire complementary technologies and businesses in the future, we may seek to sell additional equity or raise funds through debt financing or other sources. We may also seek to invest in or acquire complementary businesses, applications or technologies, any of which could also require us to seek additional equity or debt financing. We cannot provide assurance that additional financing will be available at all or on terms favorable to us. We had no material commitments for capital expenditures as of March 31, 2018 or 2017.

Borrowings

Since January 2012, we have entered into various term loan borrowings with Silicon Valley Bank. The term loans had fixed interest rates of 4.5% and principal repayment periods of 36 equal monthly installments maturing in January 2018. As of March 31, 2017, the aggregate principal balance of the term loans was $1.7 million, all of which was paid in the year ended March 31, 2018. As of March 31, 2018 and March 31, 2017, there were no amounts available for future borrowings under the term loans. We were in compliance with all covenants under the agreement through March 31, 2018.

Operating activities

For the year ended March 31, 2018, cash provided by operating activities was $46.4 million. The primary factors affecting our operating cash flows during the period were our net loss of $12.4 million, adjusted for non-cash items of $19.0 million for depreciation and amortization of our property, equipment and intangible assets, $11.7 million of share-based compensation expense, and $3.0 million in unrealized foreign currency gains on foreign denominated transactions primarily, intercompany balances and $1.7 million of long-lived asset impairments. The drivers of the changes in operating assets and liabilities were a $39.0 million increase in deferred revenue and $7.1 million increase in accrued expenses and other current liabilities and a $0.1 million increase in accounts payable, partially offset by an $18.1 million increase in accounts receivable and a $5.0 million increase in prepaid expenses and other current assets.

For the year ended March 31, 2017, cash provided by operating activities was $32.5 million. The primary factors affecting our operating cash flows during the period were our net loss of $5.4 million, adjusted for non-cash items of $11.9 million for depreciation and amortization of our property and equipment and intangible assets, $10.3 million of share-based compensation expense, and $6.5 million in unrealized foreign currency gains on foreign denominated transactions primarily, intercompany balances. The drivers of the changes in operating assets and liabilities were a $29.1 million increase in deferred revenue, a $4.9 million increase in accrued expenses and other liabilities, a $1.9 million decrease in other assets and a $0.8 million increase in accounts payable, partially offset by a $11.8 million increase in accounts receivable and a $2.8 million increase in prepaid expenses and other current assets.

For the year ended March 31, 2016, cash provided by operating activities was $24.6 million. The primary factors affecting our operating cash flows during the period were our net loss of $3.2 million, adjusted for non-cash items of $10.5 million for depreciation and amortization of our property and equipment, $7.9 million of share-based compensation expense, and $1.0 million in net foreign currency gains. The drivers of the changes in operating assets and liabilities were an $18.6 million increase in deferred revenue and a $4.7 million increase in accrued expenses and other liabilities, partially offset by a $9.8 million increase in accounts receivable, a $2.2 million increase in prepaid expenses and other current assets, a $0.5 million decrease in accounts payable and a $0.4 million increase in other assets.

Investing activities

Cash used in investing activities of $35.0 million for the year ended March 31, 2018 consisted primarily of $34.5 million in capital expenditures and $1.4 million in payments related to the iSheriff and other acquisitions, partially offset by net purchase and maturity activity on investments of $0.9 million.

Cash used in investing activities of $84.6 million for the year ended March 31, 2017 consisted of $67.6 million in purchases of investments, $18.5 million in capital expenditures and $5.6 million in payments related to the iSheriff acquisition partially offset by $7.0 million in maturities of investments.

Cash used in investing activities of $14.2 million for the year ended March 31, 2016 was due to capital expenditures.

Our capital expenditures were associated primarily with computer equipment purchased in support of our expanding infrastructure and to a lesser extent leasehold improvements and office equipment associated with increased headcount.

Financing activities

Cash provided by financing activities of $13.2 million for the year ended March 31, 2018 was primarily due to $17.0 million of proceeds from issuance of ordinary shares from share option exercises and our employee stock purchase plan, partially offset by payments on debt of $1.8 million, payments on capital lease obligations of $1.0 million and payments on construction financing lease obligation of $1.0 million.

Cash used in financing activities of $0.3 million for the year ended March 31, 2017 was primarily due to payments on debt of $4.6 million and payments on capital lease obligations of $0.2 million, partially offset by $4.5 million of proceeds from exercises of share options.

Cash provided by financing activities of $63.8 million for the year ended March 31, 2016 was due primarily to $68.3 million in proceeds from our IPO, net of issuance costs, and $0.9 million of proceeds from exercises of share options, partially offset by payments on debt of $5.4 million.

Net operating loss carryforwards

As of March 31, 2018, we had U.K. net operating loss carryforwards of approximately $52.6 million that do not expire. As of March 31, 2018, we had U.S. federal net operating loss carryforwards of approximately $56.4 million. U.S. federal net operating loss carryforwards generated through March 31, 2017 of approximately $31.5 million expire at various dates through 2037, and U.S. federal net operating loss carryforwards generated during the year ended March 31, 2018 of approximately $24.9 million do not expire. As of March 31, 2018, we had U.S. state net operating loss carryforwards of approximately $39.5 million that expire at various dates through 2038. As of March 31, 2018, we had Australian net operating loss carryforwards of approximately $17.3 million that do not expire. As of March 31, 2018, the Company had Germany net operating loss carryforwards of approximately $2.4 million that do not expire. As of March 31, 2018, the Company had a U.K. income tax credit carryforward of $1.2 million that does not expire.

On April 1, 2017, we adopted ASU No. 2016-09, Compensation – Stock Compensation (ASU 2016-09). In connection with the adoption, we are required to recognize all excess tax benefits and tax deficiencies attributable to share-based compensation as either income tax expense or tax benefit in the income statement in the period when the awards vest or are settled. We applied this amendment prospectively to excess tax benefits and tax deficiencies arising from vesting or settlement after the adoption date. ASU 2016-09 also requires excess tax benefits to be recognized, regardless as to whether the benefit reduces taxes payable in the current period. We adopted this guidance using a modified retrospective transition method and recorded a cumulative-effect adjustment for certain off-balance sheet net operating loss carryforwards to retained earnings and deferred tax assets with an equal offsetting adjustment to our valuation allowance of approximately $7.4 million.

In assessing our ability to realize our net deferred tax assets, we considered various factors including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations, to determine whether it is more likely than not that some portion or all of our net deferred tax assets will not be realized. Based upon these factors, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against our net deferred tax assets.

Off-balance sheet arrangements

Up to and including the fiscal year ended March 31, 2018, we have not had any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As a result, we are not exposed to related financing, liquidity, market or credit risks that could arise if we had engaged in those types of arrangements.

Contractual obligations and commitments

The following table represents our contractual obligations as of March 31, 2018, aggregated by type:

		Payments due in:
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$49,559	$9,470	$12,784	$8,534	$18,771
Capital lease obligations	3,778	1,248	2,204	326	—
Data center obligations	76,207	19,707	38,957	17,424	119
Total	$129,544	$30,425	$53,945	$26,284	$18,890

We lease our facilities under non-cancelable operating leases with various expiration dates through January 2028. We have outstanding letters of credit of $3.8 million related to certain operating leases.

Recently issued and adopted accounting pronouncements

For information on recent accounting pronouncements, see Note 2. “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Critical accounting policies and estimates

Our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Changes in accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between our estimates and our actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

We believe that of our significant accounting policies, which are described in Note 2 to the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations.

Revenue Recognition

We derive our revenue from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our cloud services and from customers purchasing additional support beyond the standard support that is included in the basic subscription fees; and (2) related professional services and other revenue, which consists primarily of set-up and ingestion fees as well as training fees.

We recognize revenue when all of the following conditions are satisfied:

•	there is persuasive evidence of an arrangement;
•	the service has been or is being provided to the customer;
•	the collection of the fees is probable; and
•	the amount of fees to be paid by the customer is fixed or determinable.

Our subscription arrangements provide customers the right to access our hosted software applications. Customers do not have the right to take possession of our software during the hosting arrangement. Accordingly, we recognize revenue in accordance with ASC 605, Revenue Recognition, and Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition.

We sell our products and services directly through our sales force and also indirectly through third-party resellers. In accordance with the provisions of ASC 605, we have considered certain factors in determining whether the end-user or the third-party reseller is our customer in arrangements involving resellers. We concluded that in the majority of transactions with resellers, the reseller is our customer. In these arrangements, we considered that it is the reseller, and not us, that has the relationship with the end-user. Specifically, the reseller has the ability to set pricing with the end-user and the credit risk with the end-user is borne by the reseller. Further, the reseller is not obligated to report its transaction price with the end-user to us, and in the majority of transactions, we are unable to determine the amount paid by the end-user customer to the reseller in these transactions. As a result of such considerations, revenue for these transactions is presented in the accompanying consolidated statements of operations based upon the amount billed to the reseller. For transactions where we have determined that the end-user is the ultimate customer, revenue is presented in the accompanying consolidated statements of operations based on the transaction price with the end-user.

We recognize subscription and support revenue ratably over the term of the contract, typically one year in duration, beginning on the commencement date of each contract.

Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

Our professional services contracts are on a time and material basis. When these services are not combined with subscription revenues as a single unit of accounting, as discussed below, we recognize these revenues as the services are rendered.

Revenue is presented net of any taxes collected from customers.

We may enter into arrangements with multiple-deliverables that generally include multiple subscriptions, premium support and professional services. For arrangements with multiple deliverables, we evaluate each deliverable to determine whether it represents a separate unit of accounting based on the following criteria: (a) whether the delivered item has value to the customer on a stand-alone basis; and (b) if the contract includes a general right of return relative to the delivered item, whether delivery or performance of the undelivered items is considered probable and substantially within our control.

If the deliverables are determined to qualify as separate units of accounting, consideration is allocated to each unit of accounting based on the units’ relative selling prices. We determine the relative selling price for a deliverable based on its vendor-specific objective evidence of fair value, or VSOE, if available, or its best estimate of selling price, if VSOE is not available. We have determined that third-party evidence of selling price is not a practical alternative due to differences in our service offerings compared to other parties and the availability of relevant third-party pricing information. The amount of revenue allocated to delivered items is limited by contingent revenue, if any.

Subscription services have standalone value as such services are often sold separately. In determining whether professional services sold together with the subscription services have standalone value, we consider the following factors for each professional services agreement: availability of the services from other vendors, the nature of the professional services, the determination that customers cannot resell the services that we provide, the timing of when the professional services contract was signed in comparison to the subscription service start date and the contractual dependence of the subscription service on the customer’s satisfaction with the professional services work. Professional services sold at the time of the multiple-element subscription arrangement typically include customer set-up and ingestion services. To date, we have concluded that all of these professional services included in executed multiple-deliverable arrangements do not have standalone value and are therefore not considered separate units of accounting. These professional services are purchased by customers only in contemplation of, or in concert with, purchasing one of our hosted subscription solutions and, therefore, are not considered a substantive service, such that the provision of such service does not reflect the culmination of the earnings process. We do not sell these services without the related underlying primary subscription as there would be no practical interest or need on the behalf of a customer to buy these services without the underlying subscription. We do not have any knowledge of other vendors selling these services on a stand-alone basis and there is no way for an end-user to resell the deliverable. Accordingly, the deliverables within the arrangement including both subscription services and other professional services are accounted for as a single unit of accounting. On these occasions, revenue for the professional services deliverables in the arrangement is recognized on a straight-line basis over the contractual term or the average customer life, as further described below.

Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services described above and is recognized as the revenue recognition criteria are met. In addition, deferred revenue consists of amounts paid by customers related to upfront set-up or ingestion fees. Revenue related to such services is recognized over the contractual term or the average customer life, whichever is longer. The estimated customer life has been determined to be six years.

Deferred revenue that is expected to be recognized during the succeeding twelve-month period is recorded as current deferred revenue and the remaining portion is recorded as non-current in the accompanying consolidated balance sheets.

Income taxes

We are subject to income tax in the United Kingdom, the United States and other international jurisdictions, and we use estimates in determining our provision for income taxes. We account for income taxes in accordance with ASC 740, Income Taxes. ASC 740 is an asset and liability approach that requires recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax basis, and for net operating loss and tax credit carryforwards. ASC 740 requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such position are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. As of March 31, 2018 and 2017, we did not have any uncertain tax positions that would impact our net tax provision if recognized.

Accounting for share-based compensation awards

We account for share-based compensation awards in accordance with the provisions of ASC 718, Compensation—Stock Compensation, which requires the recognition of expense related to the fair value of share-based compensation awards in the statements of operations. For service-based awards, we recognize share-based compensation expense on a straight-line basis over the requisite service period of the award.

In connection with the adoption of ASU 2016-09 on April 1, 2017, we changed our accounting policy to record actual forfeitures as they occur, rather than estimating forfeitures by applying a forfeiture rate. This change has been applied on a modified retrospective basis, resulting in a cumulative effect adjustment on the date of adoption, which increased accumulated deficit and additional paid-in-capital by $0.1 million. For additional information, see Note 2 to the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Share Options

We estimate the fair value of employee share options on the date of grant using the Black-Scholes option-pricing model, which requires the use of highly subjective estimates and assumptions. We estimate the expected term of share options for service-based awards utilizing the “Simplified Method,” as we do not have sufficient historical share option exercise information on which to base our estimate. The Simplified Method is based on the average of the vesting tranches and the contractual life of each grant. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the share option. Since there was no public market for our ordinary shares prior to the IPO and as our shares have been publicly traded for a limited time, we determined the expected volatility for options granted based on an analysis of reported data for a peer group of companies that issue options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies. We use an expected dividend rate of zero as we currently have no history or expectation of paying dividends on our ordinary shares. The grant date fair value of our ordinary shares at the time of each share option grant is based on the closing market value on the date of grant.

Employee Stock Purchase Plan (ESPP)

We estimate the fair value of ESPP share options on the date of grant using the Black-Scholes option-pricing model, which requires the use of highly subjective estimates and assumptions. We estimate the expected term of ESPP share options based on the length of each offering period, which is six months. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the ESPP share option. Expected volatility is based on our historical volatility. We use an expected dividend rate of zero as we currently have no history or expectation of paying dividends on our ordinary shares. The grant date fair value per ordinary share is based on the closing market value on the first day of each ESPP offering period.

Restricted Share Units (RSUs)

For restricted share units issued under our share-based compensation plans, the fair value of each grant is calculated based on the closing market value of our ordinary shares on the date of grant.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency rates, although we also have some exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound and South African rand. Percentage of revenues and expenses in foreign currency is as follows:

	Year ended March 31,
	2018	2017
Revenues generated in locations outside the United States	51%	51%
Revenues in currencies other than the United States dollar	49%	50%
Expenses in currencies other than the United States dollar	49%	47%

Percentage of revenues and expenses denominated in foreign currency for the years ended March 31, 2018 and 2017:

	Year ended March 31, 2018
	Revenues	Expenses
British pound	29%	35%
South African Rand	15%	6%
Other currencies	5%	8%
Total	49%	49%

	Year ended March 31, 2017
	Revenues	Expenses
British pound	31%	36%
South African Rand	15%	6%
Other currencies	4%	5%
Total	50%	47%

As of March 31, 2018 and 2017, we had $35.3 million and $24.0 million respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements. As of March 31, 2018 and 2017, we had $20.4 million and $27.0 million respectively, of cash denominated in currencies other than the U.S. dollar. As of March 31, 2018, cash denominated in British pounds and South African rand was $6.0 million and $10.7 million, respectively. As of March 31, 2017, cash denominated in British pounds and South African rand was $19.6 million and $5.0 million, respectively.

In addition, although our foreign subsidiaries have intercompany accounts that are eliminated upon consolidation, these accounts expose us to foreign currency exchange rate fluctuations. Exchange rate fluctuations on short-term intercompany accounts are recorded in our consolidated statements of operations under “foreign exchange (expense) income.”

Currently, our largest foreign currency exposures are to the British pound and South African rand. Relative to foreign currency exposures existing as of March 31, 2018, significant movements in foreign currency exchange rates may expose us to significant losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the year ended March 31, 2018, we estimate that a 10% decrease in foreign currency exchange rates against the U.S. dollar would have decreased revenue by $13.0 million, decreased expenses by $13.0 million and have no impact on our operating results. For the year ended March 31, 2017, we estimate that a 10% decrease in foreign currency exchange rates against the U.S. dollar would have decreased revenue by $9.3 million, decreased expenses by $9.3 million and have no impact on our operating results. The estimates used assume that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. All of the potential changes noted above are based on sensitivity analyses performed on our financial results as of March 31, 2018 and 2017.

Inflation Risk

Inflationary factors, such as increases in our operating expenses, may adversely affect our results of operations, as our customers typically purchase services from us on a subscription basis over a period of time. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, an increase in the rate of inflation in the future may have an adverse effect on our levels of operating expenses as a percentage of revenue if we are unable to increase the prices for our subscription-based services to keep pace with these increased expenses.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments primarily consist of short-term investments and money market funds. As of March 31, 2018 and 2017, we had cash, cash equivalents and investments of $137.2 million and $111.7 million, respectively. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Item 8. Financial Statements and Supplementary Data.

MIMECAST LIMITED

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Mimecast Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mimecast Limited (the Company) as of March 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, convertible preferred shares and shareholders’ equity (deficit) and cash flows for each of the three years in the period ended March 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 29, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Boston, Massachusetts

May 29, 2018

MIMECAST LIMITED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of March 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$78,339	$51,319
Short-term investments	58,871	60,347
Accounts receivable, net	65,392	44,358
Prepaid expenses and other current assets	15,302	10,054
Total current assets	217,904	166,078

Property and equipment, net	123,822	32,009
Intangible assets, net	9,819	1,590
Goodwill	5,631	5,363
Other assets	1,222	312
Total assets	$358,398	$205,352
Liabilities and shareholders' equity
Current liabilities
Accounts payable	$6,052	$3,558
Accrued expenses and other current liabilities	33,878	20,713
Deferred revenue	123,057	84,159
Current portion of capital lease obligations	1,125	233
Current portion of long-term debt	—	1,725
Total current liabilities	164,112	110,388

Deferred revenue, net of current portion	18,045	11,189
Long-term capital lease obligations	2,390	245
Construction financing lease obligation	67,205	—
Other non-current liabilities	4,954	1,538
Total liabilities	256,706	123,360
Commitments and contingencies (Note 12)
Shareholders' equity
Ordinary shares, $0.012 par value, 300,000,000 shares authorized; 58,949,644 and 55,901,996 shares issued and outstanding as of March 31, 2018 and 2017, respectively	707	671
Additional paid-in capital	212,839	183,752
Accumulated deficit	(106,507)	(94,017)
Accumulated other comprehensive loss	(5,347)	(8,414)
Total shareholders' equity	101,692	81,992
Total liabilities and shareholders' equity	$358,398	$205,352

The accompanying notes are an integral part of these consolidated financial statements.

MIMECAST LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended March 31,
	2018	2017	2016
Revenue	$261,897	$186,563	$141,841
Cost of revenue	69,699	50,314	41,809
Gross profit	192,198	136,249	100,032
Operating expenses
Research and development	38,373	22,593	17,663
Sales and marketing	121,246	96,154	65,187
General and administrative	36,989	27,875	19,756
Impairment of long-lived assets	1,712	—	—
Restructuring	832	—	—
Total operating expenses	199,152	146,622	102,606
Loss from operations	(6,954)	(10,373)	(2,574)
Other income (expense)
Interest income	1,310	510	74
Interest expense	(598)	(268)	(690)
Foreign exchange (expense) income	(3,511)	6,892	811
Other income, net	72	—	—
Total other income (expense), net	(2,727)	7,134	195
Loss before income taxes	(9,681)	(3,239)	(2,379)
Provision for income taxes	2,705	2,202	865
Net loss	$(12,386)	$(5,441)	$(3,244)

Net loss per ordinary share
Basic and diluted	$(0.22)	$(0.10)	$(0.08)
Weighted-average number of ordinary shares outstanding
Basic and diluted	57,269	54,810	40,826

The accompanying notes are an integral part of these consolidated financial statements.

MIMECAST LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year ended March 31,
	2018	2017	2016
Net loss	$(12,386)	$(5,441)	$(3,244)
Other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of tax	40	(129)	—
Change in foreign currency translation adjustment	2,839	(5,247)	(1,707)
Reclassification of cumulative translation adjustment to net loss upon liquidation of subsidiaries, net of tax	188	—	—
Total other comprehensive income (loss)	3,067	(5,376)	(1,707)
Comprehensive loss	$(9,319)	$(10,817)	$(4,951)

The accompanying notes are an integral part of these consolidated financial statements.

MIMECAST LIMITED

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED SHARES AND

SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Convertible Preferred						Accumulated	Total
	Shares		Ordinary Shares		Additional		Other	Shareholders'
	Number of		Number of		Paid-in	Accumulated	Comprehensive	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of March 31, 2015	12,576	$59,305	32,928	$395	$32,417	$(85,332)	$(1,331)	$(53,851)
Net loss	—	—	—	—	—	(3,244)	—	(3,244)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,707)	(1,707)
Issuance of ordinary shares upon exercise of share options	—	—	941	12	873	—	—	885
Issuance of ordinary shares upon settlement of liability awards	—	—	50	—	523	—	—	523
Conversion of convertible preferred shares into ordinary shares	(12,576)	(59,305)	12,576	151	59,154	—	—	59,305
Class C ordinary shares lost upon conversion to Class A ordinary shares	—	—	(31)	—	—	—	—	—
Issuance of ordinary shares in relation to IPO, net of public offering issuance costs of $9,172	—	—	7,750	93	68,235	—	—	68,328
Share-based compensation	—	—	—	—	7,835	—	—	7,835
Vesting of restricted share units	—	—	3	—	—	—	—	—
Balance as of March 31, 2016	—	—	54,217	651	169,037	(88,576)	(3,038)	78,074
Net loss	—	—	—	—	—	(5,441)	—	(5,441)
Foreign currency translation adjustment	—	—	—	—	—	—	(5,247)	(5,247)
Unrealized losses on investments	—	—	—	—	—	—	(129)	(129)
Issuance of ordinary shares upon exercise of share options	—	—	1,657	20	4,456	—	—	4,476
Share-based compensation	—	—	—	—	10,259	—	—	10,259
Vesting of restricted share units	—	—	28	—	—	—	—	—
Balance as of March 31, 2017	—	—	55,902	671	183,752	(94,017)	(8,414)	81,992
Cumulative effect adjustment ASU 2016-09	—	—	—	—	104	(104)	—	—
Excess tax benefits related to exercise of share options	—	—	—	—	217	—	—	217
Net loss	—	—	—	—	—	(12,386)	—	(12,386)
Foreign currency translation adjustment	—	—	—	—	—	—	3,027	3,027
Unrealized gains on investments	—	—	—	—	—	—	40	40
Issuance of ordinary shares upon exercise of share options	—	—	2,961	36	15,600	—	—	15,636
Share-based compensation	—	—			11,763	—	—	11,763
ESPP purchase	—	—	67	—	1,492	—	—	1,492
Tax withholdings on issuance of ordinary shares	—	—	(3)	—	(89)	—	—	(89)
Vesting of restricted share units	—	—	23	—	—	—	—	—
Balance as of March 31, 2018	—	$—	58,950	$707	$212,839	$(106,507)	$(5,347)	$101,692

The accompanying notes are an integral part of these consolidated financial statements.

MIMECAST LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended March 31,
	2018	2017	2016
Operating activities
Net loss	$(12,386)	$(5,441)	$(3,244)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,960	11,881	10,527
Share-based compensation expense	11,734	10,294	7,886
Provision for doubtful accounts	185	87	91
Impairment of long-lived assets	1,712	—	—
Loss (gain) on disposal of fixed assets	181	(4)	(5)
Other non-cash items	184	132	106
Unrealized currency loss (gain) on foreign denominated transactions	2,958	(6,496)	(988)
Changes in assets and liabilities:
Accounts receivable	(18,120)	(11,750)	(9,820)
Prepaid expenses and other current assets	(5,037)	(2,752)	(2,191)
Other assets	33	1,861	(437)
Accounts payable	(104)	758	(542)
Deferred revenue	39,042	29,072	18,588
Accrued expenses and other liabilities	7,070	4,872	4,672
Net cash provided by operating activities	46,412	32,514	24,643
Investing activities
Purchases of investments	(76,948)	(67,550)	—
Maturities of investments	77,808	7,000	—
Purchases of property, equipment and capitalized software	(34,498)	(18,491)	(14,234)
Payments for acquisitions	(1,381)	(5,574)	—
Net cash used in investing activities	(35,019)	(84,615)	(14,234)
Financing activities
Proceeds from issuance of ordinary shares	17,039	4,476	885
Payments on debt	(1,825)	(4,559)	(5,412)
Payments on capital lease obligations	(1,039)	(249)	—
Payments on construction financing lease obligation	(1,019)	—	—
Proceeds from initial public offering, net of issuance costs	—	—	68,328
Net cash provided by (used in) financing activities	13,156	(332)	63,801
Effect of foreign exchange rates on cash	2,471	(2,388)	(960)
Net increase (decrease) in cash and cash equivalents	27,020	(54,821)	73,250
Cash and cash equivalents at beginning of period	51,319	106,140	32,890
Cash and cash equivalents at end of period	$78,339	$51,319	$106,140
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$591	$211	$488
Cash paid during the period for income taxes	$2,545	$2,046	$58
Supplemental disclosure of non-cash investing and financing activities
Unpaid purchases of property and equipment	$2,422	$848	$308
Property and equipment acquired under capital lease	$4,000	$713	$—
Unpaid purchases of capitalized software licenses	$5,555	$—	$—
Conversion of convertible preferred shares to ordinary shares	$—	$—	$59,305
Amounts due for acquisition of business	$—	$600	$—
Construction costs capitalized under financing lease obligations	$70,645	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MIMECAST LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended March 31, 2018, 2017 and 2016

(in thousands, except share and per share data, unless otherwise noted)

1. Organization and Description of Business

Mimecast Limited (Mimecast Jersey) is a public limited company organized under the laws of the Bailiwick of Jersey on July 28, 2015. On November 4, 2015, Mimecast Jersey changed its corporate structure whereby it became the holding company of Mimecast Limited (Mimecast UK), a private limited company incorporated in 2003 under the laws of England and Wales, and its wholly-owned subsidiaries by way of a share-for-share exchange in which the shareholders of Mimecast UK exchanged their shares in Mimecast UK for an identical number of shares of the same class in Mimecast Jersey. Upon the exchange, the historical consolidated financial statements of Mimecast UK became the historical consolidated financial statements of Mimecast Jersey.

Mimecast Jersey and its subsidiaries (together the Group, the Company, Mimecast or we) is headquartered in London, England. The principal activity of the Group is the provision of email management services. Mimecast delivers a software-as-a-service (SaaS) enterprise email management service for archiving, continuity, and security. By unifying disparate and fragmented email environments into one holistic solution from the cloud, Mimecast minimizes risk and reduces cost and complexity while providing total end-to-end control of email. Mimecast’s proprietary software platform provides a single system to address key email management issues. Mimecast operates principally in Europe, North America, Africa and Australia.

The Company is subject to a number of risks and uncertainties common to companies in similar industries and stages of development including, but not limited to, rapid technological changes, competition from substitute products and services from larger companies, customer concentration, management of international activities, protection of proprietary rights, patent litigation, and dependence on key individuals.

2. Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the consolidated financial statements. The Company believes that a significant accounting policy is one that is both important to the portrayal of the Company’s financial condition and results, and requires management’s most difficult, subjective, or complex judgments, often as the result of the need to make estimates about the effect of matters that are inherently uncertain.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period.

Significant estimates relied upon in preparing these consolidated financial statements include revenue recognition, allowances for doubtful accounts, intangible asset valuations, amortization periods, expected future cash flows used to evaluate the recoverability of long-lived assets, contingent liabilities, construction financing lease obligations, restructuring liabilities, expensing and capitalization of research and development costs for internal-use software, the determination of the fair value of share-based awards issued, share-based compensation expense, and the recoverability of the Company’s net deferred tax assets and related valuation allowance.

Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from management’s estimates if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. Changes in estimates are recorded in the period in which they become known.

Subsequent Events Considerations

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. See Note 16.

Cash, Cash Equivalents and Investments

The Company considers all highly liquid instruments purchased with an original maturity date of 90 days or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, amounts held in interest-bearing money market funds and investments with maturities of 90 days or less from the date of purchase. Cash equivalents are carried at cost, which approximates their fair market value. Investments not classified as cash equivalents are presented as either short-term or long-term investments based on both their stated maturities as well as the time period the Company intends to hold such securities. The Company determines the appropriate classification of investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company adjusts the cost of investments for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion in interest income.

The Company has classified all of its investments as of March 31, 2018 as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. The Company records available-for-sale securities at fair value, with unrealized gains and losses included in accumulated other comprehensive loss in shareholders’ equity. The Company includes interest and dividends on securities classified as available-for-sale in interest income. Realized gains and losses are recorded in the consolidated statements of operations and comprehensive loss based on the specific-identification method. There were no realized gains or losses on investments for the year ended March 31, 2018.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairments of investments are recognized in the consolidated statements of operations if the Company has experienced a credit loss, has the intent to sell the investment, or if it is more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to the end of the period. The aggregate fair value of investments held by the Company in an unrealized loss position for less than twelve months as of March 31, 2018 was $45.9 million. As of March 31, 2018, the Company determined that no other-than-temporary impairments were required to be recognized in the consolidated statements of operations.

The following is a summary of cash, cash equivalents and investments as of March 31, 2018 and March 31, 2017:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2018:
Cash and cash equivalents due in 90 days or less	$78,339	$—	$—	$78,339
Investments:
U.S. treasury securities due in one year or less	2,995	—	(5)	2,990
Non-U.S. government securities due in one year or less	5,996	1	(1)	5,996
Corporate securities due in one year or less	49,969	8	(92)	49,885
Total investments	58,960	9	(98)	58,871
Total cash, cash equivalents and investments	$137,299	$9	$(98)	$137,210

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2017:
Cash and cash equivalents due in 90 days or less	$51,319	$—	$—	$51,319
Investments:
U.S. treasury securities due in one year or less	3,501	5	—	3,506
Non-U.S. government securities due in one year or less	14,515	2	(23)	14,494
Corporate securities due in one year or less	42,460	2	(115)	42,347
Total investments	60,476	9	(138)	60,347
Total cash, cash equivalents and investments	$111,795	$9	$(138)	$111,666

Revenue Recognition

The Company derives its revenue from two sources: (1) subscription revenue, which is comprised of subscription fees from customers accessing the Company’s cloud services and from customers purchasing additional support beyond the standard support that is included in the basic subscription fees; and (2) related professional services and other revenue, which consists primarily of set-up and ingestion fees as well as training fees.

The Company recognizes revenue when all of the following conditions are satisfied:

•	there is persuasive evidence of an arrangement;
•	the service has been or is being provided to the customer;
•	the collection of the fees is probable; and
•	the amount of fees to be paid by the customer is fixed or determinable.

The Company’s subscription arrangements provide customers the right to access its hosted software applications. Customers do not have the right to take possession of the Company’s software during the hosting arrangement. Accordingly, the Company recognizes revenue in accordance with ASC 605, Revenue Recognition, and Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition.

The Company’s products and services are sold directly by the Company’s sales force and also indirectly by third-party resellers. In accordance with the provisions of ASC 605, the Company has considered certain factors in determining whether the end-user or the third-party reseller is the Company’s customer in arrangements involving resellers. The Company has concluded that in the majority of transactions with resellers, the reseller is the Company’s customer. In these arrangements, the Company considered that it is the reseller, and not the Company, that has the relationship with the end-user. Specifically, the reseller has the ability to set pricing with the end-user and the credit risk with the end-user is borne by the reseller. Further, the reseller is not obligated to report its transaction price with the end-user to the Company, and in the majority of transactions, the Company is unable to determine the amount paid by the end-user customer to the reseller in these transactions. As a result of such considerations, revenue for these transactions is presented in the accompanying consolidated statements of operations based upon the amount billed to the reseller. For transactions where the Company has determined that the end-user is the ultimate customer, revenue is presented in the accompanying consolidated statements of operations based on the transaction price with the end-user.

Subscription and support revenue is recognized ratably over the term of the contract, typically one year in duration, beginning on the commencement date of each contract.

Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

The Company’s professional services contracts are on a time and material basis. When these services are not combined with subscription revenues as a single unit of accounting, as discussed below, these revenues are recognized as the services are rendered.

Revenue is presented net of any taxes collected from customers.

At times, the Company may enter into arrangements with multiple-deliverables that generally include multiple subscriptions, premium support and professional services. For arrangements with multiple deliverables, the Company evaluates each deliverable to determine whether it represents a separate unit of accounting based on the following criteria: (a) whether the delivered item has value to the customer on a stand-alone basis; and (b) if the contract includes a general right of return relative to the delivered item, whether delivery or performance of the undelivered items is considered probable and substantially within our control.

If the deliverables are determined to qualify as separate units of accounting, consideration is allocated to each unit of accounting based on the units’ relative selling prices. The Company determines the relative selling price for a deliverable based on its vendor-specific objective evidence of fair value (VSOE), if available, or its best estimate of selling price (BESP), if VSOE is not available. The Company has determined that third-party evidence of selling price (TPE) is not a practical alternative due to differences in its service offerings compared to other parties and the availability of relevant third-party pricing information. The amount of revenue allocated to delivered items is limited by contingent revenue, if any.

Subscription services have standalone value as such services are often sold separately. In determining whether professional services sold together with the subscription services have standalone value, the Company considers the following factors for each professional services agreement: availability of the services from other vendors, the nature of the professional services, the determination that customers cannot resell the services that Mimecast provides, the timing of when the professional services contract was signed in comparison to the subscription service start date and the contractual dependence of the subscription service on the customer’s satisfaction with the professional services work. Professional services sold at the time of the multiple-element subscription arrangement typically include customer set-up and ingestion services. To date, the Company has concluded that all of these professional services included in executed multiple-deliverable arrangements do not have standalone value and are therefore not considered separate units of accounting. These professional services are purchased by customers only in contemplation of, or in concert with, purchasing one of the hosted subscription solutions and, therefore, are not considered a substantive service, such that the provision of such service does not reflect the culmination of the earnings process. Mimecast does not sell these services without the related underlying primary subscription as there would be no practical interest or need on the behalf of a customer to buy these services without the underlying subscription. The Company does not have any knowledge of other vendors selling these services on a stand-alone basis and there is no way for an end-user to resell the deliverable. Accordingly, the deliverables within the arrangement including both subscription services and other professional services are accounted for as a single unit of accounting in accordance with the guidance in SAB No. 104. On these occasions, revenue for the professional services deliverables in the arrangement is recognized on a straight-line basis over the contractual term or the average customer life, as further described below.

Deferred Revenue

Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services described above and is recognized as the revenue recognition criteria are met. In addition, deferred revenue consists of amounts paid by customers related to upfront set-up or ingestion fees. Revenue related to such services is recognized over the contractual term or the average customer life, whichever is longer. The estimated customer life has been determined to be six years.

Deferred revenue that is expected to be recognized during the succeeding twelve-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent in the accompanying consolidated balance sheets.

Cost of Revenue

Cost of revenue primarily consists of expenses related to supporting and hosting the Company’s product offerings and delivering professional services. These costs include salaries, benefits, incentive compensation and share-based compensation expense related to the management of the Company’s data centers, customer support team and the Company’s professional services team. In addition to these costs, the Company incurs third-party service provider costs such as data center and networking expenses, allocated overhead, amortization of intangible assets and depreciation expense.

Concentration of Credit Risk and Off-Balance Sheet Risk

The Company has no off-balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents, investments and accounts receivable. We maintain our cash and cash equivalents with major financial institutions of high-credit quality. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits.

Credit risk with respect to accounts receivable is dispersed due to our large number of customers. The Company’s accounts receivable are derived from revenue earned from customers primarily located in the United Kingdom, the United States, and South Africa. The Company generally does not require its customers to provide collateral or other security to support accounts receivable. Credit losses historically have not been significant and the Company generally has not experienced any material losses related to receivables from individual customers, or groups of customers. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable. As of March 31, 2018 and 2017, no individual customer represented more than 10% of our accounts receivable. During the years ended March 31, 2018, 2017 and 2016, no individual customer represented more than 10% of our revenue.

The Company's Board approved investment policy permits investments in fixed income securities denominated and payable in U.S. dollars including U.S. government and agency securities, non-U.S. government securities, money market instruments, commercial paper, certificates of deposit, corporate bonds and asset-backed securities. The Company diversifies its investment portfolio by investing in multiple types of investment-grade securities across various industries and issuers, limiting the amount invested in individual securities and limiting the average maturity to two years or less.

As of March 31, 2018, our investments consisted primarily of investment-grade fixed income corporate debt securities with maturities ranging from 1 to 8 months, non-U.S. government securities with maturities ranging from 2 to 6 months and U.S. treasury securities with maturities in approximately 4 months.

Allowance for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when a loss is reasonably expected to occur. The allowance for doubtful accounts is established to represent the best estimate of the net realizable value of the outstanding accounts receivable. The development of the allowance for doubtful accounts is based on a review of past due amounts, historical write-off and recovery experience, as well as aging trends affecting specific accounts and general operational factors affecting all amounts. In addition, factors are developed utilizing historical trends in bad debts, returns and allowances.

We consider current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If circumstances relating to specific customers change or unanticipated changes occur in the general business environment, our estimates of the recoverability of receivables could be further adjusted. For the years ended March 31, 2018, 2017 and 2016, bad debt expense was $185, $87 and $91, respectively. The allowance for doubtful accounts as of March 31, 2018 and 2017 was not material.

Property and Equipment

Property and equipment are stated at cost, and are depreciated using the straight-line method over the estimated useful life of the assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. Property and equipment acquired under capital leases is amortized over the lease term or, in circumstances where ownership is transferred by the end of the lease or there is a bargain purchase option, over the useful life that would be assigned if the asset were owned. Upon retirement or sale, the cost of assets disposed of, and the related accumulated depreciation, are removed from the accounts, and any resulting gain or loss is included in the determination of net loss in the period of retirement or sale. The estimated useful lives of the Company’s property and equipment are as follows:

Estimated Useful Life
Buildings and building improvements (1)	10
Computer equipment	3 to 5
Leasehold improvements	Lesser of asset life or lease term
Furniture and fixtures	5
Office equipment	3

(1)	Building and building improvement assets under build-to-suit accounting are depreciated over their useful lives during the lease period.

Expenditures for maintenance and repairs are charged to expense as incurred, whereas major betterments are capitalized as additions to property and equipment.

Business Combinations

In accordance with ASC 805, Business Combinations (ASC 805), we recognize the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Determining these fair values requires management to make significant estimates and assumptions, especially with respect to intangible assets.

We recognize identifiable assets acquired and liabilities assumed at their acquisition date fair value. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair value of the assets acquired and the liabilities assumed and represents the expected future economic benefits arising from other assets acquired that are not individually identified and separately recognized. While we use our best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. Assumptions may be incomplete or inaccurate, and unanticipated events or circumstances may occur, which may affect the accuracy or validity of such assumptions, estimates or actual results. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill to the extent that we identify adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.

Goodwill and acquired intangible assets

Goodwill is not amortized, but is evaluated for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We have determined that there is a single reporting unit for the purpose of conducting this goodwill impairment assessment. For purposes of assessing potential impairment, we estimate the fair value of the reporting unit, based on our market capitalization, and compare this amount to the carrying value of the reporting unit. If we determine that the carrying value of the reporting unit exceeds its fair value, an impairment charge would be required. Our annual goodwill impairment test is performed as of January 1st of each year. To date, we have not identified any impairment to goodwill.

Intangible assets acquired in a business combination are recorded at their estimated fair values at the date of acquisition. We amortize acquired definite-lived intangible assets over their estimated useful lives based on the pattern of consumption of the economic benefits or, if that pattern cannot be readily determined, on a straight-line basis.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. During this review, the Company re-evaluates the significant assumptions used in determining the original cost and estimated lives of long-lived assets. Although the assumptions may vary from asset to asset, they generally include operating results, changes in the use of the asset, cash flows, and other indicators of value. Management then determines whether the remaining useful life continues to be appropriate, or whether there has been an impairment of long-lived assets based primarily upon whether expected future undiscounted cash flows are sufficient to support the recoverability of these assets. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

For the year ended March 31, 2018, the Company recorded an impairment of long-lived assets of $1.7 million due to the exit of its Watertown facilities in the fourth quarter of fiscal 2018. See Note 3. For the years ended March 31, 2017 and 2016, the Company did not identify any impairment of its long-lived assets.

Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, establishes a three-level valuation hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances.

ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based on the highest and best use of the asset or liability. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The Company uses valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:

•	Level 1 inputs—Unadjusted observable quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
•	Level 2 inputs—Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.
•

Level 3 inputs—Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and nonrecurring basis to determine the appropriate level to classify them for each reporting period.

The Company measures eligible assets and liabilities at fair value, with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted in the years ended March 31, 2018, 2017 and 2016.

Software Development Costs

Costs incurred to develop software applications used in the Company’s SaaS platform consist of certain direct costs of materials and services incurred in developing or obtaining internal-use computer software, and payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the project. These costs generally consist of internal labor during configuration, coding, and testing activities. Research and development costs incurred during the preliminary project stage or costs incurred for data conversion activities, training, maintenance and general and administrative or overhead costs are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the application is substantially complete and ready for its intended use. Qualified costs incurred during the operating stage of the Company’s software applications relating to upgrades and enhancements are capitalized to the extent it is probable that they will result in added functionality, while costs incurred for maintenance of, and minor upgrades and enhancements to, internal-use software are expensed as incurred. During the years ended March 31, 2018, 2017 and 2016, the Company believes the substantial majority of its development efforts were either in the preliminary project stage of development or in the operation stage (post-implementation), and accordingly, no costs have been capitalized during these periods. These costs are included in the accompanying consolidated statements of operations as research and development expense.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. We determine the functional currency for our non-U.S. subsidiaries by reviewing the currencies in which its respective operating activities occur. The functional currency of the Company’s non-U.S. subsidiaries is the local currency of each subsidiary. All assets and liabilities in the balance sheets of entities whose functional currency is a currency other than the U.S. dollar are translated into U.S. dollar equivalents at exchange rates as follows: (i) asset and liability accounts at period-end rates, (ii) income statement accounts at weighted-average exchange rates for the period, and (iii) shareholders’ equity accounts at historical exchange rates. Foreign exchange transaction gains and losses are included in foreign exchange (expense) income in the accompanying consolidated statements of operations. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive loss in the accompanying consolidated balance sheets.

Net Loss Per Share

The Company calculates basic and diluted net loss per ordinary share by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. The Company has excluded other potentially dilutive shares, which include outstanding options to purchase ordinary shares and unvested restricted share units, from the weighted-average number of ordinary shares outstanding as their inclusion in the computation for all periods would be anti-dilutive due to net losses incurred.

The following potentially dilutive ordinary share equivalents have been excluded from the calculation of diluted weighted-average shares outstanding for the years ended March 31, 2018, 2017 and 2016 as their effect would have been anti-dilutive for the periods presented:

	Year Ended March 31,
	2018	2017	2016
Share options outstanding	6,230	8,681	6,870
Unvested restricted share units	33	28	42
Convertible preferred shares	—	—	8,144

Advertising and Promotion Costs

Expenses related to advertising and promotion of solutions is charged to sales and marketing expense as incurred. We incurred advertising expenses of $12.4 million, $11.5 million and $5.6 million during the years ended March 31, 2018, 2017 and 2016, respectively.

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes. ASC 740 is an asset and liability approach that requires recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax basis, and for operating loss and tax credit carryforwards. ASC 740 requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such position are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. As of March 31, 2018 and 2017, we did not have any uncertain tax positions that would impact our net tax provision if recognized.

Share-Based Compensation

The Company accounts for share-based compensation awards in accordance with the provisions of ASC 718, Compensation—Stock Compensation, which requires the recognition of expense related to the fair value of share-based compensation awards in the statements of operations. For service-based awards, the Company recognizes share-based compensation expense on a straight-line basis over the requisite service period of the award.

See Note 11 for further description of the Company’s share-based compensation plans and a summary of the share-based award activity for the year ended March 31, 2018.

Share Options

The Company estimates the fair value of employee share options on the date of grant using the Black-Scholes option-pricing model, which requires the use of highly subjective estimates and assumptions. The Company estimates the expected term of share options for service-based awards utilizing the “Simplified Method,” as it does not have sufficient historical share option exercise information on which to base its estimate. The Simplified Method is based on the average of the vesting tranches and the contractual life of each grant. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the share option. Since there was no public market for the Company’s ordinary shares prior to the IPO and as its shares have been publicly traded for a limited time, we determined the expected volatility for options granted based on an analysis of reported data for a peer group of companies that issue options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies. The Company uses an expected dividend rate of zero as it currently has no history or expectation of paying dividends on its ordinary shares. The fair value of the Company’s ordinary shares at the time of each share option grant is based on the closing market value of its ordinary shares on the grant date.

The fair value of each share option grant was estimated using the Black-Scholes option-pricing model that used the following weighted-average assumptions:

	Year ended March 31,
	2018	2017	2016
Expected term (in years)	6.1	6.1	6.2
Risk-free interest rate	2.2%	2.1%	2.0%
Expected volatility	39.8%	41.0%	42.7%
Expected dividend yield	—%	—%	—%
Estimated grant date fair value per ordinary share	$26.52	$20.22	$9.80

The weighted-average per share fair value of share options granted to employees during the years ended March 31, 2018, 2017 and 2016 was $11.12, $8.65 and $4.69 per share, respectively.

Employee Stock Purchase Plan (ESPP)

The Company estimates the fair value of its ESPP share options on the date of grant using the Black-Scholes option-pricing model, which requires the use of highly subjective estimates and assumptions. The Company estimates the expected term of ESPP share options based on the length of each offering period, which is six months. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the ESPP share option. Expected volatility is based on the Company’s historical volatility. The Company uses an expected dividend rate of zero as it currently has no history or expectation of paying dividends on its ordinary shares. The grant date fair value per ordinary share is based on the closing market value on the first day of each ESPP offering period. The first authorized offering period under the ESPP commenced on July 1, 2017.

The fair value of each ESPP option grant was estimated using the Black-Scholes option-pricing model that used the following weighted-average assumptions:

Year ended March 31,
2018
Expected term (in years)	0.5
Risk-free interest rate	1.4%
Expected volatility	29.9%
Expected dividend yield	—%
Grant date fair value per ordinary share	$27.15

The weighted-average per share fair value of ESPP share options granted to employees during the year ended March 31, 2018, was $6.41.

Restricted Share Units

For restricted share units issued under the Company’s share-based compensation plans, the fair value of each grant is calculated based on the closing market value of its ordinary shares on the date of grant.

Leases

The Company categorizes leases at their inception as either operating or capital leases. On certain lease agreements, the Company may receive rent holidays and other incentives. The Company recognizes lease costs on a straight-line basis once control of the space is achieved, without regard to deferred payment terms, such as rent holidays that defer the commencement date of required payments or escalating payment amounts. The difference between required lease payments and rent expense has been recorded as deferred rent. Additionally, incentives received are treated as a reduction of costs over the term of the agreement, as they are considered an inseparable part of the lease agreement.

We generally lease office facilities under non-cancelable, operating lease agreements. We establish assets and liabilities for the estimated construction costs incurred under certain lease arrangements where we are considered the owner for accounting purposes only, or build-to-suit leases, to the extent we are involved in the construction of structural improvements or take construction risk prior to commencement of a lease. Accordingly, the Company records the estimated fair value of the building as of the lease inception date and its portion of project construction costs incurred by the landlord as an asset in “Property and equipment, net” and a related financing obligation in “Construction financing lease obligation” on the Company’s consolidated balance sheet. Upon occupancy of facilities under build-to-suit leases, we assess whether these arrangements qualify for sales recognition under the sale-leaseback accounting guidance. If we continue to be the deemed owner, the facilities are accounted for as financing leases.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions, other events, and circumstances from non-owner sources. Comprehensive loss consists of net loss and other comprehensive income (loss), which includes certain changes in equity that are excluded from net loss. Specifically, cumulative foreign currency translation adjustments and unrealized gains and losses on investments are included in accumulated other comprehensive loss. As of March 31, 2018 and 2017, accumulated other comprehensive loss is presented separately on the consolidated balance sheets and consists of cumulative foreign currency translation adjustments and unrealized gains and losses on investments.

Recently Issued and Adopted Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date.

Recently Adopted Accounting Pronouncements

On April 1, 2017, the Company adopted ASU No. 2016-09, Compensation – Stock Compensation (ASU 2016-09). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payments, including income tax consequences, classification of awards as either equity or liabilities, an option to make a policy election to recognize gross share-based compensation expense with actual forfeitures recognized as they occur as well as certain classification changes on the statement of cash flows. The Company changed its accounting policy to record actual forfeitures as they occur, rather than estimating forfeitures by applying a forfeiture rate. This change has been applied on a modified retrospective basis, resulting in a cumulative effect adjustment on the date of adoption, which increased accumulated deficit and additional paid-in-capital by $0.1 million. In connection with the adoption of ASU 2016-09, the Company is required to recognize all excess tax benefits and tax deficiencies attributable to share-based compensation as either income tax expense or tax benefit in the income statement in the period when the awards vest or are settled. The company applied this amendment prospectively to excess tax benefits and tax deficiencies arising from vesting or settlement after the adoption date. ASU 2016-09 also requires excess tax benefits to be recognized, regardless as to whether the benefit reduces taxes payable in the current period. The Company adopted this guidance using a modified retrospective transition method and recorded a cumulative-effect adjustment for certain off-balance sheet net operating loss carryforwards to retained earnings and deferred tax asset of approximately $7.4 million with an equal offsetting adjustment to the Company’s valuation allowance. The Company also elected to prospectively apply the change in presentation of excess tax benefits wherein excess tax benefits recognized on share-based compensation expense is now classified as an operating activity in the Company’s condensed consolidated statements of cash flows. The Company did not adjust the classification of excess tax benefits in its condensed consolidated statements of cash flows for the years ended March 31, 2017 and 2016.

In accordance with ASU 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05) and the related technical corrections and improvements effective April 1, 2017, the Company accounts for acquired software licenses within the scope of ASC 350-40 as intangible assets. The Company adopted ASU 2015-05 and related technical corrections and improvements on a prospective basis. Acquired software licenses are recognized and measured at cost, which includes the present value of the license obligation if the license is to be paid for over time.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This guidance is effective for annual reporting periods beginning after December 15, 2017 including interim reporting periods within that reporting period and allows for either full retrospective or modified retrospective application. Early adoption is permitted.

The Company will adopt ASU 2014-09 on April 1, 2018. The Company has elected to apply the modified retrospective method of adoption. The Company does not expect the adoption of ASU 2014-09 to have a material impact on its revenue recognition, however, the Company’s preliminary assessment is that there will be a material impact relating to the accounting for costs to obtain a contract. Under ASU 2014-09, the Company will be required to capitalize certain costs, primarily commission expense to sales representatives, on its consolidated balance sheet and amortize such costs over the contractual term or the average customer life. The Company has not yet completed its assessment of costs to obtain a contract under ASU 2014-09 and is still evaluating the impact on its results of operations. However, the Company’s preliminary assessment is that there will be a material impact to retained earnings upon adoption.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 requires equity investments that do not result in consolidation and are not accounted under the equity method to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements; clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets; and modifies certain fair value disclosure requirements. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is not permitted. The Company will adopt ASU 2016-01 on April 1, 2018 and does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 revises the accounting related to leases by requiring lessees to recognize a lease liability and a right-of-use asset for most leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions. ASU 2016-02 is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company intends to adopt ASU 2016-02 on April 1, 2019 utilizing the modified retrospective transition method. The Company is currently in the process of evaluating the impact of ASU 2016-02 on its consolidated financial statements, however, expects it will have a material impact on the Company’s consolidated financial statements, primarily the consolidated balance sheets and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The amendment changes the impairment model for most financial assets and certain other instruments. Entities will be required to use an expected loss model that will result in the earlier recognition of allowances for losses for trade and other receivables, held-to-maturity debt securities, loans, and other instruments. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-13 on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 is intended to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. The guidance in ASU 2016-15 is required for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company will adopt ASU 2016-15 on April 1, 2018 and does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16). The purpose of ASU 2016-16 is to simplify the income tax accounting of an intra-entity transfer of an asset other than inventory and to record its effect when the transfer occurs. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods and early adoption is permitted. The Company will adopt ASU 2016-16 on April 1, 2018 and does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18). ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. The guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years and early adoption is permitted. The Company will adopt ASU 2016-18 on April 1, 2018 and does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350) (ASU 2017-04). The standard eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. The standard is effective for annual and interim goodwill impairment tests conducted in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of ASU 2017-04 on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business (ASU 2017-01). The amendment changes the definition of a business to assist entities in evaluating when a set of transferred assets and activities constitutes a business. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company will adopt ASU 2017-01 on April 1, 2018 and does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09). This guidance clarifies when companies would apply modification accounting to changes to the terms or conditions of a share-based payment award. The guidance narrows the definition of a modification. This guidance is effective for annual and interim periods beginning after December 15, 2017. The Company will adopt ASU 2017-09 on April 1, 2018 and does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

3. Balance Sheet Components

Prepaid expenses and other current assets consists of the following:

	As of March 31,
	2018	2017
Prepaid Expenses	$10,766	$7,095
Research and development investment tax credits	3,353	2,102
Other current assets	1,183	857
Total prepaid expenses and other current assets	$15,302	$10,054

Property and equipment, net, consists of the following:

	As of March 31,
	2018	2017
Building and building improvements (1)	$75,165	$—
Computer equipment (2)	102,821	69,996
Leasehold improvements	6,504	5,015
Furniture and fixtures	4,187	2,232
Office equipment	1,172	267
	189,849	77,510
Less: Accumulated depreciation and amortization (2)	(66,027)	(45,501)
Property and equipment, net	$123,822	$32,009

(1)

Includes construction costs capitalized related to our U.S. and U.K. build-to-suit facilities of $39.4 million and $31.2 million, respectively, and $4.5 million of Company funded building improvements related to our U.S. build-to-suit facility.

(2)	Includes property and equipment acquired under capital leases:

	As of March 31,	As of March 31,
	2018	2017
Computer equipment	$4,713	$713
Less: Accumulated amortization	(990)	(59)
	$3,723	$654

Depreciation and amortization expense was $17.5 million, $11.8 million, and $10.5 million for the years ended March 31, 2018, 2017 and 2016, respectively.  Depreciation and amortization expense in the year ended March 31, 2018 included $0.9 million related to property and equipment acquired under capital leases.

In the fourth quarter of fiscal 2018, upon the exit of our Watertown, MA corporate office space, we recorded a non-cash impairment charge of $1.7 million primarily related to leasehold improvements.

Accrued expenses and other current liabilities consists of the following:

	As of March 31,
	2018	2017
Accrued payroll and related benefits	$15,325	$11,661
Accrued taxes payable	4,029	3,490
Construction financing lease obligation	2,421	—
Restructuring liability	851	—
Other accrued expenses	11,252	5,562
Total accrued expenses and other current liabilities	$33,878	$20,713

Other non-current liabilities consists of the following:

	As of March 31,
	2018	2017
Deferred rent	$840	$981
Restructuring liability	74	—
Other non-current liabilities	4,040	557
Total other non-current liabilities	$4,954	$1,538

4. Restructuring

In the fourth quarter of fiscal 2018, the Company ceased use of its Watertown, MA corporate office space and recorded a restructuring charge of $0.8 million. The fair value of the restructuring liability at the cease-use date of $1.1 million was determined by discounting estimated future cash flows, which consisted of remaining lease rentals and estimated sublease rentals that could be reasonably obtained for the property and was adjusted for the effects of deferred rent liabilities recognized under the lease of $0.3 million. The Company’s estimate of sublease rentals was based on a sublease agreement executed subsequent to year-end. See Note 16. The restructuring liability and any future changes in the estimate will be recorded in Restructuring in the consolidated statements of operations. The fair value measurement is classified within Level 3 of the fair value hierarchy wherein fair value is estimated using significant unobservable inputs.

5. Acquisitions

iSheriff, Inc.

On November 21, 2016, the Company entered into an Asset Purchase Agreement (APA) to purchase substantially all of the assets of iSheriff, Inc. (iSheriff), a cloud-based security provider. This acquisition is expected to provide Mimecast’s customers additional real-time email threat intelligence and detection expertise and complements the Company’s existing portfolio of email security, continuity and archiving solutions.

The purchase price of $6.2 million consisted of a cash payment of approximately $5.6 million, subject to certain adjustments, and $0.6 million in purchase price held back in respect of claims for indemnification for one year from the purchase date. The Company made the $0.6 million payment in the Company’s third quarter 2018, net of amounts respective to certain unresolved claims.

In addition, the APA included contingent consideration related to a discretionary purchase price in the amount of $2.0 million, which was payable at the sole and absolute discretion of the Company on the one-year anniversary of the purchase date. In November 2017, on the one-year anniversary of the purchase, the Company determined that payment of this contingent consideration was not warranted.

The acquisition of iSheriff has been accounted for as a business combination and, in accordance with ASC 805, Business Combinations, the Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The following table summarizes the estimated fair value of assets acquired and liabilities assumed:

Fair value of assets acquired and liabilities assumed:
Prepaid expenses	$65
Accounts receivable	218
Intangible assets	1,654
Goodwill	5,142
Total assets acquired	7,079
Deferred revenue	(796)
Accrued liabilities	(78)
Total fair value of assets acquired and liabilities assumed	$6,205

In the year ended March 31, 2017, acquisition-related expenses of $0.7 million were expensed as incurred and included in general and administrative expenses in the consolidated statements of operations. The operating results of iSheriff have been included in the consolidated statements of operations beginning on the acquisition date.

The significant intangible assets identified in the purchase price allocation discussed above include developed technology and customer relationships, which are amortized over their respective useful lives on a straight-line basis. To value the developed technology asset, the Company utilized the income approach, specifically a discounted cash-flow method known as the multi-period excess earnings method. Customer relationships represent the underlying relationships with certain customers to provide ongoing services for products sold. The Company utilized the income approach, specifically the distribution method which is a subset of the excess-earnings method, to value the customer relationships.

A portion of the purchase price has been allocated to intangible assets and goodwill, respectively, and is reflected in the tables above. The fair value of the assets acquired and liabilities assumed is less than the purchase price, resulting in the recognition of goodwill. The goodwill reflects the value of the synergies we expect to realize and the assembled workforce and is not deductible for tax purposes. The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of the acquisition and using assumptions that the Company’s management believes are reasonable.

Pro Forma Financial Information (unaudited)

The following unaudited pro forma information presents the condensed combined results of operations of the Company and iSheriff for the years ended March 31, 2017 and 2016 as if the acquisition of iSheriff had been completed on April 1, 2015. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments that reflect pro forma results of operations such as fair value adjustments (step-downs) for deferred revenue, reversal of revenues and costs directly attributable to products not acquired, increased amortization for the fair value of acquired intangible assets and adjustments to eliminate transaction costs incurred by the Company and iSheriff.

The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of the Company and iSheriff. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of the results of operations that would have been achieved had the acquisition occurred as of April 1, 2015, nor are they intended to represent or be indicative of future results of operations:

	Year ended March 31,
	2017	2016
Revenue	$187,577	$142,951
Net loss	(6,842)	(8,690)
Basic and diluted net loss per share	$(0.12)	$(0.21)
Weighted average number of ordinary shares used in computing basic and diluted net loss per share	54,810	40,826

Other Acquisitions

On November 20, 2017, the Company entered into an agreement with two individuals to purchase a prototype of a machine learning-based malware detection technology for $750 thousand in cash, as well as, retain two employees for $750 thousand in cash.  The payment to the employees is to be paid on the second anniversary of the transaction contingent on their employment as of that date. The estimated fair value of the prototype is approximately $0.5 million, with the remaining amount of the initial consideration attributed to goodwill. The goodwill is not expected to be deductible for tax purposes. Pro forma results of operations for the acquisition have not been presented as it is not material to the Company’s consolidated results of operations.

6. Goodwill and Intangible Assets

The following table reflects goodwill activity in each of the periods presented:

	Year ended March 31,
	2018	2017
Beginning balance	$5,363	$254
Goodwill acquired	226	5,151
Goodwill adjustment	—	(9)
Effect of foreign exchange rates	42	(33)
Ending balance	$5,631	$5,363

Purchased intangible assets consist of the following:

	Weighted-
	Average	March 31, 2018
	Remaining	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(in years)	Value	Amortization	Value
Developed technology	9	$1,546	$(213)	$1,333
Customer relationships	6	108	(21)	87
Capitalized software	3	9,171	(1,329)	7,842
		10,825	(1,563)	9,262
In-process research and development (1)		557	—	557
		$11,382	$(1,563)	$9,819

	Weighted-
	Average	March 31, 2017
	Remaining	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(in years)	Value	Amortization	Value
Developed technology	10	$1,546	$(58)	$1,488
Customer relationships	7	108	(6)	102
		$1,654	$(64)	$1,590

(1)	In-process research and development assets are assigned an indefinite life until project completion or date placed in service.

The Company recorded amortization expense of $1.5 million and $0.1 million for the years ended March 31, 2018 and 2017, respectively. Amortization relating to developed technology and capitalized software is recorded within cost of revenue and amortization of customer relationships is recorded within sales and marketing expenses.

Future estimated amortization expense of acquired intangibles as of March 31, 2018 is as follows:

	Purchased
	Intangible	Capitalized
	Assets	Software
2019	170	3,061
2020	170	2,841
2021	170	1,725
2022	170	215
Thereafter	740	—
Total	$1,420	$7,842

7. Fair Value Measurement

The Company’s financial instruments include cash, cash equivalents, accounts receivable, investments, accounts payable, accrued expenses, capital lease obligations and long-term debt. The carrying amount of the Company’s long-term debt and capital lease obligations approximates its fair value due to the interest rates the Company believes it could obtain for arrangements with similar terms.  The Company’s investments are classified as available-for-sale and reported at fair value in accordance with the market approach utilizing quoted prices that were directly or indirectly observable. The carrying amount of the remainder of the Company’s financial instruments approximated their fair values as of March 31, 2018 and 2017, due to the short-term nature of those instruments.

The Company has evaluated the estimated fair value of financial instruments using available market information. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

Fair values determined using “Level 1 inputs” utilize unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access.  Fair values determined using "Level 2 Inputs" utilize quoted prices that are directly or indirectly observable. Fair values determined using “Level 3 inputs” utilize unobservable inputs for determining fair values of assets or liabilities that reflect an entity's own assumptions in pricing assets or liabilities. As of March 31, 2018 and 2017, we did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), other than the restructuring liability disclosed in Note 4.

The following table summarizes financial assets measured and recorded at fair value on a recurring basis in the accompanying consolidated balance sheets as of March 31, 2018 and 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Total
Assets:
Money market funds	$10,143	$—	$10,143
U.S. treasury securities	—	2,990	2,990
Non-U.S. government securities	—	5,996	5,996
Corporate securities	—	49,885	49,885
Total assets	$10,143	$58,871	$69,014

	March 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Total
Assets:
Money market funds	$7,478	$—	$7,478
U.S. treasury securities	—	3,506	3,506
Non-U.S. government securities	—	14,494	14,494
Corporate securities	—	42,347	42,347
Total assets	$7,478	$60,347	$67,825

8. Debt

Since January 2012, we have entered into various term loan borrowings with Silicon Valley Bank. The term loans had fixed interest rates of 4.5% and principal repayment periods of 36 equal monthly installments which matured in January 2018. As of March 31, 2018, the Company had fully repaid its debt. As of March 31, 2017, the aggregate principal balance of the term loans was $1.7 million. As of March 31, 2018 and March 31, 2017, there were no amounts available for future borrowings under the term loans. We were in compliance with all covenants under the agreement through March 31, 2018.

9. Related Party Transactions

Certain of the Company’s shareholders were also customers of the Company during the periods included in the consolidated financial statements. Revenue recognized during the years ended March 31, 2018, 2017 and 2016 and accounts receivable outstanding as of March 31, 2018 and 2017 related to these transactions was not material.

On October 4, 2016, the Company completed a registered secondary public offering in which 4,600,000 ordinary shares were sold at a public offering price of $16.50 per share. All of the shares sold in the secondary offering were sold by the Company’s existing shareholders and the Company did not receive any proceeds from the sale of these shares. The Company incurred approximately $0.6 million in offering expenses on behalf of the selling shareholders in connection with the secondary offering which were included in general and administrative expenses in the consolidated statements of operations for the year ended March 31, 2017.

10. Shareholders’ Equity

As of March 31, 2018, the following ordinary shares were reserved for future issuance under the 2015 Plan, Historical Plans and ESPP (as defined below in Note 11):

As of March 31,
2018
Options outstanding under share option plans	6,229,860
Unvested restricted share units	32,763
Options and awards available for future grant under the 2015 Plan	8,761,886
Shares reserved for issuance under ESPP	1,035,729
Total authorized ordinary shares reserved for future issuance	16,060,238

11. Share-Based Compensation

As of March 31, 2018, the Company has four share-based compensation plans and an employee stock purchase plan. Prior to the Company’s initial public offering (IPO) in November 2015, the Company granted share-based awards under three share option plans, which are the Mimecast Limited 2007 Key Employee Share Option Plan (the 2007 Plan), the Mimecast Limited 2010 EMI Share Option Scheme (the 2010 Plan), and the Mimecast Limited Approved Share Option Plan (the Approved Plan) (the 2007 Plan, the 2010 Plan and the Approved Plan, collectively, the Historical Plans). Upon the closing of the IPO, the Mimecast Limited 2015 Share Option and Incentive Plan (the 2015 Plan) and the 2015 Employee Stock Purchase Plan (the ESPP) became effective. Subsequent to the IPO, grants of share-based awards have been made under the 2015 Plan and no further grants under the Historical Plans are permitted.

The 2015 Plan allows the compensation committee to make equity-based incentive awards to our officers, employees, non-employee directors and consultants. Initially a total of 5.5 million ordinary shares were reserved for the issuance of awards under the 2015 Plan. This number is subject to adjustment in the event of a share split, share dividend or other change in our capitalization. The 2015 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1st by 5% of the outstanding number of ordinary shares on the immediately preceding December 31 or such lesser number of shares as determined by the Board.

Under the 2015 Plan, the share option price may not be less than the fair market value of the ordinary shares on the date of grant and the term of each share option may not exceed 10 years from the date of grant. Share options typically vest over 4 years, but vesting provisions can vary based on the discretion of the Board. The Company settles share option exercises under the 2015 Plan through newly issued shares. The Company’s ordinary shares underlying any awards that are forfeited, canceled, withheld upon exercise of an option, or settlement of an award to cover the exercise price or tax withholding, or otherwise terminated other than by exercise will be added back to the shares available for issuance under the 2015 Plan.

Initially, a total of 1.1 million shares of the Company's ordinary shares were reserved for future issuance under the ESPP. This number is subject to change in the event of a share split, share dividend or other change in capitalization. The ESPP may be terminated or amended by the board of directors at any time.

The ESPP permits eligible employees to purchase shares by authorizing payroll deductions from 1% to 10% of his or her eligible compensation during an offering period, a duration of six months. Unless an employee has previously withdrawn from the offering, his or her accumulated payroll deductions will be used to purchase shares on the last day of the offering period at a price equal to 85% of the fair market value of the shares on the first business day or last business day of the offering period, whichever is lower. The first authorized offering period under the ESPP commenced on July 1, 2017.

Share-based compensation expense recognized under the 2015 Plan, Historical Plans and ESPP in the accompanying consolidated statements of operations was as follows:

	Year ended March 31,
	2018	2017	2016
Cost of revenue	$1,053	$1,353	$633
Research and development	2,555	1,873	1,711
Sales and marketing	4,477	4,719	3,180
General and administrative	3,649	2,349	2,362
Total share-based compensation expense	$11,734	$10,294	$7,886

In certain situations, the Board has approved modifications to employee share option agreements which has resulted in additional share-based compensation expense. The total modification expense in the years ended March 31, 2018, 2017 and 2016 was $0.5 million, $3.0 million and $1.4 million, respectively.

Share Options

Share option activity under the 2015 Plan and Historical Plans for the year ended March 31, 2018 was as follows:

	Number of Awards	Weighted Average Exercise Price (2)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding as of March 31, 2017	8,681,261	$9.58	7.44	$111,178
Options granted	958,000	$26.52
Options exercised	2,960,859	$5.28
Options forfeited and cancelled	448,542	$16.44
Outstanding as of March 31, 2018	6,229,860	$13.78	7.40	$134,859
Exercisable as of March 31, 2018	2,411,167	$7.50	5.71	$67,334

(1)

As of March 31, 2018 and 2017, the aggregate intrinsic value was calculated based on the positive difference, if any, between the closing price of our ordinary shares on the NASDAQ exchange on March 31, 2018 and 2017 respectively, and the exercise price of the underlying options.

(2)

Certain of the Company’s option grants have an exercise price denominated in British pounds. The weighted-average exercise price at the end of each reporting period was translated into U.S. dollars using the exchange rate at the end of the period. The weighted-average exercise price for the options granted, exercised, forfeited and cancelled was translated into U.S. dollars using the exchange rate at the applicable date of grant, exercise, forfeiture or cancellation, as appropriate.

The total intrinsic value of options exercised was $74.2 million, $24.8 million and $8.2 million for the years ended March 31, 2018, 2017 and 2016, respectively. Total cash proceeds from such option exercises were $15.6 million, $4.5 million and $0.9 million for the years ended March 31, 2018, 2017 and 2016, respectively.

As of March 31, 2018, there was approximately $26.5 million of unrecognized share-based compensation expense related to unvested share-based awards subject to service-based vesting conditions, which is expected to be recognized over a weighted-average period of 2.75 years.

ESPP

The first authorized offering period under the ESPP commenced on July 1, 2017 and closed on December 29, 2017. The Company issued 64 thousand shares in connection with the offering and received cash proceeds of $1.4 million. In the year ended March 31, 2018, the Company recognized $0.7 million of share-based compensation expense under the ESPP.

RSUs

Since the Company’s IPO, RSUs have been granted to the Company’s Non-Employee Directors. Each Non-Employee Director receives an initial grant that vests over 3 years on an annual basis. Additionally, Non-Employee Directors receive an annual grant that vests fully on the one-year anniversary of the grant. RSU activity under the 2015 Plan for the year ended March 31, 2018 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Intrinsic Value (in thousands)
Unvested restricted share units as of March 31, 2017	28,086	$15.63	$629
Restricted share units granted	33,694	$26.71	900
Restricted share units vested	(22,518)	$17.02	690
Restricted share units canceled	(6,499)	$30.77	(230)
Unvested restricted share units as of March 31, 2018	32,763	$23.06	$1,161

As of March 31, 2018, there was approximately $0.5 million of unrecognized share-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 1.80 years.

12. Commitments and Contingencies

The Company leases its facilities under non-cancelable operating leases and build-to-suit leases with various expiration dates through January 2028. Rent expense was $4.8 million, $3.2 million and $2.8 million for the years ended March 31, 2018, 2017 and 2016, respectively. The Company has also entered into various capital lease agreements for computer equipment with non-cancelable terms through January 2022 and has non-cancelable commitments related to its data centers.

Future minimum payments for our capital leases, operating leases, build-to-suit leases and data centers as of March 31, 2018 are as follows:

Year Ending March 31,	Capital Leases	Operating Leases	Data Centers
2019	$1,248	$9,470	$19,707
2020	1,102	7,590	19,626
2021	1,102	5,194	19,331
2022	326	4,270	14,110
2023	—	4,264	3,314
Thereafter	—	18,771	119
Total minimum lease payments	$3,778	$49,559	$76,207
Less: Amount representing interest	(263)
Present value of capital lease obligations	3,515
Less: Current portion	(1,125)
Long-term portion of capital lease obligations	$2,390

Certain amounts included in the table above relating to co-location leases for the Company’s servers include usage based charges in addition to base rent.

Future lease payments in the table above do not include amounts due to the Company for future minimum sublease rental income of $1.1 million under non-cancelable subleases through 2020.

The Company has outstanding letters of credit of $3.8 million and $3.8 million related to certain operating leases as of March 31, 2018 and 2017, respectively.

Construction financing lease obligations

Lexington, MA - U.S. Headquarters

In February 2017, the Company entered into a lease agreement for a new U.S. headquarters located in a building (the “Building”) under construction at 191 Spring Street, Lexington, Massachusetts (191 Spring Lease).  Under the terms of the 191 Spring Lease, the Company will initially lease approximately 79,145 square feet of office space for 10 years after initial occupancy commencing in January 2018. The Company executed a $1.3 million letter of credit upon signing the 191 Spring Lease. Pursuant to the work agreement entered into in connection with the 191 Spring Lease, the landlord is responsible for all costs associated with Base Building Work as defined under the 191 Spring Lease and will provide an allowance for normal tenant improvements up to an aggregate of $5.5 million.  The Company has the option to extend the 191 Spring Lease for two successive five-year terms.

During the Company’s first fiscal quarter of 2018, the Company determined that it should have accounted for the 191 Spring Lease as a build-to-suit lease as of March 31, 2017. The Company evaluated the impact of the error on the prior period consolidated financial statements and determined that the effect was not material to the consolidated financial statements as of and for the year ended March 31, 2017 and recorded the effect of the error in the December 31, 2017 interim condensed consolidated financial statements. The correction of the prior period balance sheet error had no impact on the previously reported results of operations or cash flows for the year ended March 31, 2017.

Beginning in February 2017 and until construction was completed, the Company recorded certain estimated construction costs incurred and reported to it by the landlord for the Building as an asset and corresponding construction financing lease obligation on the consolidated balance sheets because the Company is deemed to be the owner of the building during the construction period for accounting purposes. Since the Company’s unit of account is related only to its portion of the Building, the Company determined that it does not have a land lease and has not recorded rent expense attributable to the land. Any incremental costs incurred directly by the Company are also capitalized. In each reporting period, the landlord estimates and reports to the Company construction costs incurred to date for the Building and the Company records its portion using allocation estimates. The Company periodically meets with the landlord and its construction manager to review these estimates and observe construction progress before recording such amounts.

The construction of the 191 Spring lease was substantially completed during the quarter ended March 31, 2018, and because the Company concluded it had a collateralized letter of credit of $1.3 million, the Company did not meet the sale-leaseback criteria for derecognition of the building asset and liability. As a result, the Company continues to be the deemed owner of the Building and will treat the 191 Spring Lease as a financing obligation and depreciate the asset in accordance with the Company’s accounting policy.

The monthly rent payments made to the lessor under the lease agreement are recorded in the Company’s financial statements as principal and interest on the financing obligation. For the year ended March 31, 2018, interest expense on lease financing obligations was $0.4 million. As of March 31, 2018, the future estimated commitments related to the financing obligations were $39.0 million and $10.4 million for principal and interest, respectively, through January 31, 2028.

London, U.K. -  U.K. Headquarters

In January 2018, the Company entered into an Agreement for Lease (AFL) for its new U.K. headquarters located in London, England (UK Building). The AFL was entered into around the time the landlord had commenced a construction project to refurbish the UK Building and includes terms and conditions that are in effect during the construction project. Additionally, the AFL includes Leases in Agreed Form (Leases) to be executed upon completion of the construction project, which is expected in or around February 2019. Under the terms of the AFL and Leases, the Company will initially lease approximately 113,000 square feet of space for 56.50 British pounds per square foot per year over an initial noncancelable term of 10 years after initial occupancy, which is expected in the Company’s third fiscal quarter of 2020.  The Company determined that it will account for the AFL as a build-to-suit lease as of March 31, 2018.

Beginning in the fourth quarter 2018 and until construction is completed, the Company will record certain estimated construction costs incurred and reported to it by the landlord for the UK Building as an asset and corresponding construction financing lease obligation on the consolidated balance sheets because the Company is deemed to be the owner of the UK Building during the construction period for accounting purposes. Accordingly, the Company has recorded the estimated fair value of the UK Building as of the date of the AFL and its portion of project construction costs incurred by the landlord as an asset in “Property and equipment, net” and a related financing obligation in “Construction financing lease obligation” on the Company’s consolidated balance sheet. Since the Company’s unit of account is related only to its portion of the UK Building, the Company determined that it does not have a land lease and has not recorded rent expense attributable to the land. Any incremental costs incurred directly by the Company are also capitalized. In each reporting period, the landlord estimates and reports to the Company construction costs incurred to date for the UK Building and the Company records its portion using allocation estimates. The Company periodically meets with the landlord and its construction manager to review these estimates and observe construction progress before recording such amounts.

As of March 31, 2018, Property and equipment, net, includes $31.2 million related to the UK Building and construction costs for the UK Building. The construction financing lease obligation related to the UK Building was $30.6 million and was incurred by the landlord only and no cash was paid to the landlord by us related to the UK Building since lease inception.

Once the landlord completes the construction of the UK Building, the Company will evaluate the AFL and Leases in order to determine whether or not the AFL and Leases meet the criteria for “sale-leaseback” treatment. If the AFL and Leases meet the “sale-leaseback” criteria, the Company will remove the asset and the related liability from its consolidated balance sheet and treat the Leases as either an operating or a capital lease based on the Company’s assessment of the accounting guidance. If the Company continues to be the deemed owner, the Company will treat the AFL and Leases as a financing obligation and will depreciate the asset in accordance with the Company’s accounting policy.

Litigation

The Company, from time to time, may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the years ended March 31, 2018, 2017 and 2016, and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.

Indemnification

The Company typically enters into indemnification agreements with customers in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses suffered or incurred as a result of claims of intellectual property infringement. These indemnification agreements are provisions of the applicable customer agreement. Based on when clients first sign an agreement for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited. Based on historical experience and information known as of March 31, 2018, the Company has not incurred any costs for the above guarantees and indemnities.

In certain circumstances, the Company warrants that its services will perform in all material respects in accordance with its standard published specification documentation in effect at the time of delivery of the services to the customer for the term of the agreement. To date, the Company has not incurred significant expense under its warranties and, as a result, the Company believes the estimated fair value of these agreements is immaterial.

13. Employee Benefit Plans

We maintain a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan) covering all U.S. employees who satisfy certain eligibility requirements. The 401(k) Plan allows each participant to defer a percentage of their eligible compensation subject to applicable annual limits pursuant to the limits established by the Internal Revenue Service. We may, at our discretion, make contributions in the form of matching contributions or profit-sharing contributions. To date, we have not made any matching or profit-sharing contributions.

In addition, we contribute to a defined contribution savings plan for our employees in the United Kingdom who satisfy certain eligibility requirements. The plan allows each participant to defer a percentage of their compensation, and the Company contributes an additional 1% of all wages for those employees in the scheme on a monthly basis. The Company’s contributions have not been material to any individual year.

14. Segment and Geographic Information

Disclosure requirements about segments of an enterprise and related information establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial reports issued to shareholders. Operating segments are defined as components of an enterprise about which separate discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is the chief executive officer. The Company and the chief executive officer view the Company’s operations and manage its business as one operating segment.

Geographic Data

The Company allocates, for the purpose of geographic data reporting, its revenue based upon the location of the contracting subsidiary. Total revenue by geographic area was as follows:

	Year ended March 31,
	2018	2017	2016
United States	$128,503	$90,932	$60,970
United Kingdom	81,720	61,188	55,276
South Africa	39,425	27,890	22,342
Other	12,249	6,553	3,253
Total revenue	$261,897	$186,563	$141,841

Property and equipment, net by geographic location consists of the following:

	As of March 31,
	2018	2017
United States (1)	$62,064	$14,904
United Kingdom (1)	46,664	9,007
Australia	3,953	3,867
South Africa	6,512	3,815
Other	4,629	416
Total	$123,822	$32,009

(1)	Includes construction costs capitalized related to our U.S. and U.K. build-to-suit facilities of $39.4 million and $31.2 million, respectively.

15. Income Taxes

Loss before income taxes consists of the following:

	Year ended March 31,
	2018	2017	2016
United Kingdom	$(15,939)	$(8,162)	$942
Foreign	6,258	4,923	(3,321)
Loss before income taxes	$(9,681)	$(3,239)	$(2,379)

The provision for income taxes in the accompanying consolidated financial statements is comprised of the following:

	As of March 31,
	2018	2017	2016
Current tax expense:
Domestic	$—	$—	$154
Foreign	2,597	2,202	711
Total current tax expense	2,597	2,202	865
Deferred tax expense:
Domestic	—	—	—
Foreign	108	—	—
Total deferred tax expense	108	—	—
Total provision for income taxes	$2,705	$2,202	$865

The reconciliation of the United Kingdom statutory tax rate to the Company’s effective tax rate included in the accompanying consolidated statements of operations is as follows:

	Year ended March 31,
	2018	2017	2016
Tax at statutory rate	19.0%	20.0%	20.0%
U.S. state taxes, net of federal	14.1	(1.0)	(1.9)
Foreign rate differential	36.8	(39.3)	18.0
Meals and entertainment	(3.1)	(7.4)	(7.9)
Branch income / loss	0.4	0.9	0.3
Share-based compensation	105.3	(4.0)	(7.3)
Foreign exchange	—	(24.8)	7.4
Non-deductible interest expense	—	(3.3)	(13.9)
Tax credits	8.1	15.6	7.9
Unremitted earnings	(1.2)	—	—
Change in valuation allowance	(110.7)	124.7	48.1
Deferred tax true-ups	8.4	(12.4)	(61.0)
Tax reserves	(21.5)	(117.7)	(23.8)
Provision to return	0.4	(0.7)	(6.5)
Withholding taxes	(3.5)	—	—
Other foreign taxes	—	(6.7)	—
Non-deductible expenses	(2.4)	(10.6)	(3.9)
Deferred tax rate change	(77.8)	(1.3)	(12.8)
Other	(0.2)	—	0.9
Effective Tax Rate	(27.9)%	(68.0)%	(36.4)%

Although the Company’s parent entity is organized under Jersey law, our affairs are, and are intended to be, managed and controlled ongoing in the United Kingdom. Therefore, the Company is resident in the United Kingdom for tax purposes. The Company’s parent entity is domiciled in the United Kingdom and its earnings are subject to 19%, 20% and 20% statutory tax rate for the years ended March 31, 2018, 2017 and 2016, respectively. The Company’s effective tax rate differs from the statutory rate each year primarily due to windfall tax benefits on equity award exercises, the valuation allowance maintained against the Company’s net deferred tax assets, the effect of tax rate changes primarily related to the U.S. Tax Cuts and Jobs Act enacted during the third quarter 2018, the jurisdictional earnings mix, tax reserves for uncertain tax positions, tax credits, withholding taxes, and other permanent differences primarily related to non-deductible expenses.

Deferred tax assets and liabilities reflect the net tax effects of net operating loss carryovers and the temporary differences between the assets and liabilities carrying value for financial reporting and the amounts used for income tax purposes. The Company’s significant deferred tax assets (liabilities) components are as follows:

	As of March 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$24,159	$7,835
Share-based compensation	2,760	3,406
Deferred revenue	2,237	2,184
Fixed assets	4,516	1,715
Lease liability	16,101	—
Accrued compensation	742	1,062
Accrued costs	1,362	144
Deferred rent	473	243
Income tax credits	1,151	578
Other	109	462
Gross deferred tax assets	53,610	17,629
Deferred tax liabilities:
Prepaid expenses	(315)	(8)
Fixed assets	(19,280)	(2,891)
Unremitted earnings	(115)	—
Gross deferred tax liabilities	(19,710)	(2,899)
Valuation allowance	(34,008)	(14,730)
Deferred tax (liabilities) assets, net	$(108)	$—

In assessing the ability to realize the Company’s net deferred tax assets, management considers various factors including taxable income in carryback years, future reversals for existing taxable temporary differences, tax planning strategies, and future taxable income projections to determine whether it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Based on the negative evidence, including the worldwide cumulative losses that the Company has incurred, the Company has determined that the uncertainty regarding realizing its deferred tax assets is sufficient to warrant the need for a full valuation allowance against its worldwide net deferred tax assets. The $19.3 million net increase in the valuation allowance from 2017 to 2018 is primarily due to operating losses incurred, windfall tax benefits on equity awards, and recording deferred tax assets associated with the adoption of ASU 2016-09, partially offset by the reduction in valuation allowance as a result of the enactment of the reduction of the U.S. statutory tax rate during 2018.

During the third quarter of fiscal 2018, the Tax Cuts and Jobs Act (the Act) was enacted in the United States. This legislation makes significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The Act reduced the U.S. federal corporate tax rate from 35% to 21% effective on January 1, 2018. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities at the newly enacted 21% rate. Changes in tax rates and tax laws are accounted for in the period of enactment. Therefore, during the year ended March 31, 2018, the Company recorded a charge offset with a change in valuation allowance of approximately $6.6 million related to the Company’s current estimate of the provisions of the Act.

Additionally, during the third quarter of fiscal 2018, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. The Company will continue to refine its calculations as additional analysis is completed during the measurement period. In addition, the Company’s estimates may also be affected as the Company gains a more thorough understanding of changes to the tax law resulting from the passage of the Act. The Company anticipates completing its assessment of the impact of the Act during the third quarter 2019.

As of March 31, 2018, the Company had U.K. net operating loss carryforwards of approximately $52.6 million that do not expire. As of March 31, 2018, the Company had U.S. federal net operating loss carryforwards of approximately $56.4 million. U.S. federal net operating loss carryforwards generated through March 31, 2017 of approximately $31.5 million expire at various dates through 2037, and U.S. federal net operating loss carryforwards generated during the year ended March 31, 2018 of approximately $24.9 million do not expire. As of March 31, 2018, the Company had U.S. state net operating loss carryforwards of approximately $39.5 million that expire at various dates through 2038. As of March 31, 2018, the Company had Australian net operating loss carryforwards of approximately $17.3 million that do not expire. As of March 31, 2018, the Company had Germany net operating loss carryforwards of approximately $2.4 million that do not expire. As of March 31, 2018, the Company had a U.K. income tax credit carryforward of $1.2 million that does not expire.

Under Section 382 of the U.S. Internal Revenue Code, if a corporation undergoes an ownership change, the corporation’s ability to use its pre-change net operating loss carryforwards to offset its post-change income and taxes may be limited. In general, an ownership change occurs if there is a 50 percent cumulative change in ownership of the Company over a rolling three-year period. Similar rules may apply under U.S. state tax laws. The Company believes that it has experienced an ownership change in the past and may experience ownership changes in the future resulting from future transactions in our share capital, some of which may be outside the Company’s control. The Company’s ability to utilize its net operating loss carryforwards or other tax attributes to offset U.S. federal and state taxable income in the future may be subject to future limitations.

As of March 31, 2018 and 2017, the Company had liabilities for uncertain tax positions of $6.2 million and $4.9 million, respectively, none of which, if recognized, would impact the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year ended March 31,
	2018	2017
Beginning balance	$4,931	$2,326
Additions based on tax positions related to current year	142	4,200
Additions for tax positions of prior years	1,444	—
Reductions for tax positions of prior years	—	(1,311)
Reductions due to change in tax rate	(353)	—
Expiration of statutes of limitation	—	(284)
Ending balance	$6,164	$4,931

Interest and penalty charges, if any, related to uncertain tax positions are classified as income tax expense in the accompanying consolidated statements of operations. As of March 31, 2018 and 2017, the Company had immaterial accrued interest or penalties related to uncertain tax positions.

The Company is subject to taxation in the United Kingdom and several foreign jurisdictions. As of March 31, 2018, the Company is no longer subject to examination by taxing authorities in the United Kingdom for years prior to March 31, 2016. The significant foreign jurisdictions in which the Company operates are no longer subject to examination by taxing authorities for years prior to March 31, 2015. In addition, net operating loss carryforwards in certain jurisdictions may be subject to adjustments by taxing authorities in future years when they are utilized.

The majority of the Company’s foreign subsidiaries have incurred losses since inception and do not have any undistributed earnings as of March 31, 2018.  Income taxes have not been provided on approximately $8.1 million in undistributed foreign earnings because they are considered to be indefinitely reinvested. The tax payable on the earnings that are indefinitely reinvested in foreign operations would be immaterial.

16. Subsequent Events

Share Option and RSU Grant

On April 2, 2018, the Company granted approximately 1.3 million share options and 0.2 million RSUs to its employees as part of its annual share-based award grant. The grant date fair value per share for share options and RSUs was $15.20 and $34.82, respectively.

On May 18, 2018, the Company executed a sublease for a portion of its Watertown, MA corporate office space and on May 22, 2018, the Company received the required consent to the sublease from the landlord of the Watertown office. Future minimum sublease rental income under the sublease, net of incentives, is approximately $1.8 million.

17. Quarterly results of operations data (unaudited)

The following tables set forth our unaudited quarterly consolidated statements of operations for each of the eight quarters in the period ended March 31, 2018. We have prepared the quarterly consolidated statements of operations data on a basis consistent with the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results to be expected for any future period.

	Quarter ended
	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,
	2018	2017	2017	2017	2017	2016	2016	2016
	(in thousands, except per share amounts)
Revenue	$73,401	$67,272	$63,066	$58,158	$52,409	$48,333	$44,361	$41,460
Gross profit	53,225	49,544	46,523	42,906	38,955	35,189	31,984	30,121
Loss from operations	(4,206)	(1,129)	(508)	(1,111)	(1,969)	(3,030)	(2,427)	(2,947)
Net (loss) income	(6,554)	(2,593)	(1,339)	(1,900)	(2,618)	(3,370)	303	244
Net (loss) income applicable to ordinary shareholders—basic	$(6,554)	$(2,593)	$(1,339)	$(1,900)	$(2,618)	$(3,370)	$303	$244
Net (loss) income applicable to ordinary shareholders—diluted	$(6,554)	$(2,593)	$(1,339)	$(1,900)	$(2,618)	$(3,370)	$303	$244
Net (loss) income per share applicable to ordinary shareholders:
Basic	$(0.11)	$(0.05)	$(0.02)	$(0.03)	$(0.05)	$(0.06)	$0.01	$0.00
Diluted	$(0.11)	$(0.05)	$(0.02)	$(0.03)	$(0.05)	$(0.06)	$0.01	$0.00
Weighted-average number of ordinary shares used in computing net (loss) income per share applicable to ordinary shareholders:
Basic	58,264	57,505	57,027	56,292	55,375	54,949	54,636	54,287
Diluted	58,264	57,505	57,027	56,292	55,375	54,949	58,513	57,655

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2018 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (2013). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of March 31, 2018.

The effectiveness of our internal control over financial reporting as of March 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Mimecast Limited

Opinion on Internal Control over Financial Reporting

We have audited Mimecast Limited’s internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Mimecast Limited (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, convertible preferred shares and shareholders’ equity (deficit) and cash flows for each of the three years in the period ended March 31, 2018, and the related notes and our report dated May 29, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Boston, Massachusetts

May 29, 2018

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth in the definitive Proxy Statement for our 2018 Annual General Meeting of Shareholders, or the Proxy Statement, and is incorporated into this report by reference.

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The text of our Code of Business Conduct and Ethics is posted under Corporate Governance in the Investor Relations section of our website, www.mimecast.com. We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K.

Item 11. Executive Compensation.

The information required by this item will be set forth in the Proxy Statement and is incorporated into this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item, including the information required by Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” related to our equity plans, will be set forth in the Proxy Statement and is incorporated into this report by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in the Proxy Statement and is incorporated into this report by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be set forth in the Proxy Statement and is incorporated into this report by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents Filed as Part of this Annual Report on Form 10-K
(1)	Financial Statements (included in Item 8 of this Annual Report on Form 10-K):

(2)	Financial Statement Schedules

Financial statements schedules are omitted as they are either not required or the information is otherwise included in the consolidated financial statements.

(3)	Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit List on the following page.

EXHIBIT LIST

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date (mm/dd/yyyy)

3.1	Memorandum and Articles of Association of the Registrant	F-1/A	333-207454	3.2	11/06/2015

4.1	Specimen certificate evidencing ordinary shares of the Registrant	F-1/A	333-207454	4.1	11/06/2015
4.2	Subscription and Shareholders’ Agreement, dated September 18, 2012, by and among Mimecast UK and the other parties thereto	F-1	333-207454	4.2	10/16/2015

4.3	Shareholders Agreement, dated November 5, 2015, by and among the Registrant, Mimecast UK and the other parties thereto	F-1/A	333-207454	4.2.1	11/06/2015

4.4	Registration Rights Agreement, dated September 18, 2012, by and among Mimecast UK and the other parties thereto	F-1	333-207454	4.3	10/16/2015

4.5	Registration Rights Agreement, dated November 5, 2015, by and among the Registrant, Mimecast UK and the other parties thereto	F-1/A	333-207454	4.3.1	11/06/2015

10.1	Form of Indemnification Agreement	F-1	333-207454	10.1	10/16/2015

10.2#	Mimecast UK 2007 Key Employee Share Option Plan and Form of Share Option Agreement	F-1	333-207454	10.6	10/16/2015

10.3#	Mimecast UK 2010 EMI Share Option Scheme	F-1	333-207454	10.7	10/16/2015

10.4#	Mimecast UK Approved Share Option Plan and Form of Share Option Certificate	F-1	333-207454	10.8	10/16/2015

10.5#	Mimecast Limited 2015 Share Option and Incentive Plan	F-1/A	333-207454	10.9	11/06/2015

10.6*#	German Sub-Plan to the Mimecast Limited 2015 Share Option and Incentive Plan

10.7*#	Form of Agreements under the Mimecast Limited 2015 Share Option and Incentive Plan

10.8#	Mimecast Limited 2015 Employee Share Purchase Plan	F-1/A	333-207454	10.10	11/06/2015

10.9*#	German Sub-Plan to the Mimecast Limited 2015 Employee Share Purchase Plan

10.10	Third Amended and Restated Loan Agreement, dated May 22, 2015, by and among Mimecast Services Limited, Mimecast North America, Inc. and Silicon Valley Bank, as amended	F-1	333-207454	10.5	10/16/2015

10.11	Amendment Letter and Confirmation, dated November 13, 2015, by and among Mimecast Services Limited, Mimecast North America, Inc. and Silicon Valley Bank	F-1/A	333-207454	10.5.1	11/13/2015

10.12	Underlease, dated August 7, 2013, by and between Mimecast Services Limited and Sands Service Company (No.2)	F-1	333-207454	10.2	10/16/2015

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date (mm/dd/yyyy)

10.13	Lease, dated November 12, 2012, by and between Mimecast North America, Inc. and Farley White Aetna Mills, LLC	F-1	333-207454	10.3	10/16/2015

10.14	First Amendment to Lease, dated October 19, 2015, by and between Mimecast North America, Inc. and Riverworks Watertown Holdings, LLC (as successor in interest to Farley White Aetna Mills, LLC)	20-F	001-37637	4.9.1	05/25/2016

10.15*

Second Amendment to Lease dated as of May 26, 2017 by and between Mimecast North America, Inc. and Whetstone Riverworks Holdings, LLC (as successor in interest to Riverworks Watertown Holdings, LLC and Farley White Aetna Mills, LLC)

10.16	Agreement of Lease, dated June 24, 2013, by and between Mimecast South Africa (Pty) Ltd and City Square Trading 522 (Pty) Ltd	F-1	333-207454	10.4	10/16/2015

10.17	Lease dated February 17, 2017 by and between Mimecast North America, Inc. and 191 Spring Street Trust	20-F	001-37637	4.11	05/26/2017

10.18	Underlease dated April 21, 2017 by and between Simmons & Simmons LLP, Mimecast Services Limited and Mimecast Limited	20-F	001-37637	4.12	05/26/2017

10.19	Lease Agreement dated January 4, 2013 between PCPI UT Owner, LP, as successor-in-interest, and Mimecast North America, Inc., as amended by Amendment No. 1 dated March 24, 2016 and Amendment No. 2 dated April 18, 2017	20-F	001-37637	4.13	05/26/2017

10.20*

Agreement for Lease dated as of January 2, 2018 by and between Bluebutton Developer Company (2012) Limited, Bluebutton Properties UK Limited, B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited, and the Company, and the related Underleases

10.21*#	Amended and Restated Employment Agreement dated as of September 2, 2015 between Mimecast North America, Inc. and Peter C. Bauer
10.22*#	Service Agreement dated as of 22 December 2009 between Mimecast UK Limited (formerly Mimecast Limited) and Neil Murray, as amended by that certain Deed of Amendment dated as of June 12, 2015
10.23*#	Employment Agreement dated as of June 12, 2015 between Mimecast North America, Inc. and Peter Campbell
10.24*#	Offer Letter dated July 9, 2015 between Mimecast North America, Inc. and Edward Jennings
10.25*#	Offer Letter dated July 22, 2016 between Mimecast North America, Inc. and Robert P. Nault

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date (mm/dd/yyyy)
10.26*#	Offer Letter dated October 12, 2017 between Mimecast North America, Inc. and Janet Bishop Levesque
10.27*#	Mimecast Limited Executive Incentive Plan – FY2019

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP, Registered Public Accounting Firm

31.1*

Certification by the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*

Certification by the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1@	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2@	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
@

Furnished herewith. The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

#	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mimecast Limited

Date: May 29, 2018	By:	/s/ Peter Bauer
Peter Bauer
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Peter Bauer	Chairman and Chief Executive Officer (Principal Executive Officer)	May 29, 2018
Peter Bauer

/s/ Peter Campbell	Chief Financial Officer (Principal Financial and Accounting Officer)	May 29, 2018
Peter Campbell

/s/ Aron Ain	Director	May 29, 2018
Aron Ain

/s/ Christopher FitzGerald	Director	May 29, 2018
Christopher FitzGerald

/s/ Jeffrey Lieberman	Director	May 29, 2018
Jeffrey Lieberman

/s/ Neil Murray	Director	May 29, 2018
Neil Murray

/s/ Hagi Schwartz	Director	May 29, 2018
Hagi Schwartz

/s/ Stephen M. Ward	Director	May 29, 2018
Stephen M. Ward