Form 10-Q
period 2018-06-30
Mimecast Ltd
filed 2018-08-09
CIK 1644675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 001-37637

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2018, the registrant had 59,709,848 shares of common stock, $0.012 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MIMECAST LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	As of June 30,	As of March 31,
	2018	2018
Assets
Current assets
Cash and cash equivalents	$107,530	$78,339
Short-term investments	41,958	58,871
Accounts receivable, net	56,677	65,392
Deferred contract costs, net	5,530	—
Prepaid expenses and other current assets	13,300	15,302
Total current assets	224,995	217,904

Property and equipment, net	124,117	123,822
Intangible assets, net	8,557	9,819
Goodwill	5,602	5,631
Deferred contract costs, net of current portion	19,817	—
Other assets	1,463	1,222
Total assets	$384,551	$358,398

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$4,530	$6,052
Accrued expenses and other current liabilities	33,145	33,878
Deferred revenue	120,612	123,057
Current portion of capital lease obligations	1,154	1,125
Total current liabilities	159,441	164,112

Deferred revenue, net of current portion	12,002	18,045
Long-term capital lease obligations	2,142	2,390
Construction financing lease obligation	69,613	67,205
Other non-current liabilities	4,300	4,954
Total liabilities	247,498	256,706

Commitments and contingencies (Note 13)

Shareholders' equity
Ordinary shares, $0.012 par value, 300,000,000 shares authorized; 59,599,656 and 58,949,644 shares issued and outstanding as of June 30, 2018 and March 31, 2018, respectively	715	707
Additional paid-in capital	223,891	212,839
Accumulated deficit	(80,102)	(106,507)
Accumulated other comprehensive loss	(7,451)	(5,347)
Total shareholders' equity	137,053	101,692
Total liabilities and shareholders' equity	$384,551	$358,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIMECAST LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three months ended June 30,
	2018	2017
Revenue	$78,404	$58,158
Cost of revenue	20,976	15,252
Gross profit	57,428	42,906
Operating expenses
Research and development	13,100	7,921
Sales and marketing	34,203	27,559
General and administrative	12,214	8,537
Total operating expenses	59,517	44,017
Loss from operations	(2,089)	(1,111)
Other income (expense)
Interest income	444	239
Interest expense	(527)	(31)
Foreign exchange expense and other, net	(441)	(540)
Total other income (expense), net	(524)	(332)
Loss before income taxes	(2,613)	(1,443)
Provision for income taxes	858	457
Net loss	$(3,471)	$(1,900)

Net loss per ordinary share
Basic and diluted	$(0.06)	$(0.03)
Weighted-average number of ordinary shares outstanding:
Basic and diluted	59,175	56,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIMECAST LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three months ended June 30,
	2018	2017
Net loss	$(3,471)	$(1,900)
Other comprehensive (loss) income:
Net unrealized gains (losses) on investments, net of tax	64	(66)
Change in foreign currency translation adjustment	(2,168)	232
Reclassification of cumulative translation adjustment to net loss upon liquidation of subsidiaries, net of tax	—	188
Total other comprehensive (loss) income	(2,104)	354
Comprehensive loss	$(5,575)	$(1,546)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIMECAST LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended June 30,
	2018	2017
Operating activities
Net loss	$(3,471)	$(1,900)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,926	3,609
Share-based compensation expense	5,181	2,646
Amortization of deferred contract costs	1,386	—
Other non-cash items	(19)	84
Unrealized currency (gain) loss on foreign denominated transactions	(111)	383
Changes in assets and liabilities:
Accounts receivable	6,079	4,429
Prepaid expenses and other current assets	1,569	436
Deferred contract costs	(3,835)	—
Other assets	(98)	(6)
Accounts payable	108	1,276
Deferred revenue	2,521	2,244
Accrued expenses and other liabilities	398	(1,563)
Net cash provided by operating activities	16,634	11,638
Investing activities
Purchases of investments	—	(15,531)
Maturities of investments	17,000	15,500
Purchases of property, equipment and capitalized software	(7,575)	(7,730)
Net cash provided by (used in) investing activities	9,425	(7,761)
Financing activities
Proceeds from issuance of ordinary shares	5,904	3,445
Payments on debt	—	(533)
Payments on capital lease obligations	(203)	—
Payments on construction financing lease obligation	(413)	—
Net cash provided by financing activities	5,288	2,912
Effect of foreign exchange rates on cash	(2,156)	881
Net increase in cash and cash equivalents	29,191	7,670

Cash and cash equivalents at beginning of period	78,339	51,319
Cash and cash equivalents at end of period	$107,530	$58,989

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$517	$21
Cash paid during the period for income taxes	$37	$105

Supplemental disclosure of non-cash investing and financing activities
Unpaid purchases of property, equipment and capitalized software	$1,168	$2,951
Property and equipment acquired under capital lease	$—	$3,109
Construction costs capitalized under financing lease obligations	$2,991	$9,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIMECAST LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise noted)

(unaudited)

1. Organization and Basis of Presentation

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

Mimecast Jersey and its subsidiaries (together the Group, the Company, Mimecast or we) is headquartered in London, England. The principal activity of the Group is the provision of email management services. Mimecast delivers a software-as-a-service (SaaS) enterprise email management service for archiving, continuity, and security. By unifying disparate and fragmented email environments into one holistic solution from the cloud, Mimecast minimizes risk and reduces cost and complexity while providing total end-to-end control of email. Mimecast’s proprietary software platform provides a single system to address key email management issues. Mimecast operates principally in Europe, North America, Africa, and Australia.

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

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited. These financial statements and notes should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 2018 and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on May 29, 2018.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended March 31, 2018 contained in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of June 30, 2018, and for the three months ended June 30, 2018 and 2017. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements. As of June 30, 2018, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K, have not changed, except as discussed below.

Revenue Recognition

Adoption of ASC 606

Effective April 1, 2018, the Company adopted the requirements of ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09 or ASC 606) under the modified retrospective method of transition which was applied to all customer contracts that were not completed on the effective date of ASC 606. The Company implemented internal controls and key system functionality to enable the preparation of financial information on adoption. The adoption of ASC 606 resulted in changes to the Company’s accounting policies for revenue recognition previously recognized under ASC 605 (Legacy GAAP), as detailed below.

Revenue Recognition Policy

Under ASC 606 the Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. To achieve the core principle of ASC 606, the Company performs the following steps:

1)    Identify the contract(s) with a customer;

2)    Identify the performance obligations in the contract;

3)    Determine the transaction price;

4)    Allocate the transaction price to the performance obligations in the contract; and

5)    Recognize revenue when (or as) we satisfy a performance obligation.

The Company derives its revenue from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing the Company’s cloud services and from customers purchasing additional support beyond the standard support that is included in the basic subscription fees; and (2) related professional services and other revenue, which consists primarily of certain performance obligations related to set-up, ingestion, consulting and training fees.

In the three months ended June 30, 2018 and 2017, subscription revenue made up the substantial majority of the Company’s revenue and professional services and other revenue made up less than 5% of the Company’s revenue.

The Company’s subscription arrangements provide customers the right to access the Company’s hosted software applications. Customers do not have the right to take possession of the Company’s software during the hosting arrangement.

The Company sells its products and services directly through the Company’s sales force and also indirectly through third-party resellers. In accordance with the provisions of ASC 606, the Company has considered certain factors in determining whether the end-user or the third-party reseller is the customer in arrangements involving resellers. The Company concluded that in the majority of transactions with resellers, the reseller is the customer. In these arrangements, the Company considered that it is the reseller, and not the Company, that has the relationship with the end-user. Specifically, the reseller has the ability to set pricing with the end-user and the credit risk with the end-user is borne by the reseller. Further, the reseller is not obligated to report its transaction price with the end-user to the Company, and in the majority of transactions, the Company is unable to determine the amount paid by the end-user customer to the reseller in these transactions. As a result of such considerations, revenue for these transactions is presented in the accompanying condensed consolidated statements of operations based upon the amount billed to the reseller. For transactions where we have determined that the end-user is the ultimate customer, revenue is presented in the accompanying condensed consolidated statements of operations based on the transaction price with the end-user.

The Company recognizes subscription and support revenue ratably over the term of the contract, typically one year in duration, beginning on the date the customer is provided access to the Company’s service. For performance obligations related to set-up and ingestion, including implementation assistance and data services, respectively, the Company recognizes revenue using output measures of performance that reflect the transfer of promised services to the customer consistent with progress to completion. The Company recognizes revenue on training, consulting, and other professional services contracts using output measures of performance as services are completed. Training, consulting, and other professional services are considered separate performance obligations.

Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. The Company primarily bills and collects payments from customers for its services in advance on a monthly and annual basis.

In some instances, the Company receives non-refundable upfront payments for activities that do not constitute a promise to transfer a service and therefore are considered administrative tasks, not separate performance obligations. The upfront payments are evaluated to determine whether a material right to a discount upon renewal of the subscription exists. When the Company concludes a material right does not exist, the Company recognizes revenue related to the upfront payment over the initial contract term. When the Company concludes a material right does exist, the Company recognizes revenue related to the upfront payment over the estimated customer benefit period, which has been determined to be six years.

All of the Company’s performance obligations, and associated revenue, are generally transferred to customers over time, with the exception of training, consulting and other professional services, which are generally transferred to the customer at a point in time.

Revenue is presented net of any taxes collected from customers.

Some of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The Company determines the standalone selling prices based on the Company’s overall pricing objectives, taking into consideration market conditions and other factors, including the value of the Company’s contracts, the products sold, customer demographics, the Company’s sales channel, and the number and size of users within the Company’s contracts.

Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription and other services described above and is recognized as the revenue recognition criteria are met. Deferred revenue that is expected to be recognized during the succeeding twelve-month period is recorded as current deferred revenue and the remaining portion is recorded as non-current in the accompanying condensed consolidated balance sheets.

Deferred Cost Policy

As part of the Company’s adoption of ASC 606, the Company capitalizes incremental costs of obtaining revenue contracts, which primarily consist of commissions paid to its sales representatives. The Company amortizes these commissions over six years on a systematic basis, consistent with the pattern of transfer of the goods or services to which the asset relates. Six years represents the estimated benefit period of the customer relationship taking into account factors such as peer estimates of technology lives and customer lives as well as the Company's own historical data. No commissions are paid related to contract renewals. The current and noncurrent portions of deferred commissions are included in deferred contract costs, net and deferred contract costs, net of current portion, respectively in its condensed consolidated balance sheets. Amortization of capitalized costs to obtain revenue contracts is included in sales and marketing expense in the accompanying condensed consolidated statements of operations.

Impact of Adoption of ASC 606

The adoption of ASC 606 resulted in a decrease to deferred revenue of $6.0 million and an increase of $23.8 million in deferred contract costs as of April 1, 2018. We recorded the deferred tax impact associated with the cumulative-effect adjustment of adopting ASC 606 to accumulated deficit with an equal and offsetting adjustment to our valuation allowance. The decrease to deferred revenue upon adoption was primarily due to a change in the accounting treatment for certain upfront fees that were accounted for as a single unit of account under Legacy GAAP and are accounted for as separate performance obligations under ASC 606. The increase in deferred contract costs was the result of the capitalization of certain commissions that were determined to be incremental costs of obtaining a contract. Under Legacy GAAP, the Company expensed all commission costs as incurred.

As a result of the adoption, the Company recorded an increase to accumulated deficit of $29.9 million as of April 1, 2018, which was the net cumulative impact associated with the capitalization of sales commissions and the adjustment to deferred revenue.

The cumulative effect of the changes made to our April 1, 2018 balance sheet for the adoption of ASC 606 were as follows:

	Balance as of March 31, 2018	Adjustments Due to Adoption of ASC 606	Balance as of April 1, 2018
Assets
Deferred contract costs, net	$—	$5,494	$5,494
Deferred contract costs, net of current portion	—	18,339	18,339
Liabilities
Deferred revenue	123,057	(517)	122,540
Deferred revenue, net of current portion	18,045	(5,526)	12,519
Shareholders' equity
Accumulated deficit	(106,507)	29,876	(76,631)

In accordance with the requirements of ASC 606, the disclosure for the quantitative effect and the significant changes between the reported results under ASC 606 and those that would have been reported under Legacy GAAP on our unaudited condensed consolidated income statement and balance sheet was as follows:

	Three months ended June 30, 2018
	As Reported - ASC 606	Amounts without Adoption of ASC 606	Effect of Change Increase/(Decrease)
Income Statement
Revenues	$78,404	$78,108	$296
Operating expenses
Sales and marketing	(34,203)	(36,467)	(2,264)
Net loss	$(3,471)	$(6,031)	$2,560

	As of June 30, 2018
	As Reported - ASC 606	Balances without Adoption of ASC 606	Effect of Change Increase/(Decrease)
Balance Sheet
Assets
Deferred contract costs, net	$5,530	$—	$5,530
Deferred contract costs, net of current portion	19,817	—	19,817
Liabilities
Deferred revenue	120,612	120,553	59
Deferred revenue, net of current portion	12,002	18,217	(6,215)
Shareholders' equity
Accumulated deficit	(80,102)	(107,418)	27,316

Revenue recognized during the three months ended June 30, 2018 from amounts included in deferred revenue at the beginning of the period was approximately $50.8 million. Revenue recognized during the three months ended June 30, 2018 from performance obligations satisfied or partially satisfied in previous periods was immaterial.

The adoption of ASC 606 had no impact to net operating cash flows.

Contracted revenue as of June 30, 2018 that has not yet been recognized (“contracted not recognized”) was $82.7 million, which includes deferred revenue and non-cancellable amounts that will be invoiced and recognized as revenue in future periods and excludes contracts with an original expected length of one year or less. The Company expects 52% of contracted and not recognized revenue to be recognized over the next twelve months, 44% in years two and three, with the remaining balance recognized thereafter.

2. Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

3. Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period.

Significant estimates relied upon in preparing these condensed consolidated financial statements include revenue recognition, variable consideration, intangible asset valuations, amortization periods, expected future cash flows used to evaluate the recoverability of long-lived assets, contingent liabilities, construction financing lease obligations, restructuring liabilities, expensing and capitalization of research and development costs for internal-use software, the determination of the fair value of share-based awards issued, the average period of benefit associated with costs capitalized to obtain revenue contracts and the recoverability of the Company’s net deferred tax assets and related valuation allowance.

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

4. Subsequent Events Considerations

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. The Company has evaluated all subsequent events. Refer to Note 17.

5. Concentration of Credit Risk and Off-Balance Sheet Risk

The Company has no off-balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, investments and accounts receivable. The Company maintains its cash, cash equivalents and investments with major financial institutions of high-credit quality. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits.

Credit risk with respect to accounts receivable is dispersed due to our large number of customers. The Company’s accounts receivable are derived from revenue earned from customers primarily located in the United States, the United Kingdom and South Africa. The Company generally does not require its customers to provide collateral or other security to support accounts receivable. Credit losses historically have not been significant and the Company generally has not experienced any material losses related to receivables from individual customers, or groups of customers. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable. As of June 30, 2018 and March 31, 2018, no individual customer represented more than 10% of our accounts receivable. During the three months ended June 30, 2018 and 2017, no individual customer represented more than 10% of our revenue.

As of June 30, 2018, our investments consist primarily of investment-grade fixed income corporate debt securities with maturities ranging from less than 1 month to 5 months, non-U.S. government securities with maturities in approximately 3 months and U.S. treasury securities with maturities in approximately 1 month. We diversify our investment portfolio by investing in multiple types of investment-grade securities and attempt to mitigate a risk of loss by using a third-party investment manager.

6. Cash, Cash Equivalents and Investments

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

The Company has classified all of its investments as of June 30, 2018, as available-for-sale pursuant to Accounting Standard Codification (ASC) 320, Investments – Debt and Equity Securities. The Company records available-for-sale securities at fair value, with unrealized gains and losses included in accumulated other comprehensive loss in shareholders’ equity. The Company includes interest and dividends on securities classified as available-for-sale in interest income. Realized gains and losses are recorded in the condensed consolidated statements of operations and comprehensive loss based on the specific-identification method. There were no realized gains or losses on investments for the three months ended June 30, 2018 and 2017.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than its amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairments of investments are recognized in the condensed consolidated statements of operations if the Company has experienced a credit loss, has the intent to sell the investment, or if it is more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to the end of the period. The aggregate fair value of investments held by the Company in an unrealized loss position for less than twelve months as of June 30, 2018, was $19.0 million. As of June 30, 2018, the Company determined that no other-than-temporary impairments were required to be recognized in the condensed consolidated statements of operations.

The following is a summary of cash, cash equivalents and investments as of June 30, 2018 and March 31, 2018:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2018:
Cash and cash equivalents due in 90 days or less	$107,530	$—	$—	$107,530
Investments:
U.S. treasury securities due in one year or less	3,000	1	—	3,001
Non-U.S. government securities due in one year or less	2,999	—	—	2,999
Corporate securities due in one year or less	35,984	24	(50)	35,958
Total investments	41,983	25	(50)	41,958
Total cash, cash equivalents and investments	$149,513	$25	$(50)	$149,488

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2018:
Cash and cash equivalents due in 90 days or less	$78,339	$—	$—	$78,339
Investments:
U.S. treasury securities due in one year or less	2,995	—	(5)	2,990
Non-U.S. government securities due in one year or less	5,996	1	(1)	5,996
Corporate securities due in one year or less	49,969	8	(92)	49,885
Total investments	58,960	9	(98)	58,871
Total cash, cash equivalents and investments	$137,299	$9	$(98)	$137,210

7. Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments include cash, cash equivalents, accounts receivable, investments, accounts payable, accrued expenses and capital lease obligations.  The carrying amount of the Company’s capital lease obligation approximates its fair values due to the interest rates the Company believes it could obtain for borrowings with similar terms.  The Company’s investments are classified as available-for-sale and reported at fair value in accordance with the market approach utilizing quoted prices that were directly or indirectly observable. The carrying amount of the remainder of the Company’s financial instruments approximated their fair values as of June 30, 2018 and March 31, 2018, due to the short-term nature of those instruments.

The Company has evaluated the estimated fair value of financial instruments using available market information. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

Fair values determined using “Level 1 inputs” utilize unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access.  Fair values determined using “Level 2 Inputs” utilize quoted prices that are directly or indirectly observable. Fair values determined using “Level 3 inputs” utilize unobservable inputs for determining fair values of assets or liabilities that reflect an entity's own assumptions in pricing assets or liabilities. As of June 30, 2018 and March 31, 2018, we did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

The Company measures eligible assets and liabilities at fair value, with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted in the three months ended June 30, 2018 and 2017.

The following table summarizes financial assets measured and recorded at fair value on a recurring basis in the accompanying condensed consolidated balance sheets as of June 30, 2018 and March 31, 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Total
Assets:
Money market funds	$6,091	$—	$6,091
U.S. treasury securities	—	3,001	3,001
Non-U.S. government securities	—	2,999	2,999
Corporate securities	—	35,958	35,958
Total assets	$6,091	$41,958	$48,049

	March 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Total
Assets:
Money market funds	$10,143	$—	$10,143
U.S. treasury securities	—	2,990	2,990
Non-U.S. government securities	—	5,996	5,996
Corporate securities	—	49,885	49,885
Total assets	$10,143	$58,871	$69,014

8. Software Development Costs

Costs incurred to develop software applications used in the Company’s SaaS platform consist of certain direct costs of materials and services incurred in developing or obtaining internal-use computer software, and payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the project. These costs generally consist of internal labor during configuration, coding, and testing activities. Research and development costs incurred during the preliminary project stage or costs incurred for data conversion activities, training, maintenance and general and administrative or overhead costs are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the application is substantially complete and ready for its intended use. Qualified costs incurred during the operating stage of the Company’s software applications relating to upgrades and enhancements are capitalized to the extent it is probable that they will result in added functionality, while costs incurred for maintenance of, and minor upgrades and enhancements to, internal-use software are expensed as incurred. During the three months ended June 30, 2018 and 2017, the Company believes the substantial majority of its development efforts were either in the preliminary project stage of development or in the operation stage (post-implementation), and accordingly, no costs have been capitalized during these periods. These costs are included in the accompanying condensed consolidated statements of operations as research and development expense.

9. Net Loss Per Share

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

The following potentially dilutive ordinary share equivalents have been excluded from the calculation of diluted weighted-average shares outstanding for the three months ended June 30, 2018 and 2017 as their effect would have been anti-dilutive for the periods presented (in thousands):

	Three months ended June 30,
	2018	2017
Share options outstanding	7,270	7,803
Unvested restricted share units	318	35

10. Share-Based Compensation

As of June 30, 2018, the Company has four share-based compensation plans and an employee stock purchase plan. Prior to the Company’s initial public offering (IPO) in November 2015, the Company granted share-based awards under three share option plans, which were the Mimecast Limited 2007 Key Employee Share Option Plan (the 2007 Plan), the Mimecast Limited 2010 EMI Share Option Scheme (the 2010 Plan), and the Mimecast Limited Approved Share Option Plan (the Approved Plan) (the 2007 Plan, the 2010 Plan and the Approved Plan, collectively, the Historical Plans). Upon the closing of the IPO, the Mimecast Limited 2015 Share Option and Incentive Plan (the 2015 Plan) and the 2015 Employee Share Purchase Plan (the ESPP) became effective.

Share Options

The fair value of each share option issued under the 2015 Plan was estimated using the Black-Scholes option-pricing model that used the following weighted-average assumptions:

	Three months ended June 30,
	2018	2017
Expected term (in years)	6.1	6.1
Risk-free interest rate	2.7%	2.1%
Expected volatility	40.9%	40.1%
Expected dividend yield	—%	—%
Estimated grant date fair value per ordinary share	$35.67	$24.42

The weighted-average per share fair value of options granted to employees during the three months ended June 30, 2018 and 2017 was $15.64 and $10.26, respectively. As of June 30, 2018, the number of options and awards available for future grant under the 2015 Plan was 6,849,866.

Share option activity under the 2015 Plan and the Historical Plans for the three months ended June 30, 2018 was as follows:

	Number of Awards	Weighted Average Exercise Price (2)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding as of March 31, 2018	6,229,860	$13.78	7.40	$134,859
Options granted	1,668,660	$35.67
Options exercised	(581,134)	$7.70
Options forfeited and cancelled	(46,956)	$24.55
Outstanding as of June 30, 2018	7,270,430	$19.22	7.89	$160,167
Exercisable as of June 30, 2018	2,226,847	$8.88	5.95	$72,005

(1)

The aggregate intrinsic value for share options outstanding and exercisable as of June 30, 2018 was calculated based on the positive difference, if any, between the closing price of the Company’s ordinary shares on the NASDAQ Global Select Market on June 30, 2018, and the exercise price of the underlying options.

(2)

Certain of the Company’s option grants have an exercise price denominated in British pounds. The weighted-average exercise price at the end of each reporting period was translated into U.S. dollars using the exchange rate at the end of the period. The weighted-average exercise price for the options granted, exercised, forfeited and expired was translated into U.S. dollars using the exchange rate at the applicable date of grant, exercise, forfeiture or expiration, as appropriate.

The total intrinsic value of options exercised was $20.4 million for the three months ended June 30, 2018. Total cash proceeds from option exercises was $4.5 million for the three months ended June 30, 2018.

As of June 30, 2018, there was approximately $47.4 million of unrecognized share-based compensation related to unvested share options, which is expected to be recognized over a weighted-average period of 3.17 years.

ESPP

Initially, a total of 1.1 million shares of the Company's common stock were reserved for future issuance under the ESPP. This number is subject to change in the event of a share split, share dividend or other change in capitalization. The ESPP may be terminated or amended by the board of directors at any time.

The ESPP permits eligible employees to purchase shares by authorizing payroll deductions from 1% to 10% of his or her eligible compensation during each six month offering period, which starts on the first business day in January and July each year. Unless an employee has previously withdrawn from the offering, his or her accumulated payroll deductions will be used to purchase shares on the last day of the offering period at a price equal to 85% of the fair market value of the shares on the first business day or last business day of the offering period, whichever is lower. In the three months ended June 30, 2018, the Company recognized $0.2 million of share-based compensation expense under the ESPP.

As of June 30, 2018, there were 1.0 million shares of the Company's common stock available for future issuance under the ESPP.

Restricted Share Units (RSUs)

The Company grants RSUs to its Non-Employee Directors and its employees. Non-Employee Directors receive an initial RSU grant upon joining the BOD that vests over 3 years and an annual grant each year thereafter that vests fully on the one-year anniversary of the grant date. RSUs granted to Company employees vest in four equal annual installments.

RSU activity under the 2015 Plan for the three-months ended June 30, 2018 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Intrinsic Value (1) (2)
Unvested restricted share units as of March 31, 2018	32,763	$23.06	$1,161
Restricted share units granted	292,747	$35.69	10,448
Restricted share units vested	(5,168)	$16.93	195
Restricted share units canceled	(2,407)	$41.21	99
Unvested restricted share units as of June 30, 2018	317,935	$32.60	$13,102

(1)	The intrinsic value of unvested shares as of June 30, 2018 was calculated based on the closing price of the Company’s ordinary shares multiplied by the number of unvested RSUs.
(2)	The intrinsic value of RSUs granted, vested and canceled is calculated based on the closing price of the Company’s ordinary shares at the respective transaction dates multiplied by the number of RSUs.

As of June 30, 2018, there was approximately $10.1 million of unrecognized share-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 3.72 years.

Share-based compensation expense recognized under the 2015 Plan, Historical Plans and ESPP in the accompanying condensed consolidated statements of operations was as follows:

	Three months ended June 30,
	2018	2017
Cost of revenue	$404	$206
Research and development	1,330	682
Sales and marketing	1,831	948
General and administrative	1,616	810
Total share-based compensation expense	$5,181	$2,646

In certain situations, the board of directors has approved modifications to employee share option agreements, including the removal of exercise restrictions for share options for which the service based vesting has been satisfied which resulted in additional share-based compensation expense. The total modification expense included in the table above for the three months ended June 30, 2018 and 2017 was $0.2 million and $0.3 million, respectively.

11. Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions, other events, and circumstances from non-owner sources. Comprehensive loss consists of net loss and other comprehensive (loss) income, which includes certain changes in equity that are excluded from net loss. Specifically, cumulative foreign currency translation adjustments and unrealized gains and losses on investments are included in accumulated other comprehensive loss. As of June 30, 2018 and March 31, 2018, accumulated other comprehensive loss is presented separately on the condensed consolidated balance sheets and consists of cumulative foreign currency translation adjustments and unrealized gains and losses on investments.

12. Goodwill and Intangible Assets

The following is a rollforward of our goodwill balance:

Goodwill
Balance as of March 31, 2018	$5,631
Effect of foreign exchange rates	(29)
Balance as of June 30, 2018	$5,602

Purchased intangible assets consist of the following:

	Weighted-
	Average	June 30, 2018
	Remaining	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(in years)	Value	Amortization	Value
Developed technology	8	$1,546	$(251)	$1,295
Customer relationships	5	108	(25)	83
Capitalized Software	2	8,625	(1,970)	6,655
		10,279	(2,246)	8,033
In-process research and development (1)	N/A	524	—	524
		$10,803	$(2,246)	$8,557

	Weighted-
	Average	March 31, 2018
	Remaining	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(in years)	Value	Amortization	Value
Developed technology	9	$1,546	$(213)	$1,333
Customer relationships	6	108	(21)	87
Capitalized Software	3	9,171	(1,329)	7,842
		10,825	(1,563)	9,262
In-process research and development (1)	N/A	557	—	557
		$11,382	$(1,563)	$9,819

(1)	In-process research and development assets are assigned an indefinite life until project completion or date placed in service.

The Company recorded amortization expense of $0.8 million for the three months ended June 30, 2018. Amortization relating to developed technology and capitalized software was recorded within cost of revenue and amortization of customer relationships is recorded within sales and marketing expenses.

Future estimated amortization expense of intangibles as of June 30, 2018, is as follows:

	Purchased Intangible Assets	Capitalized Software
Remainder of 2019	$128	$2,159
2020	170	2,672
2021	170	1,623
2022	170	201
2023	170	—
Thereafter	570	—
Total	$1,378	$6,655

13. Commitments and Contingencies

Leases

Capital leases

The Company has entered into various capital lease arrangements for computer equipment with non-cancelable terms through January 2022. As of June 30, 2018, future minimum commitments for capital leases were as follows:

Year Ending March 31,	Capital Leases
Remainder of 2019	$996
2020	1,102
2021	1,102
2022	326
Total minimum lease payments	$3,526
Less: Amount representing interest	(230)
Present value of capital lease obligations	3,296
Less: Current portion	(1,154)
Long-term portion of capital lease obligations	$2,142

Construction financing lease obligations

The Company leases certain facilities under build-to-suit leases whereby the Company is deemed to be the owner of the building during the construction period for accounting purposes. For build-to-suit leases, the Company recorded certain estimated construction costs incurred and reported to it by the landlord for the buildings as an asset and corresponding construction financing lease obligation on the condensed consolidated balance sheets. Since the Company’s unit of account is related only to its portion of the buildings, the Company determined that it does not have land leases and has not recorded rent expense attributable to the land. Any incremental costs incurred directly by the Company are also capitalized. In each reporting period, the landlord estimates and reports to the Company construction costs incurred to date for the buildings and the Company records its portion using allocation estimates. The Company periodically meets with the landlord and its construction manager to review these estimates and observe construction progress before recording such amounts.

Lexington, MA - U.S. Headquarters

The construction of the Company’s Lexington, MA – U.S. headquarters was substantially completed during the quarter ended March 31, 2018, and because the Company concluded it had a collateralized letter of credit of $1.3 million, the Company did not meet the sale-leaseback criteria for derecognition of the building asset and liability. As a result, the Company continues to be the deemed owner of the building and will treat the lease as a financing obligation and depreciate the asset in accordance with the Company’s accounting policy.

The monthly rent payments made to the lessor under the lease agreement are recorded in the Company’s financial statements as principal and interest on the financing obligation. For the three months ended June 30, 2018, interest expense on lease financing obligations was $0.5 million. As of June 30, 2018, the future estimated commitments related to the financing obligations were $38.8 million and $10.7 million for principal and interest, respectively, through January 31, 2028.

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

As of June 30, 2018, Property and equipment, net, includes $34.0 million related to the UK Building and construction costs for the UK Building. The construction financing lease obligation related to the UK Building was $33.2 million and was incurred by the landlord only and no cash was paid to the landlord by us related to the UK Building since lease inception.

Once the landlord completes the construction of the UK Building, the Company will evaluate the AFL and Leases in order to determine whether or not the AFL and Leases meet the criteria for “sale-leaseback” treatment. If the AFL and Leases meet the “sale-leaseback” criteria, the Company will remove the asset and the related liability from its condensed consolidated balance sheet and treat the Leases as either an operating or a capital lease based on the Company’s assessment of the accounting guidance. If the Company continues to be the deemed owner, the Company will treat the AFL and Leases as a financing obligation and will depreciate the asset in accordance with the Company’s accounting policy.

Litigation

The Company, from time to time, may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the three months ended June 30, 2018 and 2017, and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.

Indemnification

The Company typically enters into indemnification agreements with customers in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses suffered or incurred as a result of claims of intellectual property infringement. These indemnification agreements are provisions of the applicable customer agreement. Based on when clients first sign an agreement for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited. Based on historical experience and information known as of June 30, 2018 and March 31, 2018, the Company has not incurred any costs for the above guarantees and indemnities.

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

14. Segment and Geographic Information

Geographic Data

The Company allocates, for the purpose of geographic data reporting, its revenue based upon the location of the contracting subsidiary. Total revenue by geographic area was as follows:

	Three months ended June 30,
	2018	2017
Revenue:
United States	$37,932	$29,192
United Kingdom	24,556	17,867
South Africa	11,622	8,781
Other	4,294	2,318
Total revenue	$78,404	$58,158

Property and equipment, net by geographic location consists of the following:

	As of June 30,	As of March 31,
	2018	2018
United States (1)	$61,094	$62,064
United Kingdom (2)	48,715	46,664
South Africa	5,687	6,512
Australia	3,644	3,953
Other	4,977	4,629
Total	$124,117	$123,822

(1)

Includes construction costs capitalized under financing lease obligations related to our U.S. build-to-suit facilities of $39.6 million and $39.4 million as of June 30, 2018 and March 31, 2018, respectively.

(2)

Includes construction costs capitalized under financing lease obligations related to our U.K. build-to-suit facility of $34.0 million and $31.2 million as of June 30, 2018 and March 31, 2018, respectively.

15. Income Taxes

The provision for income taxes for the three months ended June 30, 2018 and 2017 was $0.9 million and $0.5 million, respectively on the loss before income taxes of $(2.6) million and $(1.4) million, respectively. The provision for income taxes for the three months ended June 30, 2018 is primarily attributable to earnings in the Company’s South African entity. The provision for income taxes for the three months ended June 30, 2017 was primarily attributable to earnings in the Company’s U.S. and South African entities offset by $1.2 million in excess tax benefits resulting from share option exercises by employees.

In assessing the Company’s ability to realize its net deferred tax assets, the Company considered various factors including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations to determine whether it is more likely than not that some portion or all of its net deferred tax assets will not be realized. Based upon these factors, the Company has determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against its net deferred tax assets as of June 30, 2018.

As of June 30, 2018 and March 31, 2018, the Company had liabilities for uncertain tax positions of $6.0 million and $6.2 million, respectively, none of which, if recognized, would impact the Company’s effective tax rate. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying condensed consolidated statements of operations. As of June 30, 2018 and March 31, 2018, accrued interest or penalties related to uncertain tax positions are immaterial.

During the third quarter of fiscal 2018, the Tax Cuts and Jobs Act (the Act) was enacted in the United States. Additionally, during the third quarter of fiscal 2018, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. The Company did not adjust any of its provisional estimates during the three months ended June 30, 2018.  The Company will continue to refine its calculations as additional analysis is completed during the measurement period. In addition, the Company’s estimates may also be affected as the Company gains a more thorough understanding of changes to the tax law resulting from the passage of the Act. The Company anticipates completing its assessment of the impact of the Act during the third quarter 2019.

16. Recently Issued and Adopted Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies and adopted by the Company as of the specified effective date.

Recently Adopted Accounting Pronouncements

On April 1, 2018, the Company adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers: Topic 606. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under legacy GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. See Note 1 for the impact of the adoption on revenue recognition and accounting for costs to obtain a contract.

On April 1, 2018 the Company adopted ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 requires equity investments that do not result in consolidation and are not accounted under the equity method to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements; clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets; and modifies certain fair value disclosure requirements. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

On April 1, 2018 the Company adopted ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 is intended to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

On April 1, 2018 the Company adopted ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16). The purpose of ASU 2016-16 is to simplify the income tax accounting of an intra-entity transfer of an asset other than inventory and to record its effect when the transfer occurs. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

On April 1, 2018 the Company adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18). ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. The adoption of this standard had no impact on the Company’s condensed consolidated financial statements.

On April 1, 2018 the Company adopted ASU 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business (ASU 2017-01). The amendment changes the definition of a business to assist entities in evaluating when a set of transferred assets and activities constitutes a business. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

On April 1, 2018 the Company adopted ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09). This guidance clarifies when companies would apply modification accounting to changes to the terms or conditions of a share-based payment award. The guidance narrows the definition of a modification. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 requires a lessee to recognize most leases on the balance sheet but recognize expenses on the income statement in a manner similar to current practice. The update states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying assets for the lease term. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. ASU 2016-02 is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently in the process of evaluating the impact and timing of adoption of the ASU 2016-02 on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The amendment changes the impairment model for most financial assets and certain other instruments. Entities will be required to use an expected loss model that will result in the earlier recognition of allowances for losses for trade and other receivables, held-to-maturity debt securities, loans, and other instruments. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company is currently in the process of evaluating the impact and timing of adoption of the ASU 2016-13 on its condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (ASU 2017-04). The standard eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. The standard is effective for annual and interim goodwill impairment tests conducted in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently in the process of evaluating the impact and timing of adoption of the ASU 2017-04 on its condensed consolidated financial statements.

17. Subsequent Events

On July 23, 2018, the Company entered into a credit agreement (the Credit Agreement) with certain lenders, and JPMorgan Chase Bank, N.A., as administrative agent (the Administrative Agent), which provided the Company with a $100,000,000 senior secured term loan and a $50,000,000 senior secured revolving credit facility (collectively, the Credit Facility). The proceeds of the Credit Facility are available to fund working capital and for other corporate purposes, including to finance permitted acquisitions and investments. Interest under the Credit Facility accrues at a rate between LIBOR plus 1.375% and LIBOR plus 1.875%, based on the Company’s ratio of indebtedness to earnings before interest, taxes, depreciation, amortization and certain other adjustments (Consolidated EBITDA). Based on this ratio, the current interest rate under the Credit Facility is LIBOR plus 1.625%. The term of the Credit Facility is five years, maturing on July 23, 2023. There is no existing debt being replaced by the Credit Facility.

The Credit Agreement has financial covenants that require the Company to maintain a Consolidated Secured Leverage Ratio (as defined in the Credit Agreement), commencing on September 30, 2018, of not more than 3.00 to 1.00 for the four consecutive fiscal quarter period ending on the last day of each fiscal quarter (the Reference Period), with a step-up to 3.50 to 1.00 for any four-quarter period in which the Company consummates a permitted acquisition having an aggregate purchase price in excess of $25,000,000. The Company must also maintain a Consolidated Interest Expense Ratio (as defined in the Credit Agreement) of 3.00 to 1.00 commencing on September 30, 2018 and for each Reference Period thereafter.

All obligations under the Credit Agreement are unconditionally guaranteed by all of the Company’s material direct and indirect subsidiaries organized under the laws of the United States, the United Kingdom, the Bailiwick of Jersey, and other jurisdictions agreed to by the Company and the Administrative Agent, with certain exceptions. These guarantees are secured by substantially all of the present and future property and assets of the guarantors, with certain exclusions.

On July 9, 2018, the Company acquired Ataata, Inc., a privately-owned company based in the United States, for cash consideration of approximately $24 million. Ataata is a cyber security training and awareness platform designed to reduce human error in the workplace and help enable organizations to become more secure by changing the security culture of their employees.

On July 31, 2018, the Company acquired Solebit Labs Ltd. a privately-owned company based in Tel-Aviv, Israel for cash consideration of approximately $88 million net of cash acquired. Solebit Labs Ltd. protects companies against cyber-attacks, zero-day threats and malware.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended March 31, 2018, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on May 29, 2018. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q and set forth in our other SEC filings, including our Annual Report on Form 10-K filed with the SEC on May 29, 2018. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Business Overview

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

We operate our business on a software-as-a-service, or SaaS model with renewable annual subscriptions. Customers enter into annual and multi-year contracts to utilize various components of our services. Our subscription fee includes the use of the selected service and technical support. We believe our technology, subscription-based model, and customer support have led to our high revenue retention rate, which has helped us drive our strong revenue growth. We have historically experienced significant revenue growth from our existing customer base as they renew our services and purchase additional products.

We market and sell our services to organizations of all sizes across a broad range of industries. As of June 30, 2018, we provided our services to approximately 31,300 customers and protected millions of their employees across the world. We generate sales through our network of channel partners as well as through our direct sales force. Our growth and future success depends on our ability to expand our customer base and to sell additional services to our existing customers.

In the three months ended June 30, 2018, we generated 52% of our revenue outside of the United States, with 31% generated from the United Kingdom, 15% from South Africa and 6% from the rest of the world. Our most significant growth market is the United States. We also believe that there is significant opportunity in our other existing markets. We intend to make significant investments in sales and marketing to continue expanding our customer base in our target markets.

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

Key Factors Affecting Our Performance

We believe that the growth of our business and our future success are dependent upon a number of key factors, including the following:

Acquisition of new customers. We employ a sales strategy that focuses on acquiring new customers through our direct sales force and network of channel partners, and selling additional products to existing customers. Acquiring new customers is a key element of our continued success, growth opportunity and future revenue. We have invested in and intend to continue to invest in our direct sales force and channel partners. During the twelve months ended June 30, 2018, our customer base increased by approximately 4,000 organizations.

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

Currency fluctuations. We conduct business in the United States and in other countries in North America, the United Kingdom and other countries in Europe, South Africa and other countries in Africa, and also Australia. As a result, we are exposed to risks associated with fluctuations in currency exchange rates, particularly between the U.S. dollar, the British pound and the South African rand. In the three months ended June 30, 2018, 50% of our revenue was denominated in U.S. dollars, 29% in British pounds, 15% in South African rand and 6% in other currencies. Given that our functional currency and the functional currency of our subsidiaries is the local currency of each entity but our reporting currency is the U.S. dollar, devaluations of the British pound, South African rand and other currencies relative to the U.S. dollar impacts our profitability.

Key Performance Indicators

In addition to traditional financial metrics, such as revenue and revenue growth trends, we monitor several other key performance indicators to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. The key performance indicators that we monitor are as follows:

	Three months ended June 30,
	2018	2017
	(dollars in thousands)
Revenue constant currency growth rate (1)	31%	43%
Revenue retention rate	110%	111%
Total customers (2)	31,300	27,300
Gross profit percentage	73%	74%
Adjusted EBITDA (1)	$9,958	$5,144

(1)

Adjusted EBITDA and revenue constant currency growth rates are non-GAAP financial measures. For a reconciliation of Adjusted EBITDA and revenue constant currency growth rates to the nearest comparable GAAP measures, see “—Reconciliation of Non-GAAP Financial Measures” below.

(2)	Reflects the customer count on the last day of the period rounded to the nearest hundred customers.

Revenue constant currency growth rate. We believe revenue constant currency growth rate is a key indicator of our operating results. We calculate revenue constant currency growth rate by translating revenue from entities reporting in foreign currencies into U.S. dollars using the comparable foreign currency exchange rates from the prior fiscal period. For further explanation of the uses and limitations of this measure and a reconciliation of our revenue constant currency growth rate to revenue, as reported, the most directly comparable U.S. GAAP measure, please see “—Reconciliation of Non-GAAP Financial Measures” below. As our total revenue grows, we expect our constant currency growth rate will decline as the incremental growth from period to period is expected to represent a smaller percentage of total revenue as compared to the prior period.

Revenue retention rate. We believe that our ability to retain customers is an indicator of the stability of our revenue base and the long-term value of our customer relationships. Our revenue retention rate is driven by our customer renewals and upsells. We calculate our revenue retention rate by annualizing constant currency revenue recorded on the last day of the measurement period for only those customers in place throughout the entire measurement period. We include add-on, or upsell, revenue from additional employees and services purchased by existing customers. We divide the result by revenue on a constant currency basis on the first day of the measurement period for all customers in place at the beginning of the measurement period. The measurement period is the trailing twelve months. The revenue on a constant currency basis is based on the average exchange rates in effect during the respective period. We expect our revenue retention rate in fiscal 2019 periods to remain relatively consistent with fiscal 2018 periods.

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

Gross profit percentage. Gross profit percentage is calculated as gross profit divided by revenue. Our gross profit percentage has been relatively consistent over the past three years, however has fluctuated on a quarterly basis due to timing of the addition of hardware and employees to serve our growing customer base. Gross profit fluctuates due to timing of the addition of hardware and employees to serve our growing customer base. We provide our services in each of the regions in which we operate. Costs related to supporting and hosting our product offerings and delivering our services are incurred in the region in which the related revenue is recognized. As a result, our gross profit percentage in actual terms is consistent with gross profit on a constant currency basis.

Adjusted EBITDA. We believe that Adjusted EBITDA is a key indicator of our operating results. We define Adjusted EBITDA as net (loss) income, adjusted to exclude: depreciation, amortization, disposals and impairments of long-lived assets, acquisition-related expenses, share-based compensation expense, restructuring expense, interest income and interest expense, the provision for income taxes and foreign exchange (expense) income and includes rent paid in the period related to locations that are accounted for as build-to-suit facilities. For further explanation of the uses and limitations of this measure and a reconciliation of our Adjusted EBITDA to the most directly comparable U.S. GAAP measure, net (loss) income, please see “—Reconciliation of Non-GAAP Financial Measures” below. We expect that our Adjusted EBITDA will continue to increase; however, we expect that our operating expenses will also increase in absolute dollars as we focus on expanding our sales and marketing teams and growing our research and development capabilities.

Reconciliation of Non-GAAP Financial Measures

Revenue constant currency growth rate

In order to determine how our business performed exclusive of the effect of foreign currency fluctuations, we compare the percentage change in our revenue from one period to another using a constant currency. To determine the revenue constant currency growth rate for the fiscal periods below, revenue from entities reporting in foreign currencies was translated into U.S. dollars using the comparable prior period’s foreign currency exchange rates. For example, the average rates in effect for the three months ended June 30, 2017 were used to convert revenue for the three months ended June 30, 2018 and the revenue for the comparable prior period ended June 30, 2017, rather than the actual exchange rates in effect during the respective period. Revenue constant currency growth rate is a non-GAAP financial measure. A reconciliation of this non-GAAP measure to its most directly comparable U.S. GAAP measure for the respective periods can be found in the table below:

	Three months ended June 30,
	2018	2017
	(dollars in thousands)
Reconciliation of Revenue Constant Currency Growth Rate:
Revenue, as reported	$78,404	$58,158
Revenue year-over-year growth rate, as reported	35%	40%
Estimated impact of foreign currency fluctuations	(4)%	3%
Revenue constant currency growth rate	31%	43%

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

We believe that presenting this non-GAAP financial measure in this Report on Form 10-Q provides investors greater transparency to the information used by our management for financial and operational decision-making and allows investors to see our results “through the eyes” of management. We also believe that providing this information better enables our investors to understand our operating performance and evaluate the methodology used by management to evaluate and measure such performance.

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we define as net (loss) income, adjusted to exclude: depreciation, amortization, disposals and impairments of long-lived assets, acquisition-related expenses, share-based compensation expense, restructuring expense, interest income and interest expense, the provision for income taxes and foreign exchange (expense) income and includes rent paid in the period related to locations that are accounted for as build-to-suit facilities.

We believe that Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and facilitates comparisons with our peer companies, many of which use a similar non-GAAP financial measure to supplement their U.S. GAAP results.

We use Adjusted EBITDA in conjunction with traditional U.S. GAAP operating performance measures as part of our overall assessment of our performance, for planning purposes, including the preparation of our annual operating budget, to evaluate the effectiveness of our business strategies, to communicate with our board of directors concerning our financial performance and for establishing incentive compensation metrics for executives and other senior employees.

We do not place undue reliance on Adjusted EBITDA as a measure of operating performance. This non-GAAP measure should not be considered as a substitute for other measures of financial performance reported in accordance with U.S. GAAP. There are limitations to using a non-GAAP financial measure, including that other companies may calculate this measure differently than we do, that it does not reflect our capital expenditures or future requirements for capital expenditures and that it does not reflect changes in, or cash requirements for, our working capital.

The following table presents a reconciliation of net loss to Adjusted EBITDA:

	Three months ended June 30,
	2018	2017
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(3,471)	$(1,900)
Depreciation, amortization and disposals of long-lived assets	6,926	3,609
Rent expense related to build-to-suit facilities	(890)	—
Interest expense (income), net	83	(208)
Provision for income taxes	858	457
Share-based compensation expense	5,181	2,646
Foreign exchange expense	541	540
Acquisition-related expenses	730	—
Adjusted EBITDA	$9,958	$5,144

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that can have a significant impact on the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. We base our estimates, assumptions and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On a regular basis, we evaluate our estimates, assumptions and judgments and make changes accordingly.

We believe that the estimates, assumptions and judgments involved in revenue recognition, deferred revenue, share-based compensation and accounting for income taxes have the greatest potential impact on our consolidated financial statements, and consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. For further information on our critical and other significant accounting policies, see the notes to the condensed consolidated financial statements appearing elsewhere in this Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on May 29, 2018. See Note 1 to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q for changes to our significant accounting policies since the year ended March 31, 2018.

Recent Accounting Pronouncements

See Note 16 to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

Components of Consolidated Statements of Operations

Revenue

We generate substantially all of our revenue from subscription fees paid by customers accessing our cloud services and by customers purchasing additional support beyond the standard support that is included in our basic subscription fees. A small portion of our revenue consists of related professional services and other revenue, which consists primarily of performance obligations related to set-up, ingestion and training fees.

We generally license our services on a price per employee basis under annual contracts. In some instances, we receive upfront payments which are determined to be material rights to a discount upon renewal. In these instances, we recognize revenue related to the upfront payment over the estimated customer benefit period, which has been determined to be six years.

We serve approximately 31,300 customers in multiple industries, and our revenue is not concentrated with any single customer or industry. For the three months ended June 30, 2018 and 2017, no single customer accounted for more than 1% of our revenue, and our largest ten customers accounted for less than 10% of our revenue in aggregate.

Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

We recognize revenue ratably on a straight-line basis over the subscription term, which begins when we have given the customer access to our SaaS solutions. Our subscription contracts are typically one year in duration and do not contain refund-type provisions.

Our professional services contracts are recognized based on out-put measures of performance.

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

Research and development expenses

Research and development expenses consist primarily of personnel and related costs, including salaries, benefits, bonuses, share-based compensation expense, costs of server usage by our developers and allocated overhead costs. We expense all research and development costs as they are incurred. We have focused our efforts on developing new versions of our SaaS technology with expanded features. Our technology is constantly being refined and, as such, we do not capitalize development costs. We believe that continued investment in our technology is important for our future growth. As a result, we expect research and development expenses to increase in absolute dollars as we make further substantial investments in developing our Mime | OS™ platform, improving our existing services and creating new features and products. Research and development expenses as a percentage of total revenue may fluctuate on a quarterly basis but we expect it to increase in the coming fiscal year as a result of the expected investments noted above.

Sales and marketing expenses

Sales and marketing expenses consist primarily of personnel and related costs, including salaries, benefits, bonuses, commissions and share-based compensation expense. In addition to these expenses, we incur costs related to marketing and promotional events, online marketing, product marketing and allocated overhead costs. We expense all costs as they are incurred, excluding sales commissions identified as incremental costs to obtain a contract, which are capitalized and amortized over the life of our customers which we estimate to be six years. Sales and marketing expenses increased in the three months ended June 30, 2018 as we continue to expand our sales and marketing efforts globally, and particularly in the United States. We expect that our sales and marketing expenses will continue to increase substantially in the year ending March 31, 2019. New sales personnel require training and may take several months or more to achieve productivity; as such, the costs we incur in connection with the hiring of new sales personnel in a given period are not typically offset by increased revenue in that period and may not result in new revenue if these sales personnel fail to become productive. We expect to increase our investment in sales and marketing as we add new services, which will increase these expenses in absolute dollars. Over the long term, we believe that sales and marketing expenses as a percentage of revenue will decrease, but will vary depending upon the mix of revenue from new and existing customers, as well as changes in the productivity of our sales and marketing programs.

General and administrative expenses

General and administrative expenses consist primarily of personnel and related expenses for executive, legal, finance, information technology and human resources functions, including salaries, benefits, incentive compensation and share-based compensation expense, in addition to the costs associated with professional fees, insurance premiums, other corporate expenses and allocated overhead costs. We expect general and administrative expenses to increase in absolute dollars as we continue to incur additional personnel and professional services costs in order to support business growth as well as meeting the compliance requirements of operating as a public company, including those costs incurred in connection with Section 404 of the Sarbanes-Oxley Act, costs associated with the loss of our status as a foreign private issuer, and costs associated with acquisitions, funding transactions, the adoption of new accounting standards, including ASC 606, Revenue Recognition, and ASU 2016-02, Leases, among others. Over the long term, we believe that general and administrative expenses as a percentage of revenue will decrease.

Other income (expense)

Other income (expense) is comprised of the following items:

Interest income

Interest income includes interest income earned on our cash, cash equivalents and investments balances. We expect interest income to vary each reporting period depending on our average cash, cash equivalents and investments balances during the period and market interest rates.

Interest expense

Interest expense consists primarily of interest expense associated with our construction financing lease obligations, capital leases and our long-term debt.

Foreign exchange expense

Foreign exchange expense consists primarily of foreign exchange fluctuations related to short-term intercompany accounts and foreign currency exchange gains and losses related to transactions denominated in currencies other than the functional currency for each of our subsidiaries. We expect our foreign currency exchange gains and losses to continue to fluctuate in the future as foreign currency exchange rates change, however, we expect foreign currency exchange gains and losses could be less significant in the fiscal year ending March 31, 2019 as compared to the fiscal year ended March 31, 2018 due to the capitalization and repayment of certain intercompany balances during fiscal 2018.

Provision for income taxes

We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases for assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Our provision for income taxes for the three months ended June 30, 2018 and 2017 primarily relates to our South African entity.

Comparison of Period-to-Period Results of Operations

The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated:

	Three months ended June 30,
	2018	2017
	(in thousands)
Revenue	$78,404	$58,158
Cost of revenue	20,976	15,252
Gross profit	57,428	42,906
Operating expenses
Research and development	13,100	7,921
Sales and marketing	34,203	27,559
General and administrative	12,214	8,537
Total operating expenses	59,517	44,017
Loss from operations	(2,089)	(1,111)
Other income (expense)
Interest income	444	239
Interest expense	(527)	(31)
Foreign exchange expense and other, net	(441)	(540)
Total other income (expense), net	(524)	(332)
Loss before income taxes	(2,613)	(1,443)
Provision for income taxes	858	457
Net loss	$(3,471)	$(1,900)

The following table sets forth our condensed consolidated statements of operations data as a percentage of revenue for each of the periods indicated:

	Three months ended June 30,
	2018	2017
Revenue	100%	100%
Cost of revenue	27%	26%
Gross profit	73%	74%
Operating expenses
Research and development	17%	14%
Sales and marketing	44%	47%
General and administrative	16%	15%
Total operating expenses	76%	76%
Loss from operations	(3)%	(2)%
Other income (expense)
Interest income	1%	—%
Interest expense	(1)%	—%
Foreign exchange expense and other, net	(1)%	(1)%
Total other income (expense), net	(1)%	(1)%
Loss before income taxes	(3)%	(3)%
Provision for income taxes	1%	1%
Net loss	(4)%	(4)%

We have operations in jurisdictions other than the United States and generate revenue and incur expenditures in currencies other than the U.S. dollar. The following information shows the effect on certain components of our condensed consolidated statements of operations data for each of the periods indicated below based on a 10% increase or decrease in foreign currency exchange rates assuming that all foreign currency exchange rates move in the same direction at the same time:

	Three months ended June 30,
	2018	2017
	(in millions)
Cost of Revenue	$1.2	$0.9
Research and development	0.9	0.6
Sales and marketing	1.3	1.0
General and administrative	0.4	0.2

Comparison of the Three Months Ended June 30, 2018 and 2017

Revenue

	Three months ended June 30,		Period-to-period change
	2018	2017	Amount	% Change
	(dollars in thousands)
Revenue	$78,404	$58,158	$20,246	35%

Revenue increased $20.2 million in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase in revenue was primarily attributable to increases in new customers, including approximately 4,000 new customers added since June 30, 2017, a full quarter of revenue related to new customers added during the first quarter of fiscal 2017, and additional revenue from customers that existed as of June 30, 2017. Revenue for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was positively impacted by approximately $2.0 million primarily as a result of the weakening of the U.S. dollar relative to the British pound and South African rand.

Cost of Revenue

	Three months ended June 30,		Period-to-period change
	2018	2017	Amount	% Change
	(dollars in thousands)
Cost of revenue	$20,976	$15,252	$5,724	38%

Cost of revenue increased $5.7 million in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, which was primarily attributable to increases in personnel-related costs of $1.7 million, depreciation expense of $1.3 million, information technology and facilities costs of $0.9 million, amortization of intangibles of $0.7 million, data center costs of $0.5 million and professional services costs of $0.4 million. Cost of revenue for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was negatively impacted by approximately $0.6 million primarily as a result of the weakening of the U.S. dollar relative to the British pound. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount, depreciation expense increased primarily as a result of increased capital expenditures in support of our expanding infrastructure, information technology and facility costs is primarily a result of increased headcount, the increase in amortization of intangibles is primarily as a result of amortization of capitalized software and data center costs increased primarily as a result of the increase in our customer base.

As a result of changes in foreign exchange rates, gross profit increased in absolute dollars by approximately $1.4 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Excluding the impact of changes in foreign currency exchange rates, gross profit as a percentage of revenue remained consistent as costs related to supporting and hosting our product offerings and delivering our services are primarily incurred in the region in which the related revenue is recognized.

Operating Expenses

	Three months ended June 30,		Period-to-period change
	2018	2017	Amount	% Change
	(dollars in thousands)
Operating expenses:
Research and development	$13,100	$7,921	$5,179	65%
Sales and marketing	34,203	27,559	6,644	24%
General and administrative	12,214	8,537	3,677	43%
Total operating expenses	$59,517	$44,017	$15,500	35%

Research and development expenses

Research and development expenses increased $5.2 million in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, which was primarily attributable to increases in personnel-related costs of $3.1 million, share-based compensation expense of $0.6 million and information technology and facilities costs of $0.5 million. Total research and development expenses for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 were negatively impacted by approximately $0.6 million primarily as a result of the weakening of the U.S. dollar relative to the British pound. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount. Share-based compensation expense increased primarily as a result of share option grants since the prior year. Information technology and facility costs increased primarily as a result of increased headcount.

Sales and marketing expenses

Sales and marketing expenses increased $6.6 million in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, which was primarily attributable to increases in personnel-related costs of $2.1 million, information technology and facilities costs of $1.4 million, professional services costs of $1.0 million, share-based compensation expense of $0.9 million, travel and other costs of $0.7 million and marketing costs of $0.5 million. Total sales and marketing expenses for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 were negatively impacted by approximately $0.7 million primarily as a result of the weakening of the U.S. dollar relative to the British pound. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount. Information technology and facility costs increased primarily as a result of increased headcount.

General and administrative expenses

General and administrative expenses increased $3.7 million in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, which was primarily attributable to increases in personnel-related costs of $1.8 million, share-based compensation of $0.8 million, professional services of $0.6 million and information technology and facilities costs of $0.6 million. General and administrative expenses for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 were negatively impacted by approximately $0.2 million primarily as a result of the weakening of the U.S. dollar against the British pound. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount. Professional services increased primarily due to $0.7 million of acquisition-related costs.

Other Income (Expense)

	Three months ended June 30,		Period-to-period change
	2018	2017	Amount	% Change
	(dollars in thousands)
Other income (expense):
Interest income	$444	$239	$205	86%
Interest expense	(527)	(31)	(496)	nm
Foreign exchange expense and other, net	(441)	(540)	99	(18)%
Total other income (expense), net	$(524)	$(332)	$(192)	58%

nm—not meaningful

Other income (expense) changed $0.2 million in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, which was primarily attributable to an increase of $0.5 million in interest expense primarily due to interest expense associated with our construction financing lease obligations, partially offset by an increase in interest income on investments of $0.2 million.

Provision for Income Taxes

	Three months ended June 30,		Period-to-period change
	2018	2017	Amount	% Change
	(dollars in thousands)
Provision for income taxes	$858	$457	$401	88%

The provision for income taxes increased by $0.4 million in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase in the provision for income taxes is primarily attributable to increased earnings in our South African entity.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, investments and accounts receivable. The following table shows net cash provided by operating activities, net cash provided by (used in) investing activities, and net cash provided by financing activities for the three months ended June 30, 2018 and 2017:

	Three months ended June 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$16,634	$11,638
Net cash provided by (used in) investing activities	9,425	(7,761)
Net cash provided by financing activities	5,288	2,912

In November 2015, we raised net proceeds of $68.3 million in our initial public offering, or IPO. Prior to our IPO, we financed our operations primarily through private placements of equity and borrowings from our primary bank lender. In the years ended March 31, 2018 and 2017, we incurred operating losses of $7.0 million and $10.4 million, respectively. While we expect to generate an operating loss in the year ending March 31, 2019, we expect to continue to generate positive cash flows from operating activities. In the year ending March 31, 2019, we plan to continue to invest in the development and expansion of our Mime | OS™ platform to improve on our existing solutions and to provide more products and capabilities to our customers. We will also continue to invest in sales and marketing activities aimed at obtaining new customers and selling more services to our existing customers. Investments in capital expenditures in the year ended March 31, 2018 were $34.5 million of which $24.5 million related to the expansion of our grid architecture. We expect that with the exception of the $3.8 million we invested in the development of our German data centers, that this level of investment will be consistent in the year ending March 31, 2019.

As of June 30, 2018 and March 31, 2018, we had cash, cash equivalents and investments of $149.5 million and $137.2 million, respectively. Based on our current operating plan, we believe that our current cash and cash equivalents, investments and operating cash flows will be sufficient to fund our operations for at least the next twelve months. Our future capital requirements may vary materially from those planned and will depend on certain factors, such as, our growth and our operating results. If we require additional capital resources to grow our business or to acquire complementary technologies and businesses in the future, we may seek to sell additional equity or raise funds through debt financing or other sources. We may also seek to invest in or acquire complementary businesses, applications or technologies, any of which could also require us to seek additional equity or debt financing. We cannot provide assurance that additional financing will be available at all or on terms favorable to us. We had no material commitments for capital expenditures as of June 30, 2018 or March 31, 2018.

Borrowings and Credit Facility

On July 23, 2018, we entered into a credit agreement, or the Credit Agreement, by and among us, certain of our subsidiaries, as guarantors, certain financial institutions party thereto from time to time, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, or the Administrative Agent. The Credit Agreement provides us with a $100,000,000 senior secured term loan, and a $50,000,000 senior secured revolving credit facility, or collectively, the Credit Facility, which shall be available to fund working capital and for other corporate purposes, including to finance permitted acquisitions and investments. Interest under the Credit Facility accrues at a rate between LIBOR plus 1.375% and LIBOR plus 1.875%, based on the Company’s ratio of indebtedness to earnings before interest, taxes, depreciation, amortization and certain other adjustments, or Consolidated EBITDA. Based on this ratio, the current interest rate under the Credit Facility is LIBOR plus 1.625%. The term of the Credit Facility is five years, maturing on July 23, 2023. There is no existing debt being replaced by the Credit Facility.

The Credit Facility has financial covenants that require us to maintain a Consolidated Secured Leverage Ratio, commencing on September 30, 2018, of not more than 3.00 to 1.00 for the four consecutive fiscal quarter period ending on the last day of each fiscal quarter, or the Reference Period, with a step-up to 3.50 to 1.00 for any four-quarter period in which we consummate a permitted acquisition having an aggregate purchase price in excess of $25,000,000. We must also maintain a Consolidated Interest Expense Ratio of 3.00 to 1.00 commencing on September 30, 2018 and for each Reference Period thereafter. For purposes of the covenants, “Consolidated Secured Leverage Ratio” generally refers to the ratio of Consolidated Funded Debt that is secured by a lien on assets of us or our subsidiaries to Consolidated EBITDA. “Consolidated Funded Debt” generally refers to borrowed money, debt instruments, capital leases, deferred purchase price of property or services (excluding accounts payable in the ordinary course of business), and earn outs that are due and payable. “Consolidated Interest Expense Ratio” generally refers to the ratio of Consolidated EBITDA to cash interest expense with respect to indebtedness, with certain exclusions.

The Credit Agreement contains customary affirmative covenants for transactions of this type and other affirmative covenants agreed to by the parties, including, among others, the provision of annual and quarterly financial statements and compliance certificates, maintenance of property, insurance, compliance with laws and environmental matters. The Credit Agreement contains customary negative covenants, including, among others, restrictions on the incurrence of certain indebtedness, granting of liens, making investments and acquisitions, merger and consolidations, paying dividends, entering into affiliate transactions and asset sales. The Credit Agreement also provides for a number of customary events of default, including, among others, payment, bankruptcy, covenant, representation and warranty, change of control and judgment defaults.

All obligations under the Credit Agreement are unconditionally guaranteed by all of our material direct and indirect subsidiaries organized under the laws of the United States, the United Kingdom, the Bailiwick of Jersey, and other jurisdictions agreed to us and the Administrative Agent, with certain exceptions. These guarantees are secured by substantially all of the present and future property and assets of the guarantors, with certain exclusions.

Operating Activities

For the three months ended June 30, 2018, cash provided by operating activities was $16.6 million. The primary factors affecting our operating cash flows during the period were our net loss of $3.5 million, adjusted for non-cash items of $6.9 million for depreciation and amortization of our property, equipment and intangible assets, $5.2 million of share-based compensation expense and $1.4 million in amortization of deferred contract costs. The primary drivers of the changes in operating assets and liabilities were a $6.1 million decrease in accounts receivable, a $2.5 million increase in deferred revenue and a $1.6 million decrease in prepaid expenses and other current assets, partially offset by a $3.8 million increase in deferred contract costs.

For the three months ended June 30, 2017, cash provided by operating activities was $11.6 million. The primary factors affecting our operating cash flows during the period were our net loss of $1.9 million, adjusted for non-cash items of $3.6 million for depreciation and amortization of our property, equipment and intangible assets, $2.6 million of share-based compensation expense and $0.4 million in unrealized foreign currency losses on foreign denominated transactions, primarily intercompany balances. The primary drivers of the changes in operating assets and liabilities were a $4.4 million decrease in accounts receivable, a $2.2 million increase in deferred revenue and a $1.3 million increase in accounts payable, partially offset by a $1.6 million decrease in accrued expenses and other liabilities.

Investing Activities

Cash provided by investing activities of $9.4 million for the three months ended June 30, 2018 consisted of $17.0 million in maturities of investments, partially offset by $7.6 million in purchases of property, equipment and capitalized software. Cash used in investing activities of $7.8 million for the three months ended June 30, 2017 consisted of $15.5 million in purchases of investments and $7.7 million in purchases of property, equipment and capitalized software partially offset by $15.5 million in maturities of investments.

Our capital expenditures in each period were primarily associated with computer equipment and software purchased in support of our expanding infrastructure. Additionally, in the three months ended June 30, 2018, we had purchases of $0.7 million in leasehold improvements and office equipment related to the fit-out of our new facilities.

Financing Activities

Cash provided by financing activities of $5.3 million for the three months ended June 30, 2018 was due to proceeds from issuance of ordinary shares of $5.9 million partially offset by payments on construction financing lease obligations of $0.4 million and payments on capital lease obligations of $0.2 million.

Cash provided by financing activities of $2.9 million for the three months ended June 30, 2017 was due primarily to proceeds from exercises of share options of $3.4 million partially offset by payments on debt of $0.5 million.

Net Operating Loss Carryforwards and Income Tax Credits

As of June 30, 2018, we had net operating loss carryforwards in the U.K., U.S. federal and state, Australia, and Germany.  U.S. federal net operating losses generated through the fiscal year ending March 31, 2017 expire at various dates through 2037 while U.S. federal net operating losses generating after March 31, 2017 do not expire.  The U.S. state net operating loss carryforwards expire at various dates through 2038. Net operating loss carryforwards in the U.K., Australia and Germany do not expire. As of June 30, 2018, we had a U.K. income tax credit carryforward that does not expire.

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

Off-Balance Sheet Arrangements

Up to and including the three months ended June 30, 2018, we have not had any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As a result, we are not exposed to related financing, liquidity, market or credit risks that could arise if we had engaged in those types of arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency rates, although we also have some exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound and South African rand. Percentage of revenue and expenses in foreign currency is as follows:

	Three months ended June 30,
	2018	2017
Revenues generated in locations outside the United States	52%	50%
Revenues in currencies other than the United States dollar	50%	48%
Expenses in currencies other than the United States dollar	47%	46%

Percentages of revenue and expenses denominated in foreign currency are as follows:

	Three months ended June 30, 2018
	Revenues	Expenses
British pound	29%	33%
South African Rand	15%	5%
Other currencies	6%	9%
Total	50%	47%

	Three months ended June 30, 2017
	Revenues	Expenses
British pound	29%	35%
South African Rand	15%	5%
Other currencies	4%	6%
Total	48%	46%

As of June 30, 2018 and March 31, 2018, we had $30.0 million and $35.3 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements. As of June 30, 2018 and March 31, 2018, we had $15.6 million and $20.4 million, respectively, of cash denominated in currencies other than the U.S. dollar. As of June 30, 2018, cash denominated in British pounds and South African rand was $7.4 million and $6.3 million, respectively. As of March 31, 2018, cash denominated in British pounds and South African rand was $6.0 million and $10.7 million, respectively.

In addition, although our foreign subsidiaries have intercompany accounts that are eliminated upon consolidation, these accounts expose us to foreign currency exchange rate fluctuations. Exchange rate fluctuations on short-term intercompany accounts are recorded in our condensed consolidated statements of operations under “foreign exchange expense and other, net.”

Currently, our largest foreign currency exposures are the British pound and South African rand. Relative to foreign currency exposures existing at June 30, 2018, significant movements in foreign currency exchange rates may expose us to significant losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the three months ended June 30, 2018, we estimate that a 10% unfavorable movement in foreign currency exchange rates against the U.S. dollar would have decreased revenue by $3.9 million, decreased expenses by $3.7 million and would have increased our loss from operations by $0.2 million. For the three months ended June 30, 2017, we estimate that a 10% decrease in foreign currency exchange rates against the U.S. dollar would have decreased revenue by $2.8 million, decreased expenses by $2.7 million and have an impact of $0.1 million on our loss from operations. The estimates used assume that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. All of the potential changes noted above are based on sensitivity analyses performed on our financial results as of June 30, 2018 and 2017.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments primarily consist of short-term investments and money market funds. As of June 30, 2018 and March 31, 2018, we had cash, cash equivalents and investments of $149.5 million and $137.2 million, respectively. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

We entered into the Credit Agreement in July 2018. The Credit Agreement provides us with a $100,000,000 senior secured term loan, and a $50,000,000 senior secured revolving credit facility. Interest under the Credit Facility accrues at a rate between LIBOR plus 1.375% and LIBOR plus 1.875%. We estimate that a 10% increase in the LIBOR rate would result in approximately $0.2 million of additional annual interest expense under the Credit Facility.

Item 4. Controls and Procedures.

(a)Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)Changes in Internal Control over Financial Reporting.

During the quarter ended June 30, 2018, we implemented certain internal controls in connection with our adoption of ASC 606. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

Risks Related to Our Business and Our Industry

If we are unable to attract new customers and retain existing customers, our business and results of operations will be affected adversely.

To succeed, we must continue to attract new customers and retain existing customers who desire to use our security, continuity and archiving offerings. Acquiring new customers is a key element of our continued success, growth opportunity and future revenue. We will continue to invest in a direct sales force combined with a focused channel strategy designed to serve the various requirements of small, mid-market and large enterprises and to bring new customers onto our cloud architecture. Any failures by us to execute in these areas will negatively impact our business.  The rate at which new and existing customers purchase our products depends on a number of factors, including those outside of our control. For example, in the fiscal year ended March 31, 2017, we benefited from the decision by Intel Corporation to end-of-life its McAfee MX Logic email protection product.  Our future success also depends on retaining our current customers at acceptable retention levels. Our retention rates may decline or fluctuate as a result of a number of factors, some of which may be outside our control, including competition, customers’ budgeting and spending priorities, and overall general economic conditions. If our customers do not renew their subscriptions for our products and services, our revenue would decline and our business would suffer. In future periods, our total customers and revenue could decline or grow more slowly than we expect

If we are unable to sell additional services and features to our existing customers, our future revenues and operating results will be harmed.

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

In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions with us when the existing subscription term expires. Although the majority of our customer contracts include auto-renew provisions, our customers have no obligation to renew their subscriptions upon expiration, and we cannot provide assurance that customers will renew subscriptions at the same or higher level of service, if at all. For each of the fiscal periods ended June 30, 2018, 2017 and 2016, our customer retention rate has been consistently greater than 90%. We calculate customer retention rate as the percentage of paying customers on the last day of the relevant period in the prior year who remain paying customers on the last day of the relevant period in the current year. The rate of customer renewals may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction or dissatisfaction with our solutions, the effectiveness of our customer support services, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, or reductions in our customers’ spending levels. If our customers do not renew their subscriptions, or renew on less favorable terms, our revenue may decline, and we may not realize improved operating results from our customer base.

The markets in which we participate are highly competitive, with several large established competitors, and our failure to compete successfully would make it difficult for us to add and retain customers and would reduce or impede the growth of our business.

Our market is large, highly competitive, fragmented and subject to rapidly evolving technology, shifting customer needs and frequent introductions of new products and services. We currently compete with companies that offer products that target email and data security, continuity and archiving, as well as large providers such as Google Inc. and Microsoft Corporation, which offer functions and tools as part of their core mailbox services that may be, or be perceived to be, similar to ours. Our current and potential future competitors include: Barracuda Networks, Inc., Google, Microsoft Exchange Online Protection, Proofpoint, Inc., Symantec Corporation and Cisco Systems Inc., in security; Dell EMC, Microsoft Office 365®, Veritas Technologies LLC and Barracuda in archiving; and KnowBe4, Inc., Cofense Inc., and Wombat Security, a division of Proofpoint, in security awareness training. We expect competition to increase in the future from both existing competitors and new companies that may enter our markets. Additionally, some potential customers, particularly large enterprises, may elect to develop their own internal products. If two or more of our competitors were to merge or partner with one another, the change in the competitive landscape could reduce our ability to compete effectively. Our continued success and growth depends on our ability to out-perform our competitors at the individual service level as well as increasing demand for a unified service infrastructure. We cannot guarantee that we will out-perform our competitors at the product level or that the demand for a unified service technology will increase.

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

Laws and regulations related to the provision of services on the Internet are increasing, as federal, state and foreign governments continue to adopt new laws and regulations addressing data privacy and the collection, processing, storage and use of personal information. For example, in the United States, these include laws and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Graham-Leach-Bliley Act of 1999, or Gramm-Leach-Bliley, and state breach notification and data privacy laws, as well as regulator enforcement positions and expectations reflected in federal and state regulatory actions, settlements, consent decrees and guidance documents. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal frameworks with which we, or our customers, must comply, including the European Union Data Protection Directive 95/46/EC, or the Directive, established in the European Union, or EU, and local EU Member State legislation implementing the Directive, such as the Data Protection Act in the United Kingdom.  Most recently, the EU adopted the EU General Data Protection Regulation, or GDPR, which became effective on May 25, 2018 and replaced the Data Protection Directive 95/46/EC. The GDPR applies to any company established in the European Union as well as to those outside the European Union if they collect and use personal data in connection with the offering of goods or services to individuals in the European Union or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. Under the GDPR, fines of up to 20,000,000 Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, may be imposed. Given the breadth and depth of changes in data protection obligations, complying with its requirements has caused us to expend significant resources and such expenditures are likely to continue into the near future as we respond to new interpretations and enforcement actions that may follow the effective date of the regulation and as we continue to negotiate data processing agreements with our customers and business partners.

To facilitate and legitimize the transfer of both customer and personnel data from the European Union to the United States, in the past we have relied on the EU-U.S. Safe Harbor Framework, which required U.S.-based companies to provide assurance that they were adhering to relevant European standards for data protection. On October 6, 2015, the Court of Justice of the European Union invalidated the EU-U.S. Safe Harbor Framework. On February 2, 2016, the U.S. and European Union announced agreement on a new framework for transatlantic data flows entitled the EU-U.S. Privacy Shield and we self-certified under the EU-US Privacy Shield framework in March 2018. However, the Privacy Shield continues to be subject to legal challenges and, as a result, there is some uncertainty regarding its future validity and our ability to rely on it for European to US data transfers.  If the Privacy Shield is ultimately invalidated, we will be required to identify and implement alternative solutions to ensure that we are in compliance with European data transfer requirements.  If we fail to comply fully with European privacy laws, European Union data protection authorities might impose upon us a number of different sanctions, including fines and restrictions on transfers.

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

In order to grow our business, we anticipate that we will continue to depend on our relationships with our channel partners who we rely on, in addition to our direct sales force, to sell and support our services. In our fiscal period ended June 30, 2018, while no individual channel partner accounted for 10% or more of our sales, in the aggregate, our channel partners accounted for 70% of our sales. We expect that sales to channel partners will continue to account for a substantial portion of our revenue for the foreseeable future. We utilize channel partners to efficiently increase the scale of our marketing and sales efforts, increasing our market penetration to customers which we otherwise might not reach on our own. Our ability to achieve revenue growth in the future will depend, in part, on our success in maintaining successful relationships with our channel partners.

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

As part of our business growth strategy and in order to remain competitive, we may acquire, or make investments in, complementary companies, products or technologies. For example, in fiscal 2017, we acquired substantially all of the business of iSheriff, Inc., a cloud security provider, and in fiscal 2018, we acquired machine learning-based malware detection technology. In July 2018, we acquired Ataata, Inc., a security awareness training provider, and Solebit LABS, Ltd., an Israeli-based developer of security software. Notwithstanding these recent acquisitions, our acquisition experience to date remains limited, and as a result, our ability as an organization to acquire and integrate other companies, products or technologies, particularly when the acquired entities are located in geographies where we have not previously done business, such as Israel, in a successful manner is unproven. We may not be able to find suitable acquisition targets, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by our customers, analysts and investors. In addition, if we are unsuccessful at integrating such acquisitions or the technologies associated with such acquisitions, our revenue and results of operations could be adversely affected. In addition, while we will make significant efforts to address any information technology security issues with respect to any acquisitions, we may still inherit such risks when we integrate the acquired products, technology and systems. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquired business, including accounting charges. We may have to pay cash, incur debt, such as the Credit Facility, or issue equity securities to pay for any such acquisitions, each of which could adversely affect our financial condition or the value of our ordinary shares. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. See The terms of our Credit Facility require us to comply with certain financial covenants and impose restrictions on our business and operations, which creates default risks and reduces our flexibility below.

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

We have incurred losses in each period since our inception in 2003 up through our fiscal year ended March 31, 2018, with the exception of our fiscal year ended March 31, 2015 in which we generated net income of $0.3 million. In our fiscal periods ended June 30, 2018 and 2017, we incurred a net loss of $3.5 million and $1.9 million, respectively. As of June 30, 2018, we had an accumulated deficit of $80.1 million. We have been growing rapidly, and, as we do so, we incur significant sales and marketing, support and other related expenses. Our ability to achieve and sustain profitability will depend in significant part on our obtaining new customers, expanding our existing customer relationships and ensuring that our expenses, including our sales and marketing expenses and the cost of supporting new customers, does not exceed our revenue. We also expect to make significant expenditures and investments in research and development to expand and improve our services and technical infrastructure. In addition, as a public company, we expect to continue to incur significant legal, accounting and other expenses that we did not incur prior to our initial public offering in November 2015. These increased expenditures may make it harder for us to achieve and maintain profitability and we cannot predict when we will achieve sustained profitability, if at all. We also may incur losses in the future for a number of other unforeseen reasons. Accordingly, we may not be able to maintain profitability, once achieved, and we may incur losses in the foreseeable future.

We are subject to a number of risks associated with global sales and operations.

We operate a global business with offices located in the United States, the United Kingdom, South Africa, Australia and Germany. In the fiscal period ended June 30, 2018, we generated 48% of our revenue from the United States, 31% from the United Kingdom, 15% from South Africa and 6% from the rest of the world. As a result, our sales and operations are subject to a number of risks and additional costs, including the following:

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

For example, in June 2016, the United Kingdom held a referendum in which a majority of voters approved an exit from the European Union, or Brexit, and in March 2017, the United Kingdom formally notified the European Union of its intention to withdraw from the European Union. A two-year period has now commenced during which the United Kingdom and the European Union will negotiate the future terms of the United Kingdom's relationship with the European Union, including, among other things, the terms of trade between the United Kingdom and the European Union. Brexit may affect our results of operations in a number of ways, including increasing currency exchange risk, generating instability in the global financial markets or negatively impacting the economies of the United Kingdom or Europe.  In addition, because of our significant presence in the United Kingdom, it is possible that Brexit may require us to restructure some or all of our operations. The long-term effects of Brexit will depend in part on any agreements the United Kingdom makes to retain access to markets in the European Union following the withdrawal from the European Union. In addition, we expect that Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replicate or replace. These and other factors could harm our ability to generate future global revenue and, consequently, materially impact our business, results of operations and financial condition.

These and other factors could harm our ability to generate future global revenue and, consequently, materially impact our business, results of operations and financial condition.

Fluctuations in currency exchange rates could adversely affect our business.

Our functional currency and that of our subsidiaries is the local currency of each entity and our reporting currency is the U.S. dollar. In our fiscal period ended June 30, 2018, 50% of our revenue was denominated in U.S. dollars, 29% in British pounds, 15% in South African rand and 6% in other currencies. Given that our functional currency and that of our subsidiaries is the local currency of each entity, but our reporting currency is the U.S. dollar, fluctuations in currency exchange rates between the U.S. dollar, the British pound, the South African rand and the Australian dollar could materially and adversely affect our business. There may be instances in which costs and revenue will not be matched with respect to currency denomination. We estimate that a 10% increase or decrease in the value of the British pound against the U.S. dollar would have increased or decreased our loss from operations by approximately $1.5 million in our fiscal period ended June 30, 2018 and that a 10% increase or decrease in the value of the South African rand against the U.S. dollar would have decreased or increased our loss from operations by approximately $0.9 million in our fiscal period ended June 30, 2018. To date, we have not entered into any currency hedging contracts. As a result, to the extent we continue our expansion on a global basis, we expect that increasing portions of our revenue, cost of revenue, assets and liabilities will be subject to fluctuations in currency valuations. We may experience economic loss and a negative impact on earnings or net assets solely as a result of currency exchange rate fluctuations.

Brexit may continue to have a significant impact on currency exchange rates and the global and European economy generally. The outcome of the referendum caused volatility in global stock markets and foreign currency exchange rate fluctuations, including the strengthening of the U.S. dollar against the British pound and the euro, which may continue or worsen as the outcome of the negotiations between the United Kingdom and the European Union becomes clear.

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

We invested 17%, 14% and 12% of our revenue in research and development in our fiscal periods ended June 30, 2018, 2017 and 2016, respectively. We expect to continue to dedicate significant financial and other resources to our research and development efforts in order to maintain our competitive position. However, investing in research and development personnel, developing new services and enhancing existing services is expensive and time-consuming, and there is no assurance that such activities will result in significant new marketable services, enhancements to existing services, design improvements, cost savings, revenue or other expected benefits. If we spend significant time and effort on research and development and are unable to generate an adequate return on our investment, our business and results of operations may be materially and adversely affected.

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

The terms of our Credit Facility require us to comply with certain financial covenants and impose restrictions on our business and operations, which creates default risks and reduces our flexibility.

In July 2018, we, together with certain of our subsidiaries as guarantors, entered into a Credit Agreement with certain financial institutions, as lenders, and the Administrative Agent.  The Credit Agreement provides us with a $100,000,000 senior secured term loan, and a $50,000,000 senior secured revolving credit facility. The Credit Agreement requires compliance with significant financial and non-financial covenants, including affirmative covenants relating to the provision of annual and quarterly financial statements and compliance certificates, maintenance of property, insurance, compliance with laws and environmental matters and negative covenants, including, among others, restrictions on the incurrence of certain indebtedness, granting of liens, making investments and acquisitions, merger and consolidations, paying dividends, entering into affiliate transactions and asset sales. The Credit Agreement also provides for a number of events of default, including, among others, payment, bankruptcy, covenant, representation and warranty, change of control and judgment defaults.

As a result of the negative covenants, we may be restricted from engaging in business or operating activities that may otherwise improve our business or from financing future operations or capital needs. Failure to comply with the covenants, including the financial covenants, if not cured or waived, could result in an event of default that could trigger acceleration of our indebtedness, which would require us to repay all amounts owing under our Credit Facility and could have a material adverse impact on our business. We cannot be certain that our future operating results will be sufficient to ensure compliance with the financial covenants in our Credit Agreement or to remedy any defaults. In addition, in the event of any event of default and related acceleration, we may not have or be able to obtain sufficient funds to make any accelerated payments.

If we need to raise additional capital to expand our operations and invest in new technologies in the future and cannot raise it on acceptable terms or at all, our ability to compete successfully may be harmed.

We believe that our existing cash and cash equivalents together with available capacity under our Credit Facility will be sufficient to meet our anticipated cash requirements for at least the next twelve months. However, unforeseen circumstances may arise which may mean that we may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all, or because of restrictions in our Credit Facility. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests and the value of our ordinary shares could decline. If we engage in additional debt financing, we may be required to accept terms that are more restrictive than the terms currently applicable to us under the Credit Facility. If we need additional capital and cannot raise it on acceptable terms, if at all, we may not be able to, among other things:

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

Our success and ability to compete depend in part on our intellectual property. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. As of June 30, 2018, we have 12 patents issued and 17 patent applications pending in the United States. We also have 5 patents issued and 5 patent applications pending for examination in non-U.S. jurisdictions. We may not be able to obtain any further patents, and our pending applications may not result in the issuance of patents. We have issued patents and pending patent applications outside the United States, and we may have to expend significant resources to obtain additional patents as we expand our international operations due to the cost of monitoring and protecting our rights across multiple jurisdictions.

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

Risks Related to Our Ordinary Shares and Our Organization in Jersey

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

We have filed with the SEC a Registration Statement on Form F-3, commonly referred to as a “shelf registration,” that permits us to sell in a registered offering up to $50 million of our securities at our discretion.  The shelf registration was declared effective by the SEC in March 2017.  While we have no current plans to conduct an offering of securities under the shelf registration statement, our plans could change at any time. In addition, the shelf registration statement also covers the registration of ordinary shares held by certain of our existing shareholders.  By agreement, these shareholders are entitled to demand that we register their shares under the Securities Act of 1933, as amended, or the Securities Act, for resale into the public markets and they could exercise their rights by requiring that we initiate an offering under the shelf registration statement.

In addition to our current shareholders’ registration rights and our existing shelf registration statement, as of June 30, 2018, we had outstanding options and unvested restricted share units to purchase 7,588,365 shares under our equity incentive plans and had an additional 6,849,866 shares available for future grant.

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

Our ability to use our net operating loss or tax credit carry forwards may be subject to limitation.

As of June 30, 2018, we had net operating loss carryforwards in the U.K., U.S. federal and state, Australia, and Germany.  U.S. federal net operating losses generated through the fiscal year ending March 31, 2017 expire at various dates through 2037 while U.S. federal net operating losses generating after March 31, 2017 do not expire.  The U.S. state net operating loss carryforwards expire at various dates through 2038. Net operating loss carryforwards in the U.K., Australia and Germany do not expire. As of June 30, 2018, we had a UK income tax credit carryforward that does not expire.

Each jurisdiction in which we operate may have its own limitations on our ability to utilize net operating loss or tax credit carryforwards generated in that jurisdiction that may increase our U.K. and/or foreign income tax liability.

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

Certain of our directors and executive officers are not residents of the United States, and all or a substantial portion of the assets of such persons are located outside the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons or to enforce against them judgments obtained in U.S. courts predicated upon the civil liability provisions of the federal securities laws of the United States.

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

Item 6. Exhibits.

The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit List on the following page.

EXHIBIT LIST

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date (mm/dd/yyyy)

2.1	Share Purchase Agreement dated as of July 31, 2018 by and among Mimecast Services Limited, Solebit LABS Ltd., the shareholders of Solebit LABS Ltd. and Shareholder Representative Services LLC, as the Representative	8-K	001-37637	2.1	07/31/2018

3.1	Memorandum and Articles of Association of the Registrant	F-1/A	333-207454	3.2	11/06/2015

4.1	Specimen certificate evidencing ordinary shares of the Registrant	F-1/A	333-207454	4.1	11/06/2015
4.2	Subscription and Shareholders’ Agreement, dated September 18, 2012, by and among Mimecast UK and the other parties thereto	F-1	333-207454	4.2	10/16/2015

4.3	Shareholders Agreement, dated November 5, 2015, by and among the Registrant, Mimecast UK and the other parties thereto	F-1/A	333-207454	4.2.1	11/06/2015

4.4	Registration Rights Agreement, dated September 18, 2012, by and among Mimecast UK and the other parties thereto	F-1	333-207454	4.3	10/16/2015

4.5	Registration Rights Agreement, dated November 5, 2015, by and among the Registrant, Mimecast UK and the other parties thereto	F-1/A	333-207454	4.3.1	11/06/2015

10.1	Form of Indemnification Agreement	F-1	333-207454	10.1	10/16/2015

10.2#	Mimecast UK 2007 Key Employee Share Option Plan and Form of Share Option Agreement	F-1	333-207454	10.6	10/16/2015

10.3#	Mimecast UK 2010 EMI Share Option Scheme	F-1	333-207454	10.7	10/16/2015

10.4#	Mimecast UK Approved Share Option Plan and Form of Share Option Certificate	F-1	333-207454	10.8	10/16/2015

10.5#	Mimecast Limited 2015 Share Option and Incentive Plan	F-1/A	333-207454	10.9	11/06/2015

10.6#	German Sub-Plan to the Mimecast Limited 2015 Share Option and Incentive Plan	10-K	001-37637	10.6	05/29/2018

10.7#	Form of Agreements under the Mimecast Limited 2015 Share Option and Incentive Plan	10-K	001-37637	10.7	05/29/2018

10.8#	Mimecast Limited 2015 Employee Share Purchase Plan	F-1/A	333-207454	10.10	11/06/2015

10.9#	German Sub-Plan to the Mimecast Limited 2015 Employee Share Purchase Plan	10-K	001-37637	10.9	05/29/2018

10.10	Third Amended and Restated Loan Agreement, dated May 22, 2015, by and among Mimecast Services Limited, Mimecast North America, Inc. and Silicon Valley Bank, as amended	F-1	333-207454	10.5	10/16/2015

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date (mm/dd/yyyy)
10.11	Amendment Letter and Confirmation, dated November 13, 2015, by and among Mimecast Services Limited, Mimecast North America, Inc. and Silicon Valley Bank	F-1/A	333-207454	10.5.1	11/06/2015

10.12	Underlease, dated August 7, 2013, by and between Mimecast Services Limited and Sands Service Company (No.2)	F-1	333-207454	10.2	10/16/2015

10.13	Lease, dated November 12, 2012, by and between Mimecast North America, Inc. and Farley White Aetna Mills, LLC	F-1	333-207454	10.3	10/16/2015

10.14	First Amendment to Lease, dated October 19, 2015, by and between Mimecast North America, Inc. and Riverworks Watertown Holdings, LLC (as successor in interest to Farley White Aetna Mills, LLC)	20-F	001-37637	4.9.1	05/25/2016

10.15	Second Amendment to Lease dated as of May 26, 2017 by and between Mimecast North America, Inc. and Whetstone Riverworks Holdings, LLC (as successor in interest to Riverworks Watertown Holdings, LLC and Farley White Aetna Mills, LLC)	10-K	001-37637	10.15	05/29/2018

10.16	Agreement of Lease, dated June 24, 2013, by and between Mimecast South Africa (Pty) Ltd and City Square Trading 522 (Pty) Ltd	F-1	333-207454	10.4	10/16/2015

10.17	Lease dated February 17, 2017 by and between Mimecast North America, Inc. and 191 Spring Street Trust	20-F	001-37637	4.11	05/26/2017

10.18	Underlease dated April 21, 2017 by and between Simmons & Simmons LLP, Mimecast Services Limited and Mimecast Limited	20-F	001-37637	4.12	05/26/2017

10.19	Lease Agreement dated January 4, 2013 between PCPI UT Owner, LP, as successor-in-interest, and Mimecast North America, Inc., as amended by Amendment No. 1 dated March 24, 2016 and Amendment No. 2 dated April 18, 2017	20-F	001-37637	4.13	05/26/2017

10.20	Agreement for Lease dated as of January 2, 2018 by and between Bluebutton Developer Company (2012) Limited, Bluebutton Properties UK Limited, B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited, and the Company, and the related Underleases	10-K	001-37637	10.20	05/29/2018
10.21#	Amended and Restated Employment Agreement dated as of September 2, 2015 between Mimecast North America, Inc. and Peter C. Bauer	10-K	001-37637	10.21	05/29/2018
10.22#	Service Agreement dated as of 22 December 2009 between Mimecast UK Limited (formerly Mimecast Limited) and Neil Murray, as amended by that certain Deed of Amendment dated as of June 12, 2015	10-K	001-37637	10.22	05/29/2018

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date (mm/dd/yyyy)
10.23#	Employment Agreement dated as of June 12, 2015 between Mimecast North America, Inc. and Peter Campbell	10-K	001-37637	10.23	05/29/2018
10.24#	Offer Letter dated July 9, 2015 between Mimecast North America, Inc. and Edward Jennings	10-K	001-37637	10.24	05/29/2018
10.25#	Offer Letter dated July 22, 2016 between Mimecast North America, Inc. and Robert P. Nault	10-K	001-37637	10.25	05/29/2018
10.26#	Offer Letter dated October 12, 2017 between Mimecast North America, Inc. and Janet Bishop Levesque	10-K	001-37637	10.26	05/29/2018
10.27#	Mimecast Limited Executive Incentive Plan – FY2019	10-K	001-37637	10.27	05/29/2018
10.28#	Amendment to Employment Agreement dated as of July 23, 2018, by and between Mimecast North America, Inc. and Peter Campbell.	8-K	001-37637	10.10	07/24/2018
10.29	Credit Agreement dated as of July 23, 2018, by and among Mimecast Limited, certain of Mimecast Limited’s subsidiaries party thereto, as guarantors, certain financial institutions party thereto from time to time, as Lenders, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-37637	10.1	07/24/2018
10.30	Pledge and Security Agreement dated as of July 23, 2018, by and among Mimecast UK Limited, the Grantors (as defined in the Pledge and Security Agreement) and JPMorgan Chase Bank, N.A., as administrative agent to the Lenders party to the Credit Agreement.	8-K	001-37637	10.2	07/24/2018
10.31	Trademark Security Agreement dated as of July 23, 2018, by and among Ataata, Inc., Mimecast Services Limited, in favor of JPMorgan Chase Bank, N.A., as administrative agent to the Lenders party to the Credit Agreement.	8-K	001-37637	10.3	07/24/2018
10.32	Patent Security Agreement dated as of July 23, 2018, by and between Mimecast Services Limited, in favor of JPMorgan Chase Bank, N.A., as administrative agent to the Lenders party to the Credit Agreement.	8-K	001-37637	10.4	07/24/2018
10.33	Security Agreement dated as of July 23, 2018 by and between Mimecast UK Limited, Mimecast Services Limited, Mimecast USD Limited, Mimecast Development Limited, as the original chargors, and JPMorgan Chase Bank, N.A., as the collateral agent.	8-K	001-37637	10.5	07/24/2018
10.34	Security Interest Agreement dated as of July 23, 2018, between Mimecast Limited and JPMorgan Chase Bank, N.A., as the administrative agent.	8-K	001-37637	10.6	07/24/2018
10.35	Security Interest Agreement dated as of July 23, 2018, between Mimecast Offshore Limited and JPMorgan Chase Bank, N.A., as the administrative agent.	8-K	001-37637	10.7	07/24/2018

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date (mm/dd/yyyy)
10.36	Security Interest Agreement dated as of July 23, 2018, between Mimecast Services Limited and JPMorgan Chase Bank, N.A., as the administrative agent.	8-K	001-37637	10.8	07/24/2018
10.37	Security Interest Agreement dated as of July 23, 2018, between Mimecast UK Limited and JPMorgan Chase Bank, N.A., as the administrative agent.	8-K	001-37637	10.9	07/24/2018

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*@	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*@	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
@

Furnished herewith. The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: August 9, 2018	By:	/s/ Peter Bauer
Peter Bauer
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2018	By:	/s/ Peter Campbell
Peter Campbell
Chief Financial Officer (Principal Financial and Accounting Officer)