Form 10-Q
period 2018-12-31
Mimecast Ltd
filed 2019-02-11
CIK 1644675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

As of January 31, 2019, the registrant had 60,421,822 shares of ordinary shares, $0.012 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MIMECAST LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	As of December 31,	As of March 31,
	2018	2018
Assets
Current assets
Cash and cash equivalents	$135,684	$78,339
Short-term investments	20,951	58,871
Accounts receivable, net	64,583	65,392
Deferred contract costs, net	7,036	—
Prepaid expenses and other current assets	14,017	15,302
Total current assets	242,271	217,904

Property and equipment, net	145,237	123,822
Intangible assets, net	27,930	9,819
Goodwill	100,611	5,631
Deferred contract costs, net of current portion	24,398	—
Other assets	2,430	1,222
Total assets	$542,877	$358,398

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$7,289	$6,052
Accrued expenses and other current liabilities	39,593	33,878
Deferred revenue	137,018	123,057
Current portion of capital lease obligations	1,171	1,125
Current portion of long-term debt	3,438	—
Total current liabilities	188,509	164,112

Deferred revenue, net of current portion	11,593	18,045
Long-term capital lease obligations	1,638	2,390
Long-term debt	93,982	—
Construction financing lease obligations	88,240	67,205
Other non-current liabilities	6,058	4,954
Total liabilities	390,020	256,706

Commitments and contingencies (Note 15)

Shareholders' equity
Ordinary shares, $0.012 par value, 300,000,000 shares authorized; 60,349,921 and 58,949,644 shares issued and outstanding as of December 31, 2018 and March 31, 2018, respectively	724	707
Additional paid-in capital	244,677	212,839
Accumulated deficit	(81,702)	(106,507)
Accumulated other comprehensive loss	(10,842)	(5,347)
Total shareholders' equity	152,857	101,692
Total liabilities and shareholders' equity	$542,877	$358,398

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIMECAST LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017
Revenue	$87,611	$67,272	$248,184	$188,496
Cost of revenue	23,258	17,728	66,172	49,523
Gross profit	64,353	49,544	182,012	138,973
Operating expenses
Research and development	14,693	10,005	41,950	26,188
Sales and marketing	34,463	31,190	103,371	88,904
General and administrative	13,625	9,478	38,287	26,629
Restructuring	—	—	(170)	—
Total operating expenses	62,781	50,673	183,438	141,721
Income (loss) from operations	1,572	(1,129)	(1,426)	(2,748)
Other income (expense)
Interest income	653	301	1,640	854
Interest expense	(1,961)	(56)	(4,056)	(156)
Foreign exchange income (expense) and other, net	705	(864)	762	(2,059)
Total other income (expense), net	(603)	(619)	(1,654)	(1,361)
Income (loss) before income taxes	969	(1,748)	(3,080)	(4,109)
Provision for income taxes	511	845	1,991	1,723
Net income (loss)	$458	$(2,593)	$(5,071)	$(5,832)

Net income (loss) per ordinary share
Basic	$0.01	$(0.05)	$(0.08)	$(0.10)
Diluted	$0.01	$(0.05)	$(0.08)	$(0.10)
Weighted-average number of ordinary shares outstanding
Basic	60,141	57,505	59,707	56,944
Diluted	62,537	57,505	59,707	56,944

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIMECAST LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017
Net income (loss)	$458	$(2,593)	$(5,071)	$(5,832)
Other comprehensive (loss) income:
Net unrealized (losses) gains on investments, net of tax	(10)	101	86	44
Change in foreign currency translation adjustment	(3,719)	1,959	(5,581)	1,595
Reclassification of cumulative translation adjustment to net loss upon liquidation of subsidiaries, net of tax	—	—	—	188
Total other comprehensive (loss) income	(3,729)	2,060	(5,495)	1,827
Comprehensive loss	$(3,271)	$(533)	$(10,566)	$(4,005)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIMECAST LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended December 31,
	2018	2017
Operating activities
Net loss	$(5,071)	$(5,832)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,043	12,578
Share-based compensation expense	18,486	8,698
Amortization of deferred contract costs	4,530	—
Amortization of debt issuance costs	239	—
Other non-cash items	(365)	192
Unrealized currency loss on foreign denominated transactions	183	1,427
Changes in assets and liabilities:
Accounts receivable	(2,966)	(7,451)
Prepaid expenses and other current assets	630	(627)
Deferred contract costs	(13,594)	—
Other assets	(1,314)	42
Accounts payable	2,460	760
Deferred revenue	20,574	19,717
Accrued expenses and other liabilities	2,072	2,121
Net cash provided by operating activities	47,907	31,625
Investing activities
Purchases of investments	(20,940)	(47,989)
Maturities of investments	59,000	54,808
Purchases of property, equipment and capitalized software	(23,879)	(21,589)
Payments for acquisitions, net of cash acquired	(108,913)	(1,381)
Net cash used in investing activities	(94,732)	(16,151)
Financing activities
Proceeds from issuance of ordinary shares	13,406	9,520
Payments on debt	(1,250)	(1,631)
Payments on capital lease obligations	(685)	(416)
Payments on construction financing lease obligations	(1,647)	—
Proceeds from issuance of debt, net of issuance costs	97,748	—
Net cash provided by financing activities	107,572	7,473
Effect of foreign exchange rates on cash	(3,402)	1,724
Net increase in cash and cash equivalents	57,345	24,671

Cash and cash equivalents at beginning of period	78,339	51,319
Cash and cash equivalents at end of period	$135,684	$75,990

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,867	$154
Cash paid during the period for income taxes	$1,374	$1,443

Supplemental disclosure of non-cash investing and financing activities
Unpaid purchases of property, equipment and capitalized software	$5,182	$11,179
Property and equipment acquired under capital lease	$—	$3,834
Construction costs capitalized under financing lease obligations	$22,847	$36,776
Amounts due from seller for acquisitions	$455	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended March 31, 2018 contained in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of December 31, 2018, and for the three and nine months ended December 31, 2018 and 2017. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

The Company reclassified $0.1 million of provision for doubtful accounts to accounts receivable within its condensed consolidated statements of cash flows for the nine months ended December 31, 2017 in this quarterly report on Form 10-Q to conform to current period presentation. This had no impact on the Company’s previously reported results of operations or its balance sheets.

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements. As of December 31, 2018, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K, have not changed, except as discussed below.

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

In the three and nine months ended December 31, 2018 and 2017, subscription revenue made up the substantial majority of the Company’s revenue and professional services and other revenue made up less than 5% of the Company’s revenue.

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

The Company recognizes subscription and support revenue ratably over the term of the contract, typically one year in duration, beginning on the date the customer is provided access to the Company’s service. For performance obligations related to set-up and ingestion, including implementation assistance and data migration services, respectively, the Company recognizes revenue using output measures of performance that reflect the transfer of promised services to the customer consistent with progress to completion. The Company considers training, consulting, and other professional services contracts as separate performance obligations and recognizes revenue using output measures of performance as services are completed.

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

The cumulative effect of the changes made to the Company’s April 1, 2018 balance sheet for the adoption of ASC 606 was as follows:

	Balance as of March 31, 2018	Adjustments Due to Adoption of ASC 606	Balance as of April 1, 2018
Assets
Deferred contract costs, net	$—	$5,494	$5,494
Deferred contract costs, net of current portion	—	18,339	18,339
Liabilities
Deferred revenue	123,057	(517)	122,540
Deferred revenue, net of current portion	18,045	(5,526)	12,519
Shareholders' equity
Accumulated deficit	(106,507)	29,876	(76,631)

In accordance with the requirements of ASC 606, the disclosure for the quantitative effect and the significant changes between the reported results under ASC 606 and those that would have been reported under Legacy GAAP on our unaudited condensed consolidated statements of operations and balance sheet are as follows:

	Three months ended December 31, 2018
	As Reported - ASC 606	Amounts without Adoption of ASC 606	Effect of Change Increase/(Decrease)
Income Statement
Revenues	$87,611	$87,115	$496
Operating expenses
Sales and marketing	(34,463)	(38,493)	(4,030)
Net income (loss)	$458	$(4,068)	$4,526

	Nine months ended December 31, 2018
	As Reported - ASC 606	Amounts without Adoption of ASC 606	Effect of Change Increase/(Decrease)
Income Statement
Revenues	$248,184	$246,806	$1,378
Operating expenses
Sales and marketing	(103,371)	(112,290)	(8,919)
Net loss	$(5,071)	$(15,368)	$10,297

	As of December 31, 2018
	As Reported - ASC 606	Balances without Adoption of ASC 606	Effect of Change Increase/(Decrease)
Balance Sheet
Assets
Deferred contract costs, net	$7,036	$—	$7,036
Deferred contract costs, net of current portion	24,398	—	24,398
Liabilities
Deferred revenue	137,018	136,465	553
Deferred revenue, net of current portion	11,593	19,815	(8,222)
Shareholders' equity
Accumulated deficit	(81,702)	(121,875)	40,173

Revenue recognized during the three and nine months ended December 31, 2018 from amounts included in deferred revenue at the beginning of the respective periods was approximately $55.6 million and $107.6 million, respectively. Revenue recognized during the three and nine months ended December 31, 2018 from performance obligations satisfied or partially satisfied in previous periods was not material.

The adoption of ASC 606 had no impact to net operating cash flows.

Contracted revenue as of December 31, 2018 that has not yet been recognized (contracted and not recognized) was $74.9 million, which includes deferred revenue and non-cancellable amounts that will be invoiced and recognized as revenue in future periods and excludes contracts with an original expected length of one year or less. The Company expects 51% of contracted and not recognized revenue to be recognized over the next twelve months, 45% in years two and three, with the remaining balance recognized thereafter.

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

4. Subsequent Events Considerations

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. The Company has evaluated all subsequent events. Refer to Note 19.

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

Credit risk with respect to accounts receivable is dispersed due to our large number of customers. The Company’s accounts receivable are derived from revenue earned from customers primarily located in the United States, the United Kingdom and South Africa. The Company generally does not require its customers to provide collateral or other security to support accounts receivable. Credit losses historically have not been significant and the Company generally has not experienced any material losses related to receivables from individual customers, or groups of customers. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable. As of December 31, 2018 and March 31, 2018, no individual customer represented more than 10% of the Company’s accounts receivable. During the three and nine months ended December 31, 2018 and 2017, no individual customer represented more than 10% of the Company’s revenue.

As of December 31, 2018, the Company’s investments consisted primarily of investment-grade fixed income corporate debt securities with remaining maturities ranging from less than one month to five months and non-U.S. government securities with maturities in approximately six months. We diversify our investment portfolio by investing in multiple types of investment-grade securities and attempt to mitigate a risk of loss by using a third-party investment manager.

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

The Company has classified all of its investments as of December 31, 2018, as available-for-sale pursuant to Accounting Standard Codification (ASC) 320, Investments – Debt and Equity Securities. The Company records available-for-sale securities at fair value, with unrealized gains and losses included in accumulated other comprehensive loss in shareholders’ equity. The Company includes interest and dividends on securities classified as available-for-sale in interest income. Realized gains and losses are recorded in the condensed consolidated statements of operations and comprehensive loss based on the specific-identification method. There were no realized gains or losses on investments for the three and nine months ended December 31, 2018 and 2017.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than its amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairments of investments are recognized in the condensed consolidated statements of operations if the Company has experienced a credit loss, has the intent to sell the investment, or if it is more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to the end of the period. As of December 31, 2018, the aggregate fair value of investments held by the Company in an unrealized loss position for less than twelve months was $15.5 million. As of December 31, 2018, the Company determined that no other-than-temporary impairments were required to be recognized in the condensed consolidated statements of operations.

The following is a summary of cash, cash equivalents and investments as of December 31, 2018 and March 31, 2018:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2018:
Cash and cash equivalents due in 90 days or less	$135,684	$—	$—	$135,684
Investments:
Non-U.S. government securities due in one year or less	1,987	1	—	1,988
Corporate securities due in one year or less	18,967	7	(11)	18,963
Total investments	20,954	8	(11)	20,951
Total cash, cash equivalents and investments	$156,638	$8	$(11)	$156,635

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2018:
Cash and cash equivalents due in 90 days or less	$78,339	$—	$—	$78,339
Investments:
U.S. treasury securities due in one year or less	2,995	—	(5)	2,990
Non-U.S. government securities due in one year or less	5,996	1	(1)	5,996
Corporate securities due in one year or less	49,969	8	(92)	49,885
Total investments	58,960	9	(98)	58,871
Total cash, cash equivalents and investments	$137,299	$9	$(98)	$137,210

7. Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments include cash, cash equivalents, accounts receivable, investments, accounts payable, accrued expenses and borrowings under the Company’s long-term debt arrangements.  The carrying amount of the Company’s long-term debt arrangements approximates its fair values due to the interest rates the Company believes it could obtain for borrowings with similar terms.  The Company’s investments are classified as available-for-sale and reported at fair value in accordance with the market approach utilizing quoted prices that were directly or indirectly observable. The carrying amount of the remainder of the Company’s financial instruments approximated their fair values as of December 31, 2018 and March 31, 2018, due to the short-term nature of those instruments.

The Company has evaluated the estimated fair value of financial instruments using available market information. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

Fair values determined using “Level 1 inputs” utilize unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access.  Fair values determined using “Level 2 inputs” utilize quoted prices that are directly or indirectly observable. Fair values determined using “Level 3 inputs” utilize unobservable inputs for determining fair values of assets or liabilities that reflect an entity's own assumptions in pricing assets or liabilities. As of December 31, 2018 and March 31, 2018, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

The Company measures eligible assets and liabilities at fair value, with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted in the three and nine months ended December 31, 2018 and 2017.

The following table summarizes financial assets measured and recorded at fair value on a recurring basis in the accompanying condensed consolidated balance sheets as of December 31, 2018 and March 31, 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Total
Assets:
Money market funds	$2,106	$—	$2,106
Non-U.S. government securities	—	1,988	1,988
Corporate securities	—	18,963	18,963
Total assets	$2,106	$20,951	$23,057

	March 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Total
Assets:
Money market funds	$10,143	$—	$10,143
U.S. treasury securities	—	2,990	2,990
Non-U.S. government securities	—	5,996	5,996
Corporate securities	—	49,885	49,885
Total assets	$10,143	$58,871	$69,014

8. Internal-use Software Costs

Software Development Costs

Costs incurred to develop software applications used in the Company’s SaaS platform consist of certain direct costs of materials and services incurred in developing or obtaining internal-use computer software, and payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the project. These costs generally consist of internal labor during configuration, coding, and testing activities. Research and development costs incurred during the preliminary project stage or costs incurred for data conversion activities, training, maintenance and general and administrative or overhead costs are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the application is substantially complete and ready for its intended use. Qualified costs incurred during the operating stage of the Company’s software applications relating to upgrades and enhancements are capitalized to the extent it is probable that they will result in added functionality, while costs incurred for maintenance of, and minor upgrades and enhancements to, internal-use software are expensed as incurred. During the three and nine months ended December 31, 2018 and 2017, the Company believes the substantial majority of its development efforts were either in the preliminary project stage of development or in the operation stage (post-implementation), and accordingly, no costs have been capitalized during these periods. These costs are included in the accompanying condensed consolidated statements of operations as research and development expense.

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

Upon adoption of ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-24): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (ASU 2018-15), the Company evaluates upfront costs including implementation, set-up or other costs (collectively, implementation costs) for hosting arrangements under the internal-use software framework. Costs related to preliminary project activities and post implementation activities are expensed as incurred, whereas costs incurred in the development stage are generally capitalized. Capitalized implementation costs are amortized on a straight-line basis over the expected term of the hosting arrangement, which includes consideration of the non-cancellable contractual term and reasonably certain renewals. During the three and nine months ended December 31, 2018, the Company capitalized $0.3 million and $1.2 million of implementation costs related to hosting arrangements that were incurred during the application development stage. These capitalized implementation costs will be amortized over the expected term of the arrangement and are amortized in the same line item in the condensed consolidated statements of operations as the expense for fees for the associated hosting arrangement.

9. Net Income (Loss) Per Share

The Company calculates basic and diluted net income (loss) per ordinary share by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. For periods that net losses are incurred, the Company has excluded other potentially dilutive shares, which include outstanding options to purchase ordinary shares, unvested restricted share units (RSUs) and Employee Stock Purchase Plan (ESPP) shares, from the weighted-average number of ordinary shares outstanding as their inclusion in the computation would be anti-dilutive due to net losses incurred.

The following table presents the calculation of basic and diluted net income (loss) per share for the periods presented (in thousands, except per share data):

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$458	$(2,593)	$(5,071)	$(5,832)
Denominator:
Weighted-average number of ordinary shares used in computing net income (loss) per share applicable to ordinary shareholders - basic	60,141	57,505	59,707	56,944
Dilutive effect of share equivalents resulting from share options, restricted share units and ESPP shares	2,396	—	—	—
Weighted-average number of ordinary shares used in computing net income (loss) per share - diluted	62,537	57,505	59,707	56,944
Net income (loss) per share applicable to ordinary shareholders:
Basic	$0.01	$(0.05)	$(0.08)	$(0.10)
Diluted	$0.01	$(0.05)	$(0.08)	$(0.10)

The following potentially dilutive ordinary share equivalents have been excluded from the calculation of diluted weighted-average shares outstanding as their effect would have been anti-dilutive for the periods presented (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017
Share options outstanding	792	7,299	6,870	7,299
Unvested restricted share units	—	34	438	34

10. Share-Based Compensation

As of December 31, 2018, the Company has four share-based compensation plans and an employee share purchase plan. Prior to the Company’s initial public offering (IPO) in November 2015, the Company granted share-based awards under three share option plans, which were the Mimecast Limited 2007 Key Employee Share Option Plan (the 2007 Plan), the Mimecast Limited 2010 EMI Share Option Scheme (the 2010 Plan), and the Mimecast Limited Approved Share Option Plan (the Approved Plan) (the 2007 Plan, the 2010 Plan and the Approved Plan, collectively, the Historical Plans). Upon the closing of the IPO, the Mimecast Limited 2015 Share Option and Incentive Plan (the 2015 Plan) and the 2015 Employee Share Purchase Plan (the ESPP) became effective.

Share Options

The fair value of each share option issued under the 2015 Plan was estimated using the Black-Scholes option-pricing model that used the following weighted-average assumptions:

	Nine months ended December 31,
	2018	2017
Expected term (in years)	6.1	6.1
Risk-free interest rate	2.8%	2.2%
Expected volatility	41.4%	39.8%
Expected dividend yield	—%	—%
Estimated grant date fair value per ordinary share	$36.79	$25.99

The weighted-average per share fair value of options granted to employees during the nine months ended December 31, 2018 and 2017 was $16.32 and $10.86, respectively. As of December 31, 2018, the number of options and awards available for future grant under the 2015 Plan was 6,391,102.

Share option activity under the 2015 Plan and the Historical Plans for the nine months ended December 31, 2018 was as follows:

	Number of Awards	Weighted Average Exercise Price (2)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding as of March 31, 2018	6,229,860	$13.78	7.40	$134,859
Options granted	2,207,548	$36.79
Options exercised	(1,250,156)	$8.06
Options forfeited and cancelled	(317,260)	$23.09
Outstanding as of December 31, 2018	6,869,992	$21.78	7.45	$88,119
Exercisable as of December 31, 2018	2,403,550	$11.32	5.86	$53,619

(1)

The aggregate intrinsic value for share options outstanding and exercisable as of December 31, 2018 was calculated based on the positive difference, if any, between the closing price of the Company’s ordinary shares on the NASDAQ Global Select Market on December 31, 2018, and the exercise price of the underlying options.

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

The total intrinsic value of options exercised was $44.7 million for the nine months ended December 31, 2018. Total cash proceeds from option exercises was $10.1 million for the nine months ended December 31, 2018.

As of December 31, 2018, there was approximately $46.2 million of unrecognized share-based compensation related to unvested share options, which is expected to be recognized over a weighted-average period of 2.85 years.

ESPP

Initially, a total of 1.1 million shares of the Company's ordinary shares were reserved for future issuance under the ESPP. This number is subject to change in the event of a share split, share dividend or other change in capitalization. The ESPP may be terminated or amended by the board of directors at any time.

The ESPP permits eligible employees to purchase shares by authorizing payroll deductions from 1% to 10% of his or her eligible compensation during each six-month offering period, which starts on the first business day in January and July each year. Unless an employee has previously withdrawn from the offering, his or her accumulated payroll deductions will be used to purchase shares on the last day of the offering period at a price equal to 85% of the fair market value of the shares on the first business day or last business day of the offering period, whichever is lower. In the three and nine months ended December 31, 2018, the Company recognized $0.4 million and $0.9 million of share-based compensation expense under the ESPP.

As of December 31, 2018, there were 0.9 million shares of the Company's ordinary shares available for future issuance under the ESPP.

RSUs

The Company grants RSUs to its Non-Employee Directors and its employees. Non-Employee Directors receive an initial RSU grant upon joining the board of directors that vests over three years and an annual grant each year thereafter that vests fully on the one-year anniversary of the grant date. RSUs granted to Company employees generally vest in four equal annual installments.

RSU activity under the 2015 Plan for the nine months ended December 31, 2018 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Intrinsic Value (1) (2)
Unvested restricted share units as of March 31, 2018	32,763	$23.06	$1,161
Restricted share units granted	443,006	$37.22	16,490
Restricted share units vested	(19,506)	$21.65	746
Restricted share units forfeited	(18,687)	$36.36	703
Unvested restricted share units as of December 31, 2018	437,576	$36.89	$16,144

(1)

The intrinsic value of unvested shares as of December 31, 2018 was calculated based on the closing price of the Company’s ordinary shares on the NASDAQ Global Select Market on December 31, 2018, multiplied by the number of unvested RSUs.

(2)

The intrinsic value of RSUs granted, vested and forfeited is calculated based on the closing price of the Company’s ordinary shares at the respective transaction dates multiplied by the number of RSUs.

As of December 31, 2018, there was approximately $13.3 million of unrecognized share-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 3.10 years.

Share-based compensation expense recognized under the 2015 Plan, Historical Plans and ESPP in the accompanying condensed consolidated statements of operations was as follows:

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017
Cost of revenue	$433	$344	$1,257	$786
Research and development	1,560	663	4,461	1,946
Sales and marketing	2,045	1,195	5,841	3,265
General and administrative	3,158	940	6,927	2,701
Total share-based compensation expense	$7,196	$3,142	$18,486	$8,698

In certain situations, the board of directors has approved modifications to employee share option agreements, including acceleration of vesting or the removal of exercise restrictions for share options for which the service-based vesting has been satisfied, which resulted in additional share-based compensation expense. The total modification expense included in the table above for the three months ended December 31, 2018 and 2017 was $1.2 million and $0.1 million, respectively. The total modification expense included in the table above for the nine months ended December 31, 2018 and 2017 was $2.0 million and $0.5 million, respectively. As of December 31, 2018, the Company had unrecognized compensation expense of $1.2 million related to modified share-based awards that will be recognized over a remaining requisite service period of 0.25 years.

11. Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions, other events, and circumstances from non-owner sources. Comprehensive loss consists of net income (loss) and other comprehensive income (loss), which includes certain changes in equity that are excluded from net income (loss). Specifically, cumulative foreign currency translation adjustments and unrealized gains and losses on investments are included in accumulated other comprehensive loss. As of December 31, 2018 and March 31, 2018, accumulated other comprehensive loss is presented separately on the condensed consolidated balance sheets and consists of cumulative foreign currency translation adjustments and unrealized gains and losses on investments.

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

Prior to the closing of the acquisition, the Company held an ownership interest in Solebit of approximately 1.5%. Upon completion of the acquisition, the Company recognized a gain of $0.3 million recorded in foreign exchange expense and other, net, within the condensed consolidated statement of operations for the remeasurement of its previously held ownership interest to fair value, which was $0.8 million.

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

The acquisition of Solebit has been accounted for as a business combination and, in accordance with ASC 805, Business Combinations, the Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The following table summarizes the preliminary purchase price allocation as of December 31, 2018 (in thousands):

Preliminary purchase consideration:
Total cash paid, net of acquired cash	$85,691
Cash and cash equivalents acquired	10,410
Preliminary amounts due from sellers	(433)
Fair value of previously held asset	828
Total preliminary purchase price consideration	$96,496

Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	$10,410
Prepaid expenses and other current assets	76
Intangible assets	16,964
Goodwill	74,469
Total assets acquired	101,919
Accounts payable	(18)
Accrued expenses and other current liabilities	(2,345)
Deferred revenue	(663)
Other non-current liabilities	(2,397)
Total fair value of assets acquired and liabilities assumed	$96,496

In the three and nine months ended December 31, 2018, acquisition-related expenses were immaterial and $1.0 million, respectively. Acquisition-related expenses have been included primarily in general and administrative expenses in the condensed consolidated statements of operations. The operating results of Solebit are included in the condensed consolidated statements of operations beginning on the acquisition date.

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

A portion of the preliminary purchase price has been allocated to intangible assets and goodwill, respectively, and is reflected in the tables above. The fair value of the assets acquired and liabilities assumed is less than the preliminary purchase price, resulting in the recognition of goodwill. The goodwill reflects the value of the synergies we expect to realize and the assembled workforce and is not deductible for tax purposes. The preliminary purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of the acquisition, which remains preliminary, and using assumptions that the Company’s management believes are reasonable given the information then available. The final allocation of the purchase price may differ materially from the information presented in these condensed consolidated financial statements. Any changes to the preliminary estimates of the fair value of the assets acquired and liabilities assumed during the measurement period will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill.

The following table presents the estimated fair values and useful lives of the identifiable intangible assets acquired:

	Amount (in thousands)	Estimated Useful Life (in years)
Developed technology	$16,689	10
Customer relationships	235	7
Trade names	40	1
Total identifiable intangible assets	$16,964

Pro Forma Financial Information (unaudited)

The following unaudited pro forma information presents the condensed combined results of operations of the Company and Solebit for the three and nine months ended December 31, 2018 and 2017, as if the acquisition of Solebit had been completed on April 1, 2017. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments that reflect pro forma results of operations such as fair value adjustments (step-downs) for deferred revenue, increased amortization for the fair value of acquired intangible assets and adjustments to eliminate transaction costs incurred by the Company and Solebit.

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

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017
Revenue	$87,611	$67,394	$248,631	$189,066
Net income (loss)	482	(4,429)	(5,803)	(9,643)
Basic net income (loss) per share	$0.01	$(0.08)	$(0.10)	$(0.17)
Diluted net income (loss) per share	$0.01	$(0.08)	$(0.10)	$(0.17)
Weighted average number of ordinary shares used in computing basic net income (loss) per share	60,141	57,505	59,707	56,944
Weighted average number of ordinary shares used in computing diluted net income (loss) per share	62,537	57,505	59,707	56,944

ATAATA, Inc.

On July 9, 2018, the Company acquired ATAATA, Inc. (Ataata), a privately-owned company based in the United States, for cash consideration of approximately $23.2 million, net of cash acquired of $1.9 million. Ataata is a cybersecurity training and awareness platform designed to reduce human error in the workplace and help enable organizations to become more secure by changing the security culture of their employees. The acquisition will allow customers to measure cyber risk training effectiveness by converting behavior observations into actionable risk metrics for security professionals. The addition of security awareness training and risk scoring and analysis strengthens the Company’s cyber resilience for email capabilities.

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

In the nine months ended December 31, 2018, acquisition-related expenses were $0.5 million. Acquisition-related expenses have been included primarily in general and administrative expenses in the condensed consolidated statements of operations. The operating results of Ataata are included in the condensed consolidated statements of operations beginning on the acquisition date.

The Company has not presented pro forma results of operations for the Ataata acquisition because it is not material to the Company's condensed consolidated results of operations, financial position, or cash flows.

13. Goodwill and Intangible Assets

The following is a rollforward of the Company’s goodwill balance:

Goodwill
Balance as of March 31, 2018	$5,631
Goodwill acquired	97,066
Effect of foreign exchange rates	(2,086)
Balance as of December 31, 2018	$100,611

Purchased intangible assets consist of the following:

	Weighted-
	Average	December 31, 2018
	Remaining	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(in years)	Value	Amortization	Value
Developed technology	10	$19,658	$(1,093)	$18,565
Customer relationships	6	447	(55)	392
Trade Names	1	55	(21)	34
Capitalized Software	3	12,093	(3,154)	8,939
		$32,253	$(4,323)	$27,930

	Weighted-
	Average	March 31, 2018
	Remaining	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(in years)	Value	Amortization	Value
Developed technology	9	$1,546	$(213)	$1,333
Customer relationships	6	108	(21)	87
Capitalized Software	3	9,171	(1,329)	7,842
		10,825	(1,563)	9,262
In-process research and development (1)	N/A	557	—	557
		$11,382	$(1,563)	$9,819

(1)	In-process research and development assets were placed in service in the three months ended September 30, 2018.

The Company recorded amortization expense of $1.3 million and $3.3 million for the three and nine months ended December 31, 2018. Amortization relating to developed technology and capitalized software was recorded within cost of revenue and amortization of customer relationships and trade names was recorded within sales and marketing expenses.

Future estimated amortization expense of intangible assets as of December 31, 2018, is as follows:

	Purchased Intangible Assets	Capitalized Software
Remainder of 2019	$533	$847
2020	2,104	3,448
2021	2,083	2,736
2022	2,083	1,402
2023	2,083	506
Thereafter	10,105	—
Total	$18,991	$8,939

14. Debt

On July 23, 2018, the Company entered into a credit agreement (the Credit Agreement) with certain lenders, and JPMorgan Chase Bank, N.A., as administrative agent (the Administrative Agent), which provided the Company with a $100.0 million senior secured term loan and a $50.0 million senior secured revolving credit facility (collectively, the Credit Facility). The proceeds of the Credit Facility, net of $2.3 million of debt issuance costs, are available to fund working capital and for other corporate purposes, including to finance permitted acquisitions and investments. Interest under the Credit Facility accrues at a rate between LIBOR plus 1.375% and LIBOR plus 1.875%, based on the Company’s ratio of indebtedness to earnings before interest, taxes, depreciation, amortization and certain other adjustments (Consolidated EBITDA). Based on this ratio, the current interest rate as of December 31, 2018 under the Credit Facility is LIBOR plus 1.625%. The term of the Credit Facility is five years, maturing on July 23, 2023. At the time the Company entered into the Credit Agreement, there was no outstanding debt.

The Credit Agreement has financial covenants that require the Company to maintain a Consolidated Secured Leverage Ratio (as defined in the Credit Agreement), commencing on September 30, 2018, of not more than 3.00 to 1.00 for the four consecutive fiscal quarter period ending on the last day of each fiscal quarter (the Reference Period), with a step-up to 3.50 to 1.00 for any four-quarter period in which the Company consummates a permitted acquisition having an aggregate purchase price in excess of $25,000,000. The Company must also maintain a Consolidated Interest Expense Ratio (as defined in the Credit Agreement) of 3.00 to 1.00 commencing on September 30, 2018 and for each Reference Period thereafter. The Company was in compliance with all covenants as of December 31, 2018.

The Company allocated debt issuance costs on a pro-rata basis between the senior secured term loan and senior secured revolving credit facility. The debt issuance costs on the senior secured term loan are recorded as a reduction of debt and are amortized and recognized as additional interest expense over the life of the debt instrument using the effective interest method. The debt issuance costs on the senior secured revolving credit facility are recorded in other assets and are amortized and recognized as additional interest expense over the life of the senior secured revolving credit facility on a straight-line basis. As of December 31, 2018, the balance of debt issuance costs recorded as a reduction of debt was $1.3 million and the balance of debt issuance costs recorded in other assets was $0.7 million.

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

As of December 31, 2018, the Company had $98.8 million outstanding on the senior secured term loan and had no outstanding borrowings under the senior secured revolving credit facility. Total availability under the senior secured revolving credit facility is reduced by outstanding letters of credit of $3.8 million. As of December 31, 2018, total availability under the senior secured revolving credit facility was $46.2 million. Future minimum principal payment obligations under the senior secured term loan are as follows:

Year Ending March 31,	Debt
Remainder of 2019	$625
2020	4,375
2021	6,875
2022	9,375
2023	10,000
2024	67,500
Total minimum debt payments	$98,750
Less: Debt issuance costs	(1,330)
Less: Current portion of long-term debt	(3,438)
Long-term debt	$93,982

15. Commitments and Contingencies

Leases

Capital leases

The Company has entered into various capital lease arrangements for computer equipment with non-cancelable terms through January 2022. As of December 31, 2018, future minimum commitments for capital leases were as follows:

Year Ending March 31,	Capital Leases
Remainder of 2019	$450
2020	1,102
2021	1,102
2022	326
Total minimum lease payments	$2,980
Less: Amount representing interest	(171)
Present value of capital lease obligations	2,809
Less: Current portion	(1,171)
Long-term portion of capital lease obligations	$1,638

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

Lexington, MA - U.S. Headquarters

The construction of the Company’s Lexington, MA – U.S. headquarters was substantially completed during the quarter ended March 31, 2018, and because the Company concluded it had a collateralized letter of credit of $1.3 million, the Company did not meet the sale-leaseback criteria for derecognition of the building asset and liability. As a result, the Company continues to be the deemed owner of the building for accounting purposes and will treat the lease as a financing obligation and depreciate the asset in accordance with the Company’s accounting policy.

The monthly rent payments made to the lessor under the lease agreement are recorded in the Company’s financial statements as principal and interest on the financing obligation. For the three and nine months ended December 31, 2018, interest expense on lease financing obligations was $0.5 million and $1.4 million, respectively. As of December 31, 2018, the future estimated commitments related to the financing obligations were $37.2 million and $10.4 million for principal and interest, respectively, through January 31, 2028.

London, U.K. - U.K. Headquarters

In January 2018, the Company entered into an Agreement for Lease (AFL) for its new U.K. headquarters located in London, England (UK Building). The AFL was entered into around the time the landlord had commenced a construction project to refurbish the UK Building and includes terms and conditions that are in effect during the construction project. Additionally, the AFL includes Leases in Agreed Form (Leases) to be executed upon completion of the construction project, which is expected in or around February 2019. Under the terms of the AFL and Leases, the Company will initially lease approximately 113,000 square feet of space for 56.50 British pounds per square foot per year over an initial noncancelable term of 10 years after initial occupancy, which is expected in the Company’s third fiscal quarter of 2020.  As of March 31, 2018, the Company determined the proper accounting treatment for the AFL was a build-to-suit lease.

As of December 31, 2018, Property and equipment, net, includes $51.9 million related to the UK Building and construction costs for the UK Building. The construction financing lease obligation related to the UK Building was $51.1 million and was incurred by the landlord only and no cash was paid to the landlord by us related to the UK Building since lease inception.

Once the landlord completes the construction of the UK Building, the Company will evaluate the AFL and Leases in order to determine whether or not the AFL and Leases meet the criteria for “sale-leaseback” treatment. If the AFL and Leases meet the “sale-leaseback” criteria, the Company will remove the asset and the related liability from its condensed consolidated balance sheet and treat the Leases as either operating or capital leases based on the Company’s assessment of the accounting guidance. If the Company continues to be the deemed owner for accounting purposes, the Company will treat the AFL and Leases as a financing obligation and will depreciate the asset in accordance with the Company’s accounting policy.

Litigation

From time to time, the Company may be involved in legal proceedings and subject to claims in the ordinary course of business. Although the results of these proceedings and claims cannot be predicted with certainty, the Company does not believe the ultimate cost to resolve these matters would individually, or taken together, have a material adverse effect on the Company’s business, operating results, cash flows or financial condition. Regardless of the outcome, such proceedings can have an adverse impact on the Company because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained. The Company was not subject to any material legal proceedings during the three and nine months ended December 31, 2018 and 2017, and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.

Indemnification

The Company typically enters into indemnification agreements with customers in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses suffered or incurred as a result of claims of intellectual property infringement. These indemnification agreements are provisions of the applicable customer agreement. Based on when clients first sign an agreement for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited. Based on historical experience and information known as of December 31, 2018 and March 31, 2018, the Company has not incurred any costs for the above guarantees and indemnities.

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

16. Segment and Geographic Information

Geographic Data

The Company allocates, for the purpose of geographic data reporting, its revenue based upon the location of the contracting subsidiary. Total revenue by geographic area was as follows:

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017
Revenue:
United States	$43,973	$33,164	$123,041	$93,433
United Kingdom	26,399	21,174	76,069	58,676
South Africa	11,611	9,716	34,247	27,890
Other	5,628	3,218	14,827	8,497
Total revenue	$87,611	$67,272	$248,184	$188,496

Property and equipment, net, by geographic location consists of the following:

	As of December 31,	As of March 31,
	2018	2018
United States (1)	$62,684	$62,064
United Kingdom (2)	68,233	46,664
South Africa	5,908	6,512
Australia	3,354	3,953
Other	5,058	4,629
Total	$145,237	$123,822

(1)

Includes construction costs capitalized under financing lease obligations related to the Company’s U.S. build-to-suit facility of $38.0 million and $39.4 million as of December 31, 2018 and March 31, 2018, respectively.

(2)

Includes construction costs capitalized under financing lease obligations related to the Company’s U.K. build-to-suit facility of $51.9 million and $31.2 million as of December 31, 2018 and March 31, 2018, respectively.

17. Income Taxes

The provision for income taxes for the three months ended December 31, 2018 and 2017 was $0.5 million and $0.8 million, respectively, on the income (loss) before income taxes of $1.0 million and $(1.7) million, respectively. The provision for income taxes for the nine months ended December 31, 2018 and 2017 was $2.0 million and $1.7 million, respectively, on the loss before income taxes of $(3.1) million and $(4.1) million, respectively.

The provision for income taxes for the three and nine months ended December 31, 2018 was primarily attributable to the tax provision recorded on the earnings of the Company’s U.S. and South African entities, partially offset by the tax benefit provided on the loss of the Company’s Israeli entity.

The provision for income taxes for the three months ended December 31, 2018 includes a discrete tax benefit $1.9 million related to excess tax benefits on share option exercises by U.S. employees. The provision for income taxes for the nine months ended December 31, 2018 includes a discrete tax benefit of $1.9 million related to excess tax benefits on share option exercises by U.S. employees and a discrete tax benefit of $0.4 million for the release of a portion of the Company’s pre-existing U.S. valuation allowance as a result of the Ataata business combination.

The provision for income taxes for the three months ended December 31, 2017 was primarily attributable to earnings in the Company’s South African entity. The provision for income taxes for the nine months ended December 31, 2017 was primarily attributable to earnings in the Company’s U.S. and South African entities offset by $2.3 million in excess tax benefits on share option exercises by U.S. employees.

In assessing the Company’s ability to realize its net deferred tax assets, the Company considered various factors including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations to determine whether it is more likely than not that some portion or all of its net deferred tax assets will not be realized. Based upon these factors, the Company has determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against its net deferred tax assets as of December 31, 2018.

As of December 31, 2018 and March 31, 2018, the Company had liabilities for uncertain tax positions of $6.2 million, none of which, if recognized, would impact the Company’s effective tax rate. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying condensed consolidated statements of operations. As of December 31, 2018 and March 31, 2018, accrued interest or penalties related to uncertain tax positions are immaterial.

During the third quarter of fiscal 2018, the Tax Cuts and Jobs Act (the Act) was enacted in the United States. In addition, the Securities and Exchange Commission issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118) that directed taxpayers to consider the impact of the U.S. legislation as “provisional” when it did not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law.  As of December 31, 2018, the Company has completed its accounting for the tax effects of the enactment of the Act. During the three and nine months ended December 31, 2018, the Company recognized an immaterial adjustment to the provisional estimate recorded related to the Act in the Company’s fiscal 2018 financial statements.

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

On July 1, 2018, the Company adopted ASU 2018-15 on a prospective basis. ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract (hosting arrangement) to follow the internal use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. See Note 8 for the impact of the adoption.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 requires a lessee to recognize most leases on the balance sheet but recognize expenses on the income statement in a manner similar to current practice. The update states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying assets for the lease term. This ASU is effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company has commenced its plan to adopt the new accounting standard, including assessing the population of lease arrangements, understanding the gap between current state and required future state processes and evaluating practical expedients, accounting policy elections and internal controls over financial reporting. The Company intends to adopt ASU 2016-02 on April 1, 2019 utilizing the modified retrospective transition method and will not restate comparative periods. The Company is still evaluating the impact of ASU 2016-02 on its consolidated financial statements, but expects that it will have a material impact on the consolidated balance sheets and related disclosures with the recognition of significant right-of-use assets and lease liabilities. The Company does not expect the adoption to have a material impact to the consolidated statements of operations or cash flows.

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

19. Subsequent Events

On January 25, 2019, the Company acquired Simply Migrate Ltd., an innovative provider of archive data migration technology.

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

Business Overview

We are a leading global provider of next generation cloud security and risk management services for corporate information and email. Our fully-integrated suite of proprietary cloud services protects customers of all sizes from the significant business and data security risks to which their email system exposes them. We protect customers from today’s rapidly changing threat landscape where email has become a powerful attack vector and data leak concern. We also mitigate the significant business disruption that email failure or downtime causes. In addition, our archiving services secure, store and manage critical corporate communications and information to address growing compliance, regulatory and e-discovery requirements and enable customers to use this increasing archive of valuable information to improve employee productivity.

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

We market and sell our services to organizations of all sizes across a broad range of industries. As of December 31, 2018, we provided our services to approximately 33,300 customers and protected millions of their employees across the world. We generate sales through our network of channel partners as well as through our direct sales force. Our growth and future success depends on our ability to expand our customer base and to sell additional services to our existing customers.

In the nine months ended December 31, 2018, we generated 50% of our revenue outside of the United States, with 31% generated from the United Kingdom, 14% from South Africa and 5% from the rest of the world. Our most significant growth market is the United States. We also believe that there is significant opportunity in our other existing markets. We intend to make significant investments in sales and marketing to continue expanding our customer base in our target markets.

We were founded in 2003 with a mission to make email safer and better, and to transform the way organizations protect, store and access their email and corporate information. Our first service, Mimecast Email Security, which we launched in late 2003, was quickly followed by Mimecast Email Continuity. In 2004, we added Mimecast Enterprise Information Archiving. These three services generate a large proportion of our revenue today. In 2006, we started the development of our proprietary cloud architecture, which we refer to as Mime | OS™. We believed early on that investing in the development of our own cloud operating system was a strategic requirement that would enable us to integrate and scale our services. Mimecast Large File Send was released in 2013 and was followed by Mimecast Targeted Threat Protection in 2014, our advanced persistent threat protection service. In 2014, we also released comprehensive risk mitigation technologies specifically for Microsoft Office 365®, and in 2015, we released Mimecast Secure Messaging. In 2016 and 2017, we announced the newest aspects of our Targeted Threat Protection service, Impersonation Protect and Internal Email Protect, respectively.  Additionally, in 2017, we acquired technology from iSheriff, Inc. to provide our customers additional real-time email threat intelligence and detection expertise complementing our existing portfolio of email security, continuity and archiving solutions.  In 2018, we announced Sync & Recover, a service to enable fast mailbox recovery in the event omnipresent attackers are successful in penetrating an organization. In 2019, Mimecast opened an early adopter program for new web security services that provide an easy to deploy and use Domain Name System, or DNS, solution alongside Mimecast’s core email offerings. With the acquisition of ATAATA, Inc., or Ataata, and Solebit LABS, Ltd., or Solebit, Mimecast entered the security awareness training market and added leading threat detection technology.

Key Factors Affecting Our Performance

We believe that the growth of our business and our future success are dependent upon a number of key factors, including the following:

Acquisition of new customers. We employ a sales strategy that focuses on acquiring new customers through our direct sales force and network of channel partners, and selling additional products to existing customers. Acquiring new customers is a key element of our continued success, growth opportunity and future revenue. We have invested in and intend to continue to invest in our direct sales force and channel partners. During the twelve months ended December 31, 2018, our customer base increased by approximately 4,100 organizations.

Further penetration of existing customers. Our direct sales force, together with our channel partners and dedicated customer experience team, seek to generate additional revenue from our existing customers by adding more of their employees to our services and selling additional services. We continue to believe a significant opportunity exists for us to sell additional services to current customers as they experience the benefits of our services and we address additional business use cases.

Investment in growth. We are expanding our operations, increasing our headcount and developing software to both enhance our current offerings and build new features and products. We expect our total operating expenses to increase, particularly as we continue to expand our sales operations, marketing activities and research and development team. We intend to continue to invest in our sales, marketing and customer experience organizations to drive additional revenue and support the growth of our customer base. Investments we make in our sales and marketing and research and development organizations will occur in advance of experiencing any benefits from such investments. For the year ending March 31, 2019, we plan to continue increasing the size of our sales force and to invest in the development of additional marketing content. We have increased and plan to continue to increase the size of our research and development team.

Currency fluctuations. We conduct business in the United States and in other countries in North America, the United Kingdom and other countries in Europe, South Africa and other countries in Africa, and also Australia. As a result, we are exposed to risks associated with fluctuations in currency exchange rates, particularly between the U.S. dollar, the British pound and the South African rand. In the nine months ended December 31, 2018, 51% of our revenue was denominated in U.S. dollars, 28% in British pounds, 14% in South African rand and 7% in other currencies. Given that our functional currency and the functional currency of our subsidiaries is the local currency of each entity but our reporting currency is the U.S. dollar, devaluations of the British pound, South African rand and other currencies relative to the U.S. dollar impacts our profitability.

Key Performance Indicators

In addition to traditional financial metrics, such as revenue and revenue growth trends, we monitor several other key performance indicators to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. The key performance indicators that we monitor are as follows:

	Three months ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
	(dollars in thousands)
Revenue constant currency growth rate (1)	33%	36%	32%	40%
Revenue retention rate	110%	111%	110%	111%
Total customers (2)	33,300	29,200	33,300	29,200
Gross profit percentage	73%	74%	73%	74%
Adjusted EBITDA (1)	$15,988	$6,732	$38,258	$18,528

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

Gross profit percentage. Gross profit percentage is calculated as gross profit divided by revenue. Our gross profit percentage has been relatively consistent over the past three years, however, it has fluctuated and will continue to fluctuate on a quarterly basis due to timing of the addition of hardware and employees to serve our growing customer base. More recently, gross profit has also included amortization of intangible assets related to acquired businesses. We provide our services in each of the regions in which we operate. Costs related to supporting and hosting our product offerings and delivering our services are incurred in the region in which the related revenue is recognized. As a result, our gross profit percentage in actual terms is consistent with gross profit on a constant currency basis.

Adjusted EBITDA. We believe that Adjusted EBITDA is a key indicator of our operating results. We define Adjusted EBITDA as net income (loss), adjusted to exclude: depreciation, amortization, disposals and impairment of long-lived assets, acquisition-related gains and expenses, share-based compensation expense, restructuring expense, interest income and interest expense, the provision for income taxes and foreign exchange income (expense). Adjusted EBITDA also includes rent paid in the period related to locations that are accounted for as build-to-suit facilities. For further explanation of the uses and limitations of this measure and a reconciliation of our Adjusted EBITDA to the most directly comparable U.S. GAAP measure, net income (loss), please see “—Reconciliation of Non-GAAP Financial Measures” below. We expect that our Adjusted EBITDA will continue to increase; however, we expect that our operating expenses will also increase in absolute dollars as we focus on expanding our sales and marketing teams and growing our research and development capabilities.

Reconciliation of Non-GAAP Financial Measures

Revenue constant currency growth rate

In order to determine how our business performed exclusive of the effect of foreign currency fluctuations, we compare the percentage change in our revenue from one period to another using a constant currency. To determine the revenue constant currency growth rate for the fiscal periods below, revenue from entities reporting in foreign currencies was translated into U.S. dollars using the comparable prior period’s foreign currency exchange rates. For example, the average rates in effect for the three months ended December 31, 2017 were used to convert revenue for the three months ended December 31, 2018 and the revenue for the comparable prior period ended December 31, 2017, rather than the actual exchange rates in effect during the respective period. Revenue constant currency growth rate is a non-GAAP financial measure. A reconciliation of this non-GAAP measure to its most directly comparable U.S. GAAP measure for the respective periods can be found in the table below:

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017
	(dollars in thousands)
Reconciliation of Revenue Constant Currency Growth Rate:
Revenue, as reported	$87,611	$67,272	$248,184	$188,496
Revenue year-over-year growth rate, as reported	30%	39%	32%	41%
Estimated impact of foreign currency fluctuations	3%	(3)%	—%	(1)%
Revenue constant currency growth rate	33%	36%	32%	40%

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss), adjusted to exclude: depreciation, amortization, disposals and impairments of long-lived assets, acquisition-related gains and expenses, share-based compensation expense, restructuring expense, interest income and interest expense, the provision for income taxes and foreign exchange income (expense). Adjusted EBITDA also includes rent paid in the period related to locations that are accounted for as build-to-suit facilities.

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA:

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$458	$(2,593)	$(5,071)	$(5,832)
Depreciation, amortization and disposals of long-lived assets	7,770	4,719	22,050	12,578
Rent expense related to build-to-suit facilities	(1,232)	—	(3,150)	—
Interest expense (income), net	1,308	(245)	2,416	(698)
Provision for income taxes	511	845	1,991	1,723
Share-based compensation expense	7,196	3,142	18,486	8,698
Restructuring	—	—	(170)	—
Foreign exchange (income) expense	(398)	864	222	2,059
Acquisition-related expenses (1)	375	—	1,822	—
Gain on previously held asset (2)	—	—	(338)	—
Adjusted EBITDA	$15,988	$6,732	$38,258	$18,528

(1)	Acquisition-related expenses relate to costs incurred for acquisition activity in the three and nine months ended December 31, 2018. Note 12 and Note 19 for further information.
(2)	Gain on previously held asset relates to the Solebit acquisition. See Note 12 for further information.

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

We generally license our services on a price per employee basis under annual contracts. In some instances, we receive upfront payments, which are determined to be material rights to a discount upon renewal. In these instances, we recognize revenue related to the upfront payment over the estimated customer benefit period, which has been determined to be six years.

We serve approximately 33,300 customers in multiple industries, and our revenue is not concentrated with any single customer or industry. For the three and nine months ended December 31, 2018 and 2017, no single customer accounted for more than 1% of our revenue, and our largest ten customers accounted for less than 10% of our revenue in aggregate.

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

Research and development expenses

Research and development expenses consist primarily of personnel and related costs, including salaries, benefits, bonuses, share-based compensation expense, costs of server usage by our developers and allocated overhead costs. We expense all research and development costs as they are incurred. We have focused our efforts on developing new versions of our SaaS technology with expanded features. Our technology is constantly being refined and, as such, we do not capitalize development costs. We believe that continued investment in our technology is important for our future growth. As a result, we expect research and development expenses to increase in absolute dollars as we make further substantial investments in developing our Mime | OS™ platform, improving our existing services and creating new features and products. Research and development expenses as a percentage of total revenue may fluctuate on a quarterly basis but we expect it to increase marginally in the coming fiscal year as a result of the expected investments noted above.

Sales and marketing expenses

Sales and marketing expenses consist primarily of personnel and related costs, including salaries, benefits, bonuses, commissions and share-based compensation expense. In addition to these expenses, we incur costs related to marketing and promotional events, online marketing, product marketing and allocated overhead costs. We expense all costs as they are incurred, excluding sales commissions identified as incremental costs to obtain a contract, which are capitalized and amortized over the life of our customers, which we estimate to be six years. Sales and marketing expenses increased in the three and nine months ended December 31, 2018 as we continued to expand our sales and marketing efforts globally, and particularly in the United States. We expect that our sales and marketing expenses will continue to increase substantially in the year ending March 31, 2019. New sales personnel require training and may take several months or more to achieve productivity; as such, the costs we incur in connection with the hiring of new sales personnel in a given period are not typically offset by increased revenue in that period and may not result in new revenue if these sales personnel fail to become productive. We expect to increase our investment in sales and marketing as we add new services, which will increase these expenses in absolute dollars. Over the long term, we believe that sales and marketing expenses as a percentage of revenue will decrease, but will vary depending upon the mix of revenue from new and existing customers, as well as changes in the productivity of our sales and marketing programs.

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

Interest expense

Interest expense consists primarily of interest expense associated with our construction financing lease obligations, capital leases and our long-term debt. We expect interest expense to increase in fiscal 2019 primarily due to the senior secured term loan entered into in July 2018.

Foreign exchange income (expense) and other, net

Foreign exchange income (expense) and other, net consists primarily of foreign exchange fluctuations related to short-term intercompany accounts, foreign currency exchange gains and losses related to transactions denominated in currencies other than the functional currency for each of our subsidiaries and other non-operating items including sublease income and other. We expect our foreign currency exchange gains and losses to continue to fluctuate in the future as foreign currency exchange rates change, however, we expect foreign currency exchange gains and losses could be less significant in the fiscal year ending March 31, 2019 as compared to the fiscal year ended March 31, 2018 due to the capitalization and repayment of certain intercompany balances during fiscal 2018.

Provision for income taxes

We operate in several tax jurisdictions and are subject to tax in each country or jurisdiction in which we conduct business. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases for assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Our provision for income taxes for the three and nine months ended December 31, 2018 is primarily attributable to the tax provision recorded on the earnings of our U.S. and South African entities, partially offset by the tax benefit provided on the loss of our Israeli entity. The provision for income taxes for the nine months ended December 31, 2018 includes a discrete tax benefit of $1.9 million related to excess tax benefits on share option exercises by U.S. employees and a discrete tax benefit of $0.4 million for the release of a portion of our pre-existing U.S. valuation allowance as a result of the Ataata business combination. The provision for income taxes for the nine months ended December 31, 2017 was primarily attributable to the earnings of our U.S. and South African entities offset by $2.3 million in excess tax benefits resulting from share option exercises by U.S. employees.

Comparison of Period-to-Period Results of Operations

The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated:

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017
	(in thousands)
Revenue	$87,611	$67,272	$248,184	$188,496
Cost of revenue	23,258	17,728	66,172	49,523
Gross profit	64,353	49,544	182,012	138,973
Operating expenses
Research and development	14,693	10,005	41,950	26,188
Sales and marketing	34,463	31,190	103,371	88,904
General and administrative	13,625	9,478	38,287	26,629
Restructuring	—	—	(170)	—
Total operating expenses	62,781	50,673	183,438	141,721
Income (loss) from operations	1,572	(1,129)	(1,426)	(2,748)
Other income (expense)
Interest income	653	301	1,640	854
Interest expense	(1,961)	(56)	(4,056)	(156)
Foreign exchange income (expense) and other, net	705	(864)	762	(2,059)
Total other income (expense), net	(603)	(619)	(1,654)	(1,361)
Income (loss) before income taxes	969	(1,748)	(3,080)	(4,109)
Provision for income taxes	511	845	1,991	1,723
Net income (loss)	$458	$(2,593)	$(5,071)	$(5,832)

The following table sets forth our condensed consolidated statements of operations data as a percentage of revenue for each of the periods indicated:

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017
Revenue	100%	100%	100%	100%
Cost of revenue	27%	26%	27%	26%
Gross profit	73%	74%	73%	74%
Operating expenses
Research and development	17%	15%	17%	14%
Sales and marketing	39%	46%	42%	47%
General and administrative	16%	14%	15%	14%
Restructuring	—%	—%	—%	—%
Total operating expenses	72%	75%	74%	75%
Income (loss) from operations	2%	(1)%	(1)%	(1)%
Other income (expense)
Interest income	1%	—%	1%	—%
Interest expense	(2)%	—%	(2)%	—%
Foreign exchange income (expense) and other, net	1%	(1)%	—%	(1)%
Total other income (expense), net	(1)%	(1)%	(1)%	(1)%
Income (loss) before income taxes	1%	(2)%	(1)%	(2)%
Provision for income taxes	1%	1%	1%	1%
Net income (loss)	1%	(3)%	(2)%	(3)%

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

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017
	(in millions)
Cost of Revenue	$1.3	$1.0	$3.7	$2.8
Research and development	1.0	0.8	2.9	2.0
Sales and marketing	1.4	1.3	4.1	3.5
General and administrative	0.4	0.3	1.2	0.8

Comparison of the Three Months Ended December 31, 2018 and 2017

Revenue

	Three months ended December 31,		Period-to-period change
	2018	2017	Amount	% Change
	(dollars in thousands)
Revenue	$87,611	$67,272	$20,339	30%

Revenue increased $20.3 million in the three months ended December 31, 2018 compared to the three months ended December 31, 2017. The increase in revenue was primarily attributable to increases in new customers, including approximately 4,100 new customers added since December 31, 2017, a full quarter of revenue related to new customers added during the third quarter of fiscal 2018, and additional revenue from customers that existed as of December 31, 2017. Revenue for the three months ended December 31, 2018 compared to the three months ended December 31, 2017 was negatively impacted by approximately $1.7 million primarily as a result of the strengthening of the U.S. dollar relative to the British pound and South African rand.

Cost of Revenue

	Three months ended December 31,		Period-to-period change
	2018	2017	Amount	% Change
	(dollars in thousands)
Cost of revenue	$23,258	$17,728	$5,530	31%

Cost of revenue increased $5.5 million in the three months ended December 31, 2018 compared to the three months ended December 31, 2017, which was primarily attributable to increases in personnel-related costs of $1.7 million, data center costs of $1.2 million, depreciation expense of $0.8 million, information technology and facilities costs of $0.7 million and amortization of acquisition-related intangible assets of $0.5 million. Cost of revenue for the three months ended December 31, 2018 compared to the three months ended December 31, 2017 was positively impacted by approximately $0.5 million primarily as a result of the strengthening of the U.S. dollar relative to the British pound. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount, data center costs increased primarily as a result of the increase in our customer base and the expansion of our German operations, depreciation expense increased primarily as a result of increased capital expenditures in support of our expanding infrastructure, information technology and facility costs increased primarily as a result of increased headcount and amortization of acquisition-related intangible assets increased primarily as a result of the Solebit acquisition.

As a result of changes in foreign exchange rates, gross profit decreased in absolute dollars by approximately $1.2 million for the three months ended December 31, 2018 compared to the three months ended December 31, 2017. Excluding the impact of changes in foreign currency exchange rates, gross profit as a percentage of revenue remained consistent as costs related to supporting and hosting our product offerings and delivering our services are primarily incurred in the region in which the related revenue is recognized.

Operating Expenses

	Three months ended December 31,		Period-to-period change
	2018	2017	Amount	% Change
	(dollars in thousands)
Operating expenses:
Research and development	$14,693	$10,005	$4,688	47%
Sales and marketing	34,463	31,190	3,273	10%
General and administrative	13,625	9,478	4,147	44%
Total operating expenses	$62,781	$50,673	$12,108	24%

Research and development expenses

Research and development expenses increased $4.7 million in the three months ended December 31, 2018 compared to the three months ended December 31, 2017, which was primarily attributable to increases in personnel-related costs of $3.1 million and share-based compensation expense of $0.9 million. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount. Share-based compensation expense increased primarily as a result of share option grants since the prior year.

Sales and marketing expenses

Sales and marketing expenses increased $3.3 million in the three months ended December 31, 2018 compared to the three months ended December 31, 2017, which was primarily attributable to increases in information technology and facilities costs of $1.3 million, share-based compensation expense of $0.9 million and professional services costs of $0.7 million. Total sales and marketing expenses for the three months ended December 31, 2018 compared to the three months ended December 31, 2017 were positively impacted by approximately $0.6 million primarily as a result of the strengthening of the U.S. dollar relative to the British pound. Information technology and facility costs increased primarily as a result of increased headcount. Share-based compensation expense increased primarily as a result of share option grants since the prior year. Professional services costs increased primarily due to consulting fees.

General and administrative expenses

General and administrative expenses increased $4.1 million in the three months ended December 31, 2018 compared to the three months ended December 31, 2017, which was primarily attributable to increases in share-based compensation of $2.1 million and personnel-related costs of $1.3 million. Share-based compensation expense increased primarily as a result of share option grants since the prior year and the impact of share option modifications. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount.

Other Income (Expense)

	Three months ended December 31,		Period-to-period change
	2018	2017	Amount	% Change
	(dollars in thousands)
Other income (expense):
Interest income	$653	$301	$352	117%
Interest expense	(1,961)	(56)	(1,905)	nm
Foreign exchange income (expense) and other, net	705	(864)	1,569	nm
Total other income (expense), net	$(603)	$(619)	$16	-3%

nm—not meaningful

Other income (expense), net had no meaningful change in the three months ended December 31, 2018 compared to the three months ended December 31, 2017, however, there was an increase of $1.9 million in interest expense primarily due to interest expense associated with our construction financing lease obligations and senior secured term loan, partially offset by a change in foreign exchange expense of $1.3 million and sublease income of $0.3 million.

Provision for Income Taxes

	Three months ended December 31,		Period-to-period change
	2018	2017	Amount	% Change
	(dollars in thousands)
Provision for income taxes	$511	$845	$(334)	(40)%

The provision for income taxes decreased by $0.3 million in the three months ended December 31, 2018 compared to the three months ended December 31, 2017. The decrease in the provision for income taxes is primarily attributable to the tax benefit provided on the loss of our Israeli entity, partially offset by increased earnings in our South African entity.

Comparison of the Nine Months Ended December 31, 2018 and 2017

Revenue

	Nine months ended December 31,		Period-to-period change
	2018	2017	Amount	% Change
	(dollars in thousands)
Revenue	$248,184	$188,496	$59,688	32%

Revenue increased $59.7 million in the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017. The increase in revenue was primarily attributable to increases in new customers, including approximately 4,100 new customers added since December 31, 2017, a full period of revenue related to new customers added during the first nine months of fiscal 2018, and additional revenue from customers that existed as of December 31, 2017. Revenue for the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017 was negatively impacted by approximately $0.7 million primarily as a result of the strengthening of the U.S. dollar relative to the South African rand.

Cost of Revenue

	Nine months ended December 31,		Period-to-period change
	2018	2017	Amount	% Change
	(dollars in thousands)
Cost of revenue	$66,172	$49,523	$16,649	34%

Cost of revenue increased $16.7 million in the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017, which was primarily attributable to increases in personnel-related costs of $5.0 million, data center costs of $3.2 million, depreciation expense of $3.0 million, information technology and facilities costs of $2.4 million, and professional services costs of $1.3 million and amortization of acquisition-related intangible assets of $0.8 million. Cost of revenue for the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017 was positively impacted by approximately $0.2 million primarily as a result of the strengthening of the U.S. dollar relative to various currencies in which we operate. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount, data center costs increased primarily as a result of the increase in our customer base and the expansion of our German operations, depreciation expense increased primarily as a result of increased capital expenditures in support of our expanding infrastructure, information technology and facility costs increased primarily as a result of increased headcount,  professional services costs increased primarily due to data extraction vendor costs and amortization of acquisition-related intangible assets increased primarily as a result of the Solebit acquisition.

As a result of changes in foreign exchange rates, gross profit decreased in absolute dollars by approximately $0.5 million for the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017. Excluding the impact of changes in foreign currency exchange rates, gross profit as a percentage of revenue remained consistent as costs related to supporting and hosting our product offerings and delivering our services are primarily incurred in the region in which the related revenue is recognized.

Operating Expenses

	Nine months ended December 31,		Period-to-period change
	2018	2017	Amount	% Change
	(dollars in thousands)
Operating expenses:
Research and development	$41,950	$26,188	$15,762	60%
Sales and marketing	103,371	88,904	14,467	16%
General and administrative	38,287	26,629	11,658	44%
Restructuring	(170)	—	(170)	nm
Total operating expenses	$183,438	$141,721	$41,717	29%

nm—not meaningful

Research and development expenses

Research and development expenses increased $15.8 million in the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017, which was primarily attributable to increases in personnel-related costs of $9.9 million, share-based compensation expense of $2.5 million and information technology and facilities costs of $2.2 million. Total research and development expenses for the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017 were negatively impacted by approximately $0.2 million primarily as a result of the weakening of the U.S. dollar relative to the British pound. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount. Share-based compensation expense increased primarily as a result of share option grants since the prior year. Information technology and facility costs increased primarily as a result of increased headcount.

Sales and marketing expenses

Sales and marketing expenses increased $14.5 million in the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017, which was primarily attributable to increases in information technology and facilities costs of $4.1 million, personnel-related costs of $3.8 million, professional services costs of $2.7 million, share-based compensation expense of $2.6 million and travel and other costs of $1.0 million. Total sales and marketing expenses for the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017 were positively impacted by approximately $0.3 million primarily as a result of the strengthening of the U.S. dollar relative to various currencies in which we operate. Information technology and facility costs increased primarily as a result of increased headcount. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount. Professional services costs increased primarily due to consulting fees. Share-based compensation expense increased primarily as a result of share option grants since the prior year.

General and administrative expenses

General and administrative expenses increased $11.7 million in the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017, which was primarily attributable to increases in personnel-related costs of $4.8 million, share-based compensation of $3.6 million, information technology and facilities costs of $1.5 million and professional services of $1.4 million. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount. Share-based compensation expense increased primarily as a result of share option grants since the prior year and the impact of share option modifications. Information technology and facility costs increased primarily as a result of increased headcount. Professional services increased primarily due to acquisition-related costs.

Restructuring

In the second quarter of fiscal 2019, we recorded a revision to restructuring expense of $0.2 million related to the exit of our Watertown, Massachusetts corporate office space, which occurred in the fourth quarter of fiscal 2018.

Other Income (Expense)

	Nine months ended December 31,		Period-to-period change
	2018	2017	Amount	% Change
	(dollars in thousands)
Other income (expense):
Interest income	$1,640	$854	$786	92%
Interest expense	(4,056)	(156)	(3,900)	2,500%
Foreign exchange income (expense) and other, net	762	(2,059)	2,821	nm
Total other income (expense), net	$(1,654)	$(1,361)	$(293)	22%

nm—not meaningful

Other income (expense), net increased $0.3 million in the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017, which was primarily attributable to an increase of $3.9 million in interest expense primarily due to interest expense associated with our construction financing lease obligations and senior secured term loan, partially offset by a decrease in foreign exchange income (expense) of $1.8 million, sublease income of $0.7 million, gain on previously held asset related to the Solebit acquisition of $0.3 million and an increase in interest income on cash, cash equivalents and investments of $0.8 million.

Provision for Income Taxes

	Nine months ended December 31,		Period-to-period change
	2018	2017	Amount	% Change
	(dollars in thousands)
Provision for income taxes	$1,991	$1,723	$268	16%

The provision for income taxes increased by $0.3 million in the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017. The increase in the provision for income taxes is primarily attributable to increased earnings of our South African entity, partially offset by the tax benefit provided on the loss of our Israeli entity and the discrete release in valuation allowance against a portion of our pre-existing U.S. deferred tax assets as a result of the Ataata business combination.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, investments and accounts receivable. The following table shows net cash provided by operating activities, net cash used in investing activities, and net cash provided by financing activities for the nine months ended December 31, 2018 and 2017:

	Nine months ended December 31,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$47,907	$31,625
Net cash used in investing activities	(94,732)	(16,151)
Net cash provided by financing activities	107,572	7,473

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

As of December 31, 2018 and March 31, 2018, we had cash, cash equivalents and investments of $156.6 million and $137.2 million, respectively. Based on our current operating plan, we believe that our current cash and cash equivalents, investments and operating cash flows will be sufficient to fund our operations for at least the next twelve months. Our future capital requirements may vary materially from those planned and will depend on certain factors, such as, our growth and our operating results. If we require additional capital resources to grow our business or to acquire complementary technologies and businesses in the future, we may seek to sell additional equity or raise funds through debt financing or other sources. We may also seek to invest in or acquire complementary businesses, applications or technologies, any of which could also require us to seek additional equity or debt financing. We cannot provide assurance that additional financing will be available at all or on terms favorable to us. We had no material commitments for capital expenditures as of December 31, 2018 or March 31, 2018.

Borrowings and Credit Facility

On July 23, 2018, we entered into a credit agreement, or the Credit Agreement, by and among us, certain of our subsidiaries, as guarantors, certain financial institutions, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, or the Administrative Agent. The Credit Agreement provides us with a $100.0 million senior secured term loan, and a $50.0 million senior secured revolving credit facility, or collectively, the Credit Facility, which shall be available to fund working capital and for other corporate purposes, including to finance permitted acquisitions and investments. Interest under the Credit Facility accrues at a rate between LIBOR plus 1.375% and LIBOR plus 1.875%, based on the Company’s ratio of indebtedness to earnings before interest, taxes, depreciation, amortization and certain other adjustments, or Consolidated EBITDA. Based on this ratio, the current interest rate at December 31, 2018 under the Credit Facility is LIBOR plus 1.625%. The term of the Credit Facility is five years, maturing on July 23, 2023. At the time we entered into the Credit Agreement, we had no existing debt.

The Credit Facility has financial covenants that require us to maintain a Consolidated Secured Leverage Ratio, commencing on September 30, 2018, of not more than 3.00 to 1.00 for the four consecutive fiscal quarter period ending on the last day of each fiscal quarter, or the Reference Period, with a step-up to 3.50 to 1.00 for any four-quarter period in which we consummate a permitted acquisition having an aggregate purchase price in excess of $25.0 million. We must also maintain a Consolidated Interest Expense Ratio of 3.00 to 1.00 commencing on September 30, 2018 and for each Reference Period thereafter. For purposes of the covenants, “Consolidated Secured Leverage Ratio” generally refers to the ratio of Consolidated Funded Debt that is secured by a lien on assets of us or our subsidiaries to Consolidated EBITDA. “Consolidated Funded Debt” generally refers to borrowed money, debt instruments, capital leases, deferred purchase price of property or services (excluding accounts payable in the ordinary course of business), and earn outs that are due and payable. “Consolidated Interest Expense Ratio” generally refers to the ratio of Consolidated EBITDA to cash interest expense with respect to indebtedness, with certain exclusions. The Company was in compliance with all covenants as of December 31, 2018 and management reasonably believes it will be in compliance over next 12 months.

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

Operating Activities

For the nine months ended December 31, 2018, cash provided by operating activities was $47.9 million. The primary factors affecting our operating cash flows during the period were our net loss of $5.1 million, adjusted for non-cash items of $22.0 million for depreciation and amortization of our property, equipment and intangible assets, $18.5 million of share-based compensation expense and $4.5 million in amortization of deferred contract costs. The primary drivers of the changes in operating assets and liabilities were $20.6 million increase in deferred revenue, a $2.5 million increase in accounts payable and a $2.1 million increase in accrued expenses   and other liabilities, partially offset by a $13.6 million increase in deferred contract costs and a $3.0 million increase in accounts receivable.

For the nine months ended December 31, 2017, cash provided by operating activities was $31.6 million. The primary factors affecting our operating cash flows during the period were our net loss of $5.8 million, adjusted for non-cash items of $12.6 million for depreciation and amortization of our property, equipment and intangible assets, $8.7 million of share-based compensation expense and $1.4 million in unrealized foreign currency losses on foreign denominated transactions, primarily intercompany balances. The primary drivers of the changes in operating assets and liabilities were a $19.7 million increase in deferred revenue and a $2.1 million increase in accrued expenses and other liabilities, partially offset by a $7.5 million increase in accounts receivable.

Investing Activities

Cash used in investing activities of $94.7 million for the nine months ended December 31, 2018 consisted of $108.9 million in payments for the Solebit and Ataata acquisitions, $23.9 million in purchases of property, equipment and capitalized software and $20.9 million in purchases of investments, partially offset by $59.0 million in maturities of investments. Cash used in investing activities of $16.2 million for the nine months ended December 31, 2017 consisted of $48.0 million in purchases of investments and $21.6 million in purchases of property, equipment and capitalized software, partially offset by $54.8 million in maturities of investments and $1.4 million in payments related to the iSheriff and other acquisition payments.

Our capital expenditures in each period were primarily associated with computer equipment and software purchased in support of our expanding infrastructure. Additionally, in the nine months ended December 31, 2018, we had purchases of $1.9 million in leasehold improvements and office equipment related to the fit-out of our new facilities.

Financing Activities

Cash provided by financing activities of $107.6 million for the nine months ended December 31, 2018 was due to proceeds from issuance of debt of $97.7 million and issuance of ordinary shares of $13.4 million partially offset by payments on construction financing lease obligations of $1.6 million, payments on debt of $1.3 million and payments on capital lease obligations of $0.7 million.

Cash provided by financing activities of $7.5 million for the nine months ended December 31, 2017 was due to proceeds from issuance of ordinary shares of $9.5 million partially offset by payments on debt of $1.6 million and payments on capital lease obligations of $0.4 million.

Net Operating Loss Carryforwards and Income Tax Credits

As of December 31, 2018, we had net operating loss carryforwards in the U.K., U.S. federal and state, Australia, Germany and Israel. U.S. federal net operating losses generated through the fiscal year ending March 31, 2017 expire at various dates through 2037 while U.S. federal net operating losses generating after March 31, 2017 do not expire.  The U.S. state net operating loss carryforwards expire at various dates through 2038. Net operating loss carryforwards in the U.K., Australia, Germany and Israel do not expire. As of December 31, 2018, we had a U.K. income tax credit carryforward that does not expire. As of December 31, 2018, we had Israel income tax credits that expire in 2024 and 2025.

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

Off-Balance Sheet Arrangements

Up to and including the nine months ended December 31, 2018, we have not had any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As a result, we are not exposed to related financing, liquidity, market or credit risks that could arise if we had engaged in those types of arrangements.

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

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound and South African rand. Percentage of revenue and expenses in foreign currency is as follows:

	Nine months ended December 31,
	2018	2017
Revenue generated in locations outside the United States	50%	50%
Revenue in currencies other than the United States dollar	49%	49%
Expenses in currencies other than the United States dollar	48%	48%

Percentages of revenue and expenses denominated in foreign currency are as follows:

	Nine months ended December 31, 2018
	Revenues	Expenses
British pound	28%	33%
South African Rand	14%	5%
Other currencies	7%	10%
Total	49%	48%

	Nine months ended December 31, 2017
	Revenues	Expenses
British pound	29%	35%
South African Rand	15%	6%
Other currencies	5%	7%
Total	49%	48%

As of December 31, 2018 and March 31, 2018, we had $30.1 million and $35.3 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements. As of December 31, 2018 and March 31, 2018, we had $19.0 million and $20.4 million, respectively, of cash denominated in currencies other than the U.S. dollar. As of December 31, 2018, cash denominated in British pounds and South African rand was $9.3 million and $5.9 million, respectively. As of March 31, 2018, cash denominated in British pounds and South African rand was $6.0 million and $10.7 million, respectively.

In addition, although our foreign subsidiaries have intercompany accounts that are eliminated upon consolidation, these accounts expose us to foreign currency exchange rate fluctuations. Exchange rate fluctuations on short-term intercompany accounts are recorded in our condensed consolidated statements of operations under “foreign exchange income (expense) and other, net.”

Currently, our largest foreign currency exposures are the British pound and South African rand. Relative to foreign currency exposures existing at December 31, 2018, significant movements in foreign currency exchange rates may expose us to significant losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the nine months ended December 31, 2018, we estimate that a 10% unfavorable movement in foreign currency exchange rates against the U.S. dollar would have decreased revenue by $12.1 million, decreased expenses by $11.9 million and would have increased our loss from operations by $0.2 million. For the nine months ended December 31, 2017, we estimate that a 10% unfavorable movement in foreign currency exchange rates against the U.S. dollar would have decreased revenue by $9.2 million, decreased expenses by $9.1 million and would have increased our loss from operations by $0.1 million. The estimates used assume that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. All of the potential changes noted above are based on sensitivity analyses performed on our financial results as of December 31, 2018 and 2017.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments primarily consist of short-term investments and money market funds. As of December 31, 2018 and March 31, 2018, we had cash, cash equivalents and investments of $156.6 million and $137.2 million, respectively. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

We entered into the Credit Agreement in July 2018. The Credit Agreement provides us with a $100.0 million senior secured term loan, and a $50.0 million senior secured revolving credit facility. Interest under the Credit Facility accrues at a rate between LIBOR plus 1.375% and LIBOR plus 1.875%. We estimate that a 100 basis point increase in the LIBOR rate would result in approximately $0.9 million of additional interest expense over the ensuing twelve-month period under the Credit Facility.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

If we are unable to sell additional services, features and products to our existing customers, our future revenue and operating results will be harmed.

A significant portion of our revenue growth is generated from sales of additional services, features and products to existing customers. Our future success depends, in part, on our ability to continue to sell such additional services, features and products to our existing customers. We devote significant efforts to developing, marketing and selling additional services and features and associated support services to existing customers and rely on these efforts for a portion of our revenue. These efforts require a significant investment in building and maintaining customer relationships, as well as significant research and development efforts in order to provide upgrades and launch new services, features and products. The rate at which our existing customers purchase additional services, features and products depends on a number of factors, including the perceived need for additional security, continuity and archiving, the efficacy of our current services, the perceived utility of our new offerings, our customers’ IT budgets and general economic conditions. If our efforts to sell additional services, features and products to our customers are not successful, our future revenues and operating results will be harmed.

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

In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions with us when the existing subscription term expires. Although the majority of our customer contracts include auto-renew provisions, our customers have no obligation to renew their subscriptions upon expiration, and we cannot provide assurance that customers will renew subscriptions at the same or higher level of service, if at all. For each of the fiscal periods ended December 31, 2018, 2017 and 2016, our customer retention rate has been consistently greater than 90%. We calculate customer retention rate as the percentage of paying customers on the last day of the relevant period in the prior year who remain paying customers on the last day of the relevant period in the current year. The rate of customer renewals may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction or dissatisfaction with our solutions, the effectiveness of our customer support services, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, reductions in our customers’ spending levels or general economic conditions. If our customers do not renew their subscriptions, or renew on less favorable terms, our revenue may decline, and we may not realize improved operating results from our customer base.

The markets in which we participate are highly competitive, with several large established competitors, and our failure to compete successfully would make it difficult for us to add and retain customers and would reduce or impede the growth of our business.

Our market is large, highly competitive, fragmented and subject to rapidly evolving technology, shifting customer needs and frequent introductions of new products and services. We currently compete with companies that offer products that target email and data security, continuity and archiving, and security awareness training as well as large providers such as Google Inc. and Microsoft Corporation, which offer functions and tools as part of their core mailbox services that may be, or be perceived to be, similar to ours. Our current and potential future competitors include: Barracuda Networks, Inc., Google, Microsoft Exchange Online Protection, Proofpoint, Inc., Symantec Corporation, Agari Data, Inc. and Cisco Systems Inc., in security; Dell EMC, Microsoft Office® 365®, Veritas Technologies LLC and Barracuda in archiving; and KnowBe4, Inc., Cofense Inc., and Wombat Security, a division of Proofpoint, in security awareness training. We expect competition to increase in the future from both existing competitors and new companies that may enter our markets. Additionally, some potential customers, particularly large enterprises, may elect to develop their own internal products. If two or more of our competitors were to merge or partner with one another, the change in the competitive landscape could reduce our ability to compete effectively. Our continued success and growth depends on our ability to out-perform our competitors at the individual service level as well as increasing demand for a unified service infrastructure. We cannot guarantee that we will out-perform our competitors at the product level or that the demand for a unified service technology will increase.

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

Laws and regulations related to the provision of services on the internet are increasing, as federal, state and foreign governments continue to adopt new laws and regulations addressing data privacy and the collection, processing, storage and use of personal information. For example, in the United States, these include laws and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Graham-Leach-Bliley Act of 1999, or Gramm-Leach-Bliley, and state breach notification and data privacy laws, as well as regulator enforcement positions and expectations reflected in federal and state regulatory actions, settlements, consent decrees and guidance documents. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal frameworks with which we, or our customers, must comply, including the European Union, or EU, General Data Protection Regulation, or GDPR, which became effective on May 25, 2018 and replaced the EU Data Protection Directive 95/46/EC. GDPR applies to any company established in the European Union as well as to those outside the European Union if they collect and use personal data in connection with the offering of goods or services to individuals in the European Union or the monitoring of their behavior. GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. Under GDPR, fines of up to 20,000,000 Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, may be imposed. Given the breadth and depth of changes in data protection obligations, complying with its requirements has caused us to expend significant resources and such expenditures are likely to continue into the future as we respond to new interpretations and enforcement actions and as we continue to negotiate data processing agreements with our customers and business partners.

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

In order to grow our business, we anticipate that we will continue to depend on our relationships with our channel partners who we rely on, in addition to our direct sales force, to sell and support our services. In our fiscal period ended December 31, 2018, while no individual channel partner accounted for 10% or more of our sales, in the aggregate, our channel partners accounted for 72% of our sales. We expect that sales to channel partners will continue to account for a substantial portion of our revenue for the foreseeable future. We utilize channel partners to efficiently increase the scale of our marketing and sales efforts, increasing our market penetration to customers which we otherwise might not reach on our own. Our ability to achieve revenue growth in the future will depend, in part, on our success in maintaining successful relationships with our channel partners.

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

Our industry is marked by rapid technological developments and demand for new and enhanced services and features to meet the evolving IT needs of organizations. In particular, cyber-threats are becoming increasingly sophisticated and responsive to the new security measures designed to thwart them. If we fail to identify and respond to new and increasingly complex methods of attack and update our products to detect or prevent such threats, our business and reputation will suffer. The success of any new enhancements, features or services that we introduce depends on several factors, including the timely completion, introduction and market acceptance of such enhancements, features or services. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion. Furthermore, modifications to existing technologies will increase our research and development expenses. If we are unable to successfully enhance our existing services to meet customer requirements, increase adoption and usage of our services, or develop new services, enhancements, features and products, our business and operating results will be harmed.

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

We have incurred losses in each period since our inception in 2003, with the exception of our fiscal year ended March 31, 2015, in which we generated net income of $0.3 million, and our fiscal quarter ended December 31, 2018, in which we generated net income of $0.5 million. In our nine month periods ended December 31, 2018 and 2017, we incurred a net loss of $5.1 million and $5.8 million, respectively. As of December 31, 2018, we had an accumulated deficit of $81.7 million. We have been growing rapidly, and, as we do so, we incur significant sales and marketing, support and other related expenses. Our ability to achieve and sustain profitability will depend in significant part on our obtaining new customers, expanding our existing customer relationships and ensuring that our expenses, including our sales and marketing expenses and the cost of supporting new customers, does not exceed our revenue. We also expect to make significant expenditures and investments in research and development to expand and improve our services and technical infrastructure. In addition, as a public company, we expect to continue to incur significant legal, accounting and other expenses that we did not incur prior to our initial public offering in November 2015. These increased expenditures may make it harder for us to achieve and maintain profitability and we cannot predict when we will achieve sustained profitability, if at all. We also may incur losses in the future for a number of other unforeseen reasons. Accordingly, we may not be able to maintain profitability, once achieved, and we may incur losses in the foreseeable future.

We are subject to a number of risks associated with global sales and operations.

We operate a global business with offices located in the United States, the United Kingdom, South Africa, Australia and Germany as well as several other locations. In the fiscal period ended December 31, 2018, we generated 50% of our revenue from the United States, 31% from the United Kingdom, 14% from South Africa and 5% from the rest of the world. As a result, our sales and operations are subject to a number of risks and additional costs, including the following:

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

For example, in June 2016, the United Kingdom held a referendum in which a majority of voters approved an exit from the European Union, or Brexit, and in March 2017, the United Kingdom formally notified the European Union of its intention to withdraw from the European Union pursuant to Article 50 of the Treaty of Lisbon.  A two-year period has now commenced (such period ending on March 29, 2019, unless an extension is agreed) during which the United Kingdom and the European Union have been negotiating the future terms of the United Kingdom's relationship with the European Union, including, among other things, the terms of trade between the United Kingdom and the European Union. The UK government and the European Union have now negotiated a withdrawal agreement and the European Union has approved that agreement, but the UK Parliament has not yet approved it. As a result, there remains considerable uncertainty around the withdrawal. If no formal withdrawal agreement is reached between the United Kingdom and the European Union, then it is expected the United Kingdom's membership in the European Union will automatically terminate on March 29, 2019, unless all remaining EU member states unanimously consent to an extension of this period. Withdrawal without an agreement and associated transition period in place, is likely to cause significant market and economic disruption. Brexit, either with or without a withdrawal agreement in place, may affect our results of operations in a number of ways, including increasing currency exchange risk, generating instability in the global financial markets or negatively impacting the economies of the United Kingdom or Europe.  In addition, because of our significant presence in the United Kingdom, it is possible that Brexit may require us to restructure some or all of our operations. The long-term effects of Brexit will depend in part on any agreements the United Kingdom makes to retain access to markets in the European Union following the withdrawal from the European Union. In addition, we expect that Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replicate or replace. Any of these effects of Brexit, and others we cannot anticipate, could negatively impact our business and results of operations.

All of the factors discussed above, including Brexit, and other factors could harm our ability to generate future global revenue and, consequently, materially impact our business, results of operations and financial condition.

Fluctuations in currency exchange rates could adversely affect our business.

Our functional currency and that of our subsidiaries is the local currency of each entity and our reporting currency is the U.S. dollar. In our nine month period ended December 31, 2018, 51% of our revenue was denominated in U.S. dollars, 28% in British pounds, 14% in South African rand and 7% in other currencies. Given that our functional currency and that of our subsidiaries is the local currency of each entity, but our reporting currency is the U.S. dollar, fluctuations in currency exchange rates between the U.S. dollar, the British pound, the South African rand and the Australian dollar could materially and adversely affect our business. There may be instances in which costs and revenue will not be matched with respect to currency denomination. We estimate that a 10% increase or decrease in the value of the British pound against the U.S. dollar would have increased or decreased our loss from operations by approximately $1.3 million in our fiscal period ended December 31, 2018 and that a 10% increase or decrease in the value of the South African rand against the U.S. dollar would have decreased or increased our loss from operations by approximately $2.2 million in our nine month period ended December 31, 2018. To date, we have not entered into any currency hedging contracts. As a result, to the extent we continue our expansion on a global basis, we expect that increasing portions of our revenue, cost of revenue, assets and liabilities will be subject to fluctuations in currency valuations. We may experience economic loss and a negative impact on earnings or net assets solely as a result of currency exchange rate fluctuations.

Brexit may continue to have a significant impact on currency exchange rates and the global and European economy generally. The outcome of the referendum caused volatility in global stock markets and foreign currency exchange rate fluctuations, including the strengthening of the U.S. dollar against the British pound and the euro, which may continue or worsen as the outcome of the ultimate terms of the withdrawal of the United Kingdom from the European Union becomes clear.

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

We invested 17%, 14% and 12% of our revenue in research and development in the nine-month periods ended December 31, 2018, 2017 and 2016, respectively. We expect to continue to dedicate significant financial and other resources to our research and development efforts in order to maintain our competitive position. However, investing in research and development personnel, developing new services and enhancing existing services is expensive and time-consuming, and there is no assurance that such activities will result in significant new marketable services, enhancements to existing services, design improvements, cost savings, revenue or other expected benefits. If we spend significant time and effort on research and development and are unable to generate an adequate return on our investment, our business and results of operations may be materially and adversely affected.

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

Our quarterly operating results, including the levels of our revenue, gross margin, profitability, cash flow and deferred revenue, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control and, as a result, may not fully reflect the underlying performance of our business. Fluctuations in quarterly results may negatively impact the value of our ordinary shares. Factors that may cause fluctuations in our quarterly financial results include, but are not limited to:

•	foreign exchange rates;
•	our ability to attract new customers;
•	our revenue retention rate;
•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•	network outages or security breaches;
•	general economic, industry and market conditions, including Brexit;
•	increases or decreases in the number of features in our services or pricing changes upon any renewals of customer agreements;
•	changes in our pricing policies or those of our competitors;
•	new variations in sales of our services, which has historically been highest in the fourth quarter of a given fiscal year;
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

Our success and ability to compete depend in part on our intellectual property. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. As of December 31, 2018, we have 14 patents issued and 18 patent applications pending in the United States. We also have 5 patents issued and 1 patent applications pending for examination in non-U.S. jurisdictions. We may not be able to obtain any further patents, and our pending applications may not result in the issuance of patents. We have issued patents and pending patent applications outside the United States, and we may have to expend significant resources to obtain additional patents as we expand our international operations due to the cost of monitoring and protecting our rights across multiple jurisdictions.

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

We monitor and control our use of open source software in an effort to avoid unanticipated conditions or restrictions on our ability to successfully commercialize our products and solutions and believe that our compliance with the obligations under the various applicable licenses has mitigated the risks that we have triggered any such conditions or restrictions. However, such use may have inadvertently occurred in the development and offering of our products and solutions. Additionally, if a third-party software provider has incorporated certain types of open source software into software that we have licensed from such third party, we could be subject to the obligations and requirements of the applicable open source software licenses. This could harm our intellectual property position and have a material adverse effect on our business, results of operations and financial condition.

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

We could, therefore, be subject to claims alleging that we have not complied with the restrictions or limitations of the applicable open source software license terms or that our use of open source software infringes the intellectual property rights of a third party. In that event, we could incur significant legal expenses, be subject to significant damages, be enjoined from further sale and distribution of our products or solutions that use the open source software, be required to pay a license fee, be forced to reengineer our products and solutions, or be required to comply with the foregoing conditions of the open source software licenses (including the release of the source code to our proprietary software), any of which could adversely affect our business. Even if these claims do not result in litigation or are resolved in our favor or without significant cash settlements, the time and resources necessary to resolve them could harm our business, results of operations, financial condition and reputation.

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

The market price of our ordinary shares may decline.  In addition, the market price of our ordinary shares could be highly volatile and may fluctuate substantially as a result of many factors, many of which we cannot control, including:

•	actual or anticipated fluctuations in our results of operations;
•	variance in our financial performance from the expectations of market analysts;
•	announcements by us or our competitors of significant business developments, changes in service provider relationships, acquisitions or expansion plans;
•	changes in the prices of our services or those of our competitors;
•	our involvement in litigation;
•	our sale of ordinary shares or other securities in the future;
•	market conditions in our industry;
•	changes in key personnel;

•	the trading volume of our ordinary shares;
•	changes in the estimation of the future size and growth rate of our markets; and
•	general economic and market conditions, including Brexit.

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

In addition to our current shareholders’ registration rights and our existing shelf registration statement, as of December 31, 2018, we had outstanding options and unvested restricted share units to purchase 7,307,568 shares under our equity incentive plans and had an additional 6,391,102 shares available for future grant.

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

As of December 31, 2018, we had net operating loss carryforwards in the U.K., U.S. federal and state, Australia, Germany and Israel.  U.S. federal net operating losses generated through the fiscal year ending March 31, 2017 expire at various dates through 2037 while U.S. federal net operating losses generating after March 31, 2017 do not expire.  The U.S. state net operating loss carryforwards expire at various dates through 2038. Net operating loss carryforwards in the U.K., Australia, Germany and Israel do not expire. As of December 31, 2018, we had a UK income tax credit carryforward that does not expire. As of December 31, 2018, we had Israel income tax credits that expire in 2024 and 2025.

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

Item 6. Exhibits.

The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit List on the following page.

EXHIBIT LIST

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date (mm/dd/yyyy)

2.1	Share Purchase Agreement dated as of July 31, 2018 by and among Mimecast Services Limited, Solebit LABS Ltd., the shareholders of Solebit LABS Ltd. and Shareholder Representative Services LLC, as the Representative	8-K	001-37637	2.1	07/31/2018

3.1	Memorandum and Articles of Association of the Registrant	F-1/A	333-207454	3.2	11/06/2015

4.1	Specimen certificate evidencing ordinary shares of the Registrant	F-1/A	333-207454	4.1	11/06/2015
4.2	Subscription and Shareholders’ Agreement, dated September 18, 2012, by and among Mimecast UK and the other parties thereto	F-1	333-207454	4.2	10/16/2015

4.3	Shareholders Agreement, dated November 5, 2015, by and among the Registrant, Mimecast UK and the other parties thereto	F-1/A	333-207454	4.2.1	11/06/2015

4.4	Registration Rights Agreement, dated September 18, 2012, by and among Mimecast UK and the other parties thereto	F-1	333-207454	4.3	10/16/2015

4.5	Registration Rights Agreement, dated November 5, 2015, by and among the Registrant, Mimecast UK and the other parties thereto	F-1/A	333-207454	4.3.1	11/06/2015

10.1	Form of Indemnification Agreement	F-1	333-207454	10.1	10/16/2015

10.2#	Mimecast UK 2007 Key Employee Share Option Plan and Form of Share Option Agreement	F-1	333-207454	10.6	10/16/2015

10.3#	Mimecast UK 2010 EMI Share Option Scheme	F-1	333-207454	10.7	10/16/2015

10.4#	Mimecast UK Approved Share Option Plan and Form of Share Option Certificate	F-1	333-207454	10.8	10/16/2015

10.5#	Mimecast Limited 2015 Share Option and Incentive Plan	F-1/A	333-207454	10.9	11/06/2015

10.6#	German Sub-Plan to the Mimecast Limited 2015 Share Option and Incentive Plan	10-K	001-37637	10.6	05/29/2018

10.7#	Form of Agreements under the Mimecast Limited 2015 Share Option and Incentive Plan	10-K	001-37637	10.7	05/29/2018

10.8#	Mimecast Limited 2015 Employee Share Purchase Plan	F-1/A	333-207454	10.10	11/06/2015

10.9#	German Sub-Plan to the Mimecast Limited 2015 Employee Share Purchase Plan	10-K	001-37637	10.9	05/29/2018

10.10	Third Amended and Restated Loan Agreement, dated May 22, 2015, by and among Mimecast Services Limited, Mimecast North America, Inc. and Silicon Valley Bank, as amended	F-1	333-207454	10.5	10/16/2015

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date (mm/dd/yyyy)
10.11	Amendment Letter and Confirmation, dated November 13, 2015, by and among Mimecast Services Limited, Mimecast North America, Inc. and Silicon Valley Bank	F-1/A	333-207454	10.5.1	11/06/2015

10.12	Underlease, dated August 7, 2013, by and between Mimecast Services Limited and Sands Service Company (No.2)	F-1	333-207454	10.2	10/16/2015

10.13	Lease, dated November 12, 2012, by and between Mimecast North America, Inc. and Farley White Aetna Mills, LLC	F-1	333-207454	10.3	10/16/2015

10.14	First Amendment to Lease, dated October 19, 2015, by and between Mimecast North America, Inc. and Riverworks Watertown Holdings, LLC (as successor in interest to Farley White Aetna Mills, LLC)	20-F	001-37637	4.9.1	05/25/2016

10.15	Second Amendment to Lease dated as of May 26, 2017 by and between Mimecast North America, Inc. and Whetstone Riverworks Holdings, LLC (as successor in interest to Riverworks Watertown Holdings, LLC and Farley White Aetna Mills, LLC)	10-K	001-37637	10.15	05/29/2018

10.16	Agreement of Lease, dated June 24, 2013, by and between Mimecast South Africa (Pty) Ltd and City Square Trading 522 (Pty) Ltd	F-1	333-207454	10.4	10/16/2015

10.17	Lease dated February 17, 2017 by and between Mimecast North America, Inc. and 191 Spring Street Trust	20-F	001-37637	4.11	05/26/2017

10.18	Underlease dated April 21, 2017 by and between Simmons & Simmons LLP, Mimecast Services Limited and Mimecast Limited	20-F	001-37637	4.12	05/26/2017

10.19	Lease Agreement dated January 4, 2013 between PCPI UT Owner, LP, as successor-in-interest, and Mimecast North America, Inc., as amended by Amendment No. 1 dated March 24, 2016 and Amendment No. 2 dated April 18, 2017	20-F	001-37637	4.13	05/26/2017

10.20	Agreement for Lease dated as of January 2, 2018 by and between Bluebutton Developer Company (2012) Limited, Bluebutton Properties UK Limited, B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited, and the Company, and the related Underleases	10-K	001-37637	10.20	05/29/2018

10.21#	Amended and Restated Employment Agreement dated as of September 2, 2015 between Mimecast North America, Inc. and Peter C. Bauer	10-K	001-37637	10.21	05/29/2018

10.22#	Service Agreement dated as of 22 December 2009 between Mimecast UK Limited (formerly Mimecast Limited) and Neil Murray, as amended by that certain Deed of Amendment dated as of June 12, 2015	10-K	001-37637	10.22	05/29/2018

10.23#	Employment Agreement dated as of June 12, 2015 between Mimecast North America, Inc. and Peter Campbell	10-K	001-37637	10.23	05/29/2018

10.24#	Offer Letter dated July 9, 2015 between Mimecast North America, Inc. and Edward Jennings	10-K	001-37637	10.24	05/29/2018

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date (mm/dd/yyyy)

10.25#	Offer Letter dated July 22, 2016 between Mimecast North America, Inc. and Robert P. Nault	10-K	001-37637	10.25	05/29/2018

10.26#	Offer Letter dated October 12, 2017 between Mimecast North America, Inc. and Janet Bishop Levesque	10-K	001-37637	10.26	05/29/2018

10.27#	Mimecast Limited Executive Incentive Plan – FY2019	10-K	001-37637	10.27	05/29/2018

10.28#	Amendment to Employment Agreement dated as of July 23, 2018, by and between Mimecast North America, Inc. and Peter Campbell.	8-K	001-37637	10.10	07/24/2018

10.29	Credit Agreement dated as of July 23, 2018, by and among Mimecast Limited, certain of Mimecast Limited’s subsidiaries party thereto, as guarantors, certain financial institutions party thereto from time to time, as Lenders, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-37637	10.1	07/24/2018

10.30	Pledge and Security Agreement dated as of July 23, 2018, by and among Mimecast UK Limited, the Grantors (as defined in the Pledge and Security Agreement) and JPMorgan Chase Bank, N.A., as administrative agent to the Lenders party to the Credit Agreement.	8-K	001-37637	10.2	07/24/2018

10.31	Trademark Security Agreement dated as of July 23, 2018, by and among Ataata, Inc., Mimecast Services Limited, in favor of JPMorgan Chase Bank, N.A., as administrative agent to the Lenders party to the Credit Agreement.	8-K	001-37637	10.3	07/24/2018

10.32	Patent Security Agreement dated as of July 23, 2018, by and between Mimecast Services Limited, in favor of JPMorgan Chase Bank, N.A., as administrative agent to the Lenders party to the Credit Agreement.	8-K	001-37637	10.4	07/24/2018

10.33	Security Agreement dated as of July 23, 2018 by and between Mimecast UK Limited, Mimecast Services Limited, Mimecast USD Limited, Mimecast Development Limited, as the original chargors, and JPMorgan Chase Bank, N.A., as the collateral agent.	8-K	001-37637	10.5	07/24/2018

10.34	Security Interest Agreement dated as of July 23, 2018, between Mimecast Limited and JPMorgan Chase Bank, N.A., as the administrative agent.	8-K	001-37637	10.6	07/24/2018

10.35	Security Interest Agreement dated as of July 23, 2018, between Mimecast Offshore Limited and JPMorgan Chase Bank, N.A., as the administrative agent.	8-K	001-37637	10.7	07/24/2018

10.36	Security Interest Agreement dated as of July 23, 2018, between Mimecast Services Limited and JPMorgan Chase Bank, N.A., as the administrative agent.	8-K	001-37637	10.8	07/24/2018

10.37	Security Interest Agreement dated as of July 23, 2018, between Mimecast UK Limited and JPMorgan Chase Bank, N.A., as the administrative agent.	8-K	001-37637	10.9	07/24/2018

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date (mm/dd/yyyy)
10.38#	Separation Agreement dated September 4, 2018 between Mimecast North America, Inc. and Peter Campbell.	8-K	001-37637	10.1	09/05/2018

10.39#	Israeli Sub-Plan to the Mimecast Limited 2015 Share Option and Incentive Plan.	10-Q	001-37637	10.39	11/08/2018

10.40#	Israeli Form of Agreements under the Mimecast Limited 2015 Share Option and Incentive Plan	10-Q	001-37637	10.40	11/08/2018
10.41	First Amendment to Lease dated as of the 8th day of August 2018 by and between 191 Spring Street Trust and Mimecast North America, Inc.	10-Q	001-37637	10.41	11/08/2018
10.42	Amendment to Lease Agreement dated September 5, 2018 between PCPI UT Owner, LP, as successor-in-interest, and Mimecast North America, Inc.	10-Q	001-37637	10.42	11/08/2018
10.43*

Deed of Variation dated January 17, 2019 to Agreement for Lease dated as of January 2, 2018 by and between Bluebutton Developer Company (2012) Limited, Bluebutton Properties UK Limited, B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited and Mimecast Limited.

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

Company Name

Date: February 11, 2019	By:	/s/ Peter Bauer
Peter Bauer
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: February 11, 2019	By:	/s/ Peter Campbell
Peter Campbell
Chief Financial Officer (Principal Financial and Accounting Officer)