Form 10-K
period 2019-03-31
Mimecast Ltd
filed 2019-05-29
CIK 1644675

fa

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File Number 001-37637

MIMECAST LIMITED

(Exact name of Registrant as specified in its Charter)

Bailiwick of Jersey	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
CityPoint, One Ropemaker Street, Moorgate London EC2Y 9AW United Kingdom	EC2Y 9AW
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 996-5340

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)
Ordinary Shares, nominal value $0.012 per share	MIME	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of our ordinary shares on the NASDAQ Global Select Market on September 28, 2018, the last business day of the registrant’s second fiscal quarter, was $1,864,042,783. This calculation does not reflect a determination that certain persons or entities are affiliates of the registrant for any other purpose.

The number of registrant’s ordinary shares outstanding as of May 15, 2019 was 61,345,165.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the 2019 Annual General Meeting of Shareholders, scheduled to be held on October 3, 2019, are incorporated by reference into Part III of this Report. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended March 31, 2019.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by the forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “potential,” “could,” “should,” “contemplate,” “would,” “project,” “seek,” “target,” “might,” “plan,” “strategy,” and similar expressions or variations that are not statements of historical fact are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements set forth in this this Annual Report on Form 10-K include, but are not limited to, the following:

•	our expectations regarding our revenue, expenses and other results of operations;
•	our plans to invest in sales and marketing efforts, increase the size of our sales and marketing team, and expand our channel partnerships;
•	our ability to attract new customers in each of our markets, retain existing customers, and maintain a relatively consistent revenue retention rate over the next twelve months;
•	our plans to continue to invest in the research and development of technology for both existing and new products, and increase the size of our research and development team;
•	the growth rates of the markets in which we compete;
•	our liquidity and working capital requirements;
•	our anticipated strategies for growth;
•	our ability to anticipate market needs, develop new and enhanced solutions to meet those needs, and market acceptance of any new and enhanced solutions;
•	our ability to compete in our industry and innovation by our competitors;
•	our ability to adequately protect our intellectual property and risks we face from organizations that claim we are infringing their intellectual property;
•	our ability to respond to evolving regulatory requirements regarding data protection and privacy, including the European Union’s General Data Protection Regulation;
•	the potential impact of foreign currency exchange rates on our results of operations;
•	the effects of the United Kingdom exiting from the European Union; and
•	our plans to pursue strategic acquisitions and our ability to use the technology we acquire to enhance the products and services we offer to our customers.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results and prospects. The outcome of the events described in these forward-looking statements are subject to risks, uncertainties and other factors described in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

PART I

Item 1. Business.

We are a leading global provider of cloud cyber resilience solutions for corporate data and email. Email is the number-one threat vector facing organizations today. Our fully-integrated, cloud services protect customers across the globe from incidents that typically start with email, including advanced cyberattacks, data loss, downtime, and human error. We mitigate the significant business disruption caused by email failure and downtime.  Our cloud archive secures, stores and manages data, while addressing compliance, regulatory and e-discovery requirements, and improving employee productivity. During the year ended March 31, 2019, or fiscal 2019, we launched our awareness training product to help our customers train their employees on security awareness and cyber risk.  Employee errors account for one of the leading causes of cybersecurity incidents. During fiscal 2019, we also introduced our web security product that protects our customers against malicious web activity initiated by employees and which also provides customers with the ability to block inappropriate websites. The web is the second highest threat vector for cyber attacks.

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

We developed our proprietary cloud architecture to offer customers a comprehensive cyber resilience strategy for email that spans security, continuity, archiving and end-user empowerment. These capabilities are delivered from an easy-to-use single platform, which now also includes our web security offering. Providing a fully-integrated service also simplifies ongoing management and service deployment. Our customers can then decommission the often costly and complex point products and on-premises technology they have traditionally used to address these risks. We also make it easier for customers to move more of their IT workloads to the cloud.

We serve approximately 34,400 customers and protect millions of their employees around the world. Our service scales effectively to meet the needs of customers of all sizes. We sell our services through direct sales efforts and through our channel partners. Our sales model is designed to meet the needs of organizations of all sizes across a wide range of industries and in over 130 countries. We have approximately 1,500 employees located in offices in the United States, the United Kingdom, South Africa, Australia, United Arab Emirates, the Netherlands, Israel and Germany. For the fiscal years ended March 31, 2019, 2018 and 2017, our revenue was $340.4 million, $261.9 million and $186.6 million, respectively.

Industry Background

Email and web are critical tools for organizations of all sizes. Email also captures a comprehensive history of corporate activity, knowledge and data vital for day-to-day business operations and employee productivity. Email needs protection and the technology needed to protect has extended well beyond the corporate mailbox itself to include additional security, continuity and archiving services, all of which have typically been offered by separate vendors with different approaches.

While our industry is rapidly evolving, we believe the following reflect the key themes and compelling trends that are important to understanding our industry:

•	Email and web are critical to all organizations;
•	Many critical IT systems rely on email to operate effectively;
•	Email and web are the primary security targets for advanced cyberattacks;
•	The amount of critical and sensitive data in email archives is growing rapidly;
•	Data protection, cybersecurity and data privacy are key compliance and regulatory concerns for all organizations;

•	Email downtime is disruptive to employee productivity;
•	IT workloads, including business productivity tools, are moving to the cloud;
•	Business email mailboxes are moving to the cloud, but this creates new risks to mitigate;
•	Traditional email security, continuity and archiving alternatives can be inadequate and may not address increasing customer requirements and protect against next generation security threats;
•	Point products are inflexible and only address part of the problem;
•	Traditional on-premises or hosted architectures have performance limitations and are expensive; and
•	Employee training on cybersecurity risks is increasingly viewed as critical to risk mitigation.

The limitations of traditional security and archiving technologies mean customers need to rethink their approach to protecting email, web and corporate information. We believe organizations are ultimately looking to implement a multi-layered cybersecurity and resilience strategy that delivers protection of users, data and operations from the risks arising from technological failure, human error and malicious intent. The risks also increase with organizations migrating to Microsoft Office 365®, as it is a complex email solution that is a high value and high-profile target. Organizations also need robust continuity options to solve for unpredictable events that cause an outage to email and result in disruption to business. A multi-layered cybersecurity and resilience approach is needed to effectively address the diverse threats and data classifications within a single data environment.

Meeting this growing customer demand requires an email and data security cloud service that meets the following requirements:

•

Integrated Offering. By bringing multiple requirements into a cyber resilience solution for data and email platform, our service helps organizations reduce the complexity and cost of managing point technologies from disparate vendors and brings additional benefits from new capabilities made possible due to the platform, and cloud delivery.

•

Strong Technology. As organizations substitute specialized products provided by different vendors, it is imperative that the individual products are as good as, or better than, those being replaced. Organizations are not willing to compromise on performance or security at a product level.

•

Native Cloud. As organizations shift workloads to the cloud and move away from retaining on-premises or single tenant hosted cloud infrastructure, today’s email and web security and information management technology must be natively cloud-based, thereby eliminating the need for local software and hardware, virtual machines and device hosting.

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

•

Adaptable to Customer Needs. With the rapidly shifting threat landscape and other IT requirements, customers’ email and web security needs are continuously evolving. It is important that email and web security and information management solutions adapt quickly to help organizations keep pace with changing risks and enhance productivity. In addition, organizations are increasingly interested in enhancing cybersecurity training for employees as they realize that human error is one of the key factors in many cyber incidents.

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

Our Market Opportunity

The United States Census Bureau estimates there are approximately 5.8 million organizations employing 121.1 million employees in the United States. Among them, there are over 610,000 small and mid-size organizations, which are defined as those organizations employing 20 to 4,999 employees that together have approximately 59 million employees. Based on a recent report by Gartner, Inc., worldwide combined spending will total approximately $7.8 billion for the secure email gateway software, secure web gateway software, and enterprise data loss prevention software markets (see chart below). IDC Research estimates the markets for backup and recovery software, and e-discovery software will grow to $11.6 billion. Based on these reports, the combined markets catering to enterprise information and email security, web security, continuity and archiving are estimated to be $19.4 billion in 2021. We believe there is a considerable need for a comprehensive integrated cloud solution that can address the needs of customers in these markets.

We believe our immediate opportunity is to replace incumbent email security, continuity and archiving vendors. As we extend our products into adjacent areas, including web security, we anticipate this will open additional opportunities to take further market share in a wider range of enterprise security and data management markets. We also expect to benefit from the growing popularity of cloud email services, specifically Microsoft Office 365® and Google, and the customer need for complementary security, archiving, back-up and continuity services.

The Gartner Report described herein, (the “Gartner Report”) represents research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, Inc. (“Gartner”), and are not representations of fact. Each Gartner Report speaks as of its original publication date (and not as of the date of this Form 10-K filing) and the opinions expressed in the Gartner Report are subject to change without notice.

Our Solution

Our integrated suite of cloud services for security, continuity and archiving is designed to offer true cyber resilience for email and web and delivers comprehensive email risk management beyond the primary mail server. We protect customers and their data from the growing threat of email attacks through malware, spam, data leaks and advanced threats such as phishing and impersonation attacks. Our continuity services ensure email and corporate information remain available in the event of a primary system failure or scheduled maintenance downtime. We also help organizations securely and cost effectively archive their growing email and file repositories to support employee productivity, compliance and e-discovery.

Our customers benefit from:

•

Comprehensive Email, Web and Data Risk Management in a Single, Unified Cloud Service. Our services integrate a range of technologies into a comprehensive service that would otherwise require an array of individual devices or services from multiple vendors. We enable customers to decommission these technologies, reduce the cost and complexity of their infrastructure, redeploy IT resources, and improve the security and risk management of their corporate email and web environment.

•

Best-of-Breed Security, Continuity and Archiving Services. We believe our customers should not have to compromise on the quality of their email and web security, continuity or archiving services in order to benefit from integration. Our strategy is to develop best-of-breed capabilities within our integrated service to compete successfully with industry-leading point products in three critical areas:

•

Email, Web and Data Security: We protect customers from a comprehensive range of email, web and data related threats that include, but are not limited to, spam, viruses, impersonation attacks, phishing and spear phishing, identity theft, advanced persistent threats, malicious attachments, known and unknown malware, outbound spam outbreaks and malicious inbound URLs, extortion and fraud. We combine our proprietary cloud-based scanning, detection and real-time intelligence gathering technologies with third-party threat data and malware libraries to deliver comprehensive and overlapping protection reflective of a best-of-breed security service.

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

•

Web Scale Performance for Organizations of All Sizes. Our cloud service is built to address the most demanding scale, performance and availability requirements of large enterprises but delivers this as a subscription-based cloud service that puts these capabilities within the reach of small and mid-market organizations too. Our data centers process approximately 527 million emails per day, and store approximately 296 billion emails and approximately 54 petabytes of customer data. We achieve demanding continuity service commitments with data centers that are replicated in each of our primary geographies and operate in active-active mode enabling fast failover and fail-back as required.

•

Easy to Deploy and Manage. Our service is designed to be easy to deploy. Customers simply route their email traffic through our cloud and can be up and running in a matter of days and sometimes less. We then enable our customers to add or delete new services and employees, and manage all security and other policies centrally via a single web-based administration console that significantly simplifies the ongoing management of their email and data environment.

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

•

An Easier Move of Additional Critical Workloads to the Cloud. For those customers that want to put more workloads into the cloud, our technology facilitates the migration of email by removing the complexity that has stalled many customers to date. Our interoperability with cloud-based email servers, such as Microsoft Office 365®, makes this easier to achieve and helps to mitigate remaining concerns about the reliance of single-vendor security, data integrity and continuity risk of such a move. Our data ingestion offering also allows customers to bring their legacy data into our cloud archive to ensure it is a complete record of current and historic data.

•

Compelling Return on Investment. Our unified, cloud-based service enables our customers to decommission a range of legacy and disparate technologies that support their email server and recover these costs. We utilize hardware efficiently, and share a single instance of operating software as well as storage and processing hardware securely across the whole customer base within each data center, allowing us to deliver cloud-scale economic and performance benefits to our customers. Customers also benefit from the continuous improvement of our service without the need to pay for service packs or updates. Our service bundles and subscription-based pricing also enable customers to pay per employee and select their desired services making costs easy to predict and affordable.

Our Growth Strategy

We will continue to invest in our cloud security, data and risk management services. As more organizations move IT workloads such as email to the cloud, we believe we are well positioned to continue capitalizing on this growing opportunity globally.

Our growth strategy is focused on the following:

•

Acquire New Customers. We have built our global cloud architecture to offer best-of-breed capabilities and to be highly scalable and affordable for organizations of any size, ranging from small and mid-market customers to the largest global enterprises. Moreover, we offer our security, continuity and archiving services as bundles and in a modular fashion, enabling us to win new customers by addressing a variety of initial needs and use cases that we are then often able to expand over time as we cross sell other offerings. We will continue to invest in a direct sales force combined with a focused channel strategy designed to serve the various requirements of small, mid-market and large enterprises and to bring new customers onto our cloud architecture.

•

Drive Revenue Growth from Our Existing Customer Base. We serve approximately 34,400 customers of all sizes. We provide a high level of service that results in our customers staying with us year over year, which has resulted in a revenue retention rate of 111%, 110% and 111% for the fiscal years ended March 31, 2019, 2018 and 2017, respectively. This large and loyal customer base provides us with the opportunity to sell additional services and add more employees to their subscriptions. We believe we have significant upsell potential in our existing customer base with current and new services. For a description of how we calculate our revenue retention rate, see Part 1, Item 6, “Selected Financial Data” in this Annual Report on Form 10-K.

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

•

Actively Invest in Our Channel Partner Network. The majority of our sales are through a reseller channel designed specifically to meet the requirements of each of our target customer segments. In the large enterprise market, we are building on existing relationships with leading systems integrators. In small and mid-market organizations, we are extending our network of leading IT resellers. We expect to expand our channel strategy over time to incorporate additional security or cloud specialists, as well as resellers focusing on supporting customers with the transition to Microsoft Office 365®. We intend to further invest in our network of channel partners to continually extend our global sales, service and support capabilities.

•

Continue to Expand Our Geographic Presence. We were founded outside the United States and, consequently, approximately 50% of our revenue in fiscal year 2019 and 51% of our revenue in fiscal years 2018 and 2017 was derived from non-U.S. locations. We view the United States as our most significant growth market. Since founding our U.S. business in 2008, we have established a successful direct sales channel and service infrastructure to exploit this opportunity. We plan to investigate additional international expansion from our regional bases in the United States (for North America), the United Kingdom and Germany (for Europe), South Africa (for Africa and the Middle East), and Australia (for Asia-Pacific).

•

Growth Through Acquisitions. We believe there is a significant opportunity to grow our business by acquiring complementary products, technologies and businesses. We look for products and technologies that will enable us to expand our offerings to our existing customer base and attract new customers that we were not able to service with our existing offerings. We also believe that acquisitions give us access to potential employees with industry experience that may not otherwise be available to us. In July 2018, we acquired ATAATA, Inc., or Ataata, a cybersecurity training and awareness platform designed to reduce human error in the workplace. The Ataata service forms the core of our new awareness training offering. In July 2018, we also acquired Solebit LABS, Ltd., or Solebit, an Israeli-based cybersecurity software provider that offers a fast, accurate and computationally efficient approach for the identification and isolation of zero-day malware and unknown threats in data files as well as links to external resources. We believe that our acquisition of this technology and the incorporation of such technology into our current products and services further enhances Mimecast’s cyber resilience platform architecture. In January 2019, we acquired Simply Migrate, Ltd., or Simply Migrate, a provider of archive data migration technology, which enhances the data migration services we offer our customers.

Our Technology

We have developed a native cloud architecture, including our own proprietary software as a service, or SaaS, operating system, Mime | OS™, and customer-facing services, to address the specific risks and functional limitations of business email and data. Our innovative cloud-based approach does not require on-premises or hosted appliances. We believe we are one of only a few cloud service providers that have fully committed to native cloud development.

We have a proven record of performing successfully at considerable scale and addressing rapidly growing customer demands. We process approximately 527 million emails per day and manage approximately 296 billion emails in total with our service. We archive approximately 54 petabytes of customer data and add more than 78.6 terabytes of customer data per month.

We are able to provision customer email and onboard massive amounts of email data from legacy archives rapidly and efficiently. This drives customer adoption and makes the cloud transition easier than our customers typically expect. Once a customer is live on our service, adding new products to their subscription simply requires activation from within a single administration console.

Our Proprietary Native Cloud Architecture— Mime | OS™

We developed our proprietary operating system, Mime | OS™, for native cloud services. Mime | OS™ enables secure multi-tenancy and takes advantage of the cost and performance benefits of using industry-standard hardware and resource sharing specifically for the secure management of email and data. This enables us to provision efficiently and securely across our customer base, minimizing the impact of spare or over-provisioned processing and storage capacity, reducing the cost of providing our services.

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

Mime | OS™ also streamlines our customer application development and enables strong integration across our services. All of our customer applications and services, except Mimecast Awareness Training, use Mime | OS™ to interact with our data stores and processing technology, as well as interoperate effectively with each other. We expect that Mimecast Awareness Training will be on Mime | OS™ during the first half of the fiscal year ended March 31, 2020.

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

Our commitment to continual improvement in Mime | OS™, our customer applications and our hardware infrastructure mean we are constantly strengthening the performance of our service as we scale. These improvements include faster archive search times and data ingestion, greater storage density, improved processing and extended security coverage. Each week, we roll out updates and enhancements centrally that benefit our customers without the need for additional infrastructure investment on their part. Additionally, when new threats emerge, we act once by making changes to our service and all customers benefit immediately. We can also identify and act on threats to one customer and quickly prevent them from impacting others by changing our core system.

How Our Services Work

Mimecast Advanced Security

We protect inbound and outbound email from malware, spam, advanced persistent threats, email Denial of Service, or DoS, and Distributed Denial of Service, or DDoS, data leaks and other security threats.

Inbound email is directed through Mimecast Email Security, which performs comprehensive security checks before the email is delivered to the customer’s email infrastructure. This prevents unwanted email from reaching the customer in the first place and cluttering their infrastructure unlike on-premises services from competitors. Each day, we monitor approximately 1.2 billion messages and deliver, on average, less than 50% of those messages to the customer.

Outbound email sent from the customer also passes through our service and is checked before being sent on to prevent it from presenting a security threat to the recipient. Outbound email can also be encrypted and scanned by our comprehensive content controls to prevent confidential documents or data leaving the business. Data leak prevention is a key consideration for all organizations.

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

As email, file attachments, and associated critical metadata that identifies activity is sent or received, it can be saved in a secure, tamper-proof archive in the Mimecast cloud automatically and indefinitely. Our employee mobile and desktop search tools and administration console then allow for detailed investigation of the archive. We also enable customers with legacy archive data to put this into their single Mimecast archive, which improves adherence to data compliance obligations and gives employees access to a complete historical view of their archive.

Our Mimecast Enterprise Information Archiving service offers secure lifetime storage of email, files and instant messaging conversations paid for on a per-employee basis and not on a data usage basis. By switching to the Mimecast Enterprise Information Archiving Service, expensive and ineffective onsite archives can be decommissioned, reducing the data load on the primary email service. Our search tools make it easy for legal staff and employees to quickly find data without the need to turn to the IT team. Finally, our archive can also include legacy data that would otherwise be held in additional storage. This can be ingested over-the-wire or via encrypted physical drives sent from the customer to us.

Mimecast Web Security

Mimecast Web Security service protects against malicious web activity initiated by user action or malware and blocks access to inappropriate websites based on acceptable use policies.  When a user makes a request for a web-based resource (typically in a browser) by clicking a link or typing in an address, that request is then forwarded to the service for resolution and inspection or filtering. The service applies the customer’s acceptable use controls, as well as any bypass exceptions, and evaluates the site’s classification to determine if the site safe or unsafe. Access to unsafe web resources is blocked, and the user is notified via a block page. Access to safe web resources is immediately allowed, with the IP address of the requested site being returned to the user’s browser so the content can be accessed.  Access logs and associated reports generated by the service are available for review by a system administrator with the appropriate privileges.

Our Global Data Center Network

We have built networks in twelve data centers in six locations around the world to deliver our services, except Mimecast Awareness Training where we currently leverage Amazon Web Services® for delivery of certain aspects of the service. This gives customers geographic and jurisdictional control over data location, which enables them to address data privacy concerns. Each region operates two identical data centers that function in active-active mode in different locations, and have N+1 set-ups to meet our continuity of service commitments. Because of this redundancy, we can switch operations from one data center to another to maintain our customers’ email and data services. We have developed a modular approach to provisioning a new data center and can transition among data centers as needed in existing or new geographies. Our twelve co-located data centers are replicated and operate in active-active mode to allow for continuity of service in the event of downtime or maintenance.

Our Services

Our email and web security, continuity and archiving services protect customer data, providing organizations comprehensive risk management in a single, cloud-based, fully-integrated service, which is licensed on a subscription basis.

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

•

Mimecast Enterprise Information Archiving unifies email, data to support e-discovery, forensic analysis and compliance initiatives, and gives employees fast access to their personal archive via PC, Mac® and mobile apps.

•	Mimecast Web Security service protects against malicious web activity initiated by user action or malware and blocks access to inappropriate websites based on acceptable use policies.

Mimecast Advanced Security

Mimecast Secure Email Gateway provides a critical defense against hackers seeking to capture and exploit valuable organizational information and disrupt business operations. Our Mimecast Email Security services provide comprehensive email security. They block spam, malware, malicious URLs, spear-phishing, and defined content from entering or exiting the organization. Further, these services provide administrators granular security and content policy control for inbound, outbound, and internal email traffic to help protect against cyber threats and data leaks. Integration into Microsoft Outlook® and via mobile apps provides employees the freedom to be self-sufficient and to manage their quarantines, personal blacklists, and many other aspects of their email security and management. Through our advanced data leak protection and content controls, organizations can prevent the inadvertent or malicious loss of sensitive corporate data. Policies using keywords, pattern matching, file hashes and dictionaries actively scan all email communications including file attachments to stop data leakage and support compliance. Suspect emails can be blocked, quarantined for review by administrators or sent securely.

Customers can benefit from the following Mimecast Email Security services:

•

Targeted Threat Protection: Highly sophisticated targeted attacks, including spear-phishing, are using email to successfully infiltrate organizations, exploit users and steal valuable intellectual property, customer data and money.

•

URL Protect addresses the threat from emails containing malicious links. It automatically checks hyperlinks each time they are clicked, preventing employees from visiting malicious websites regardless of what email client or device they are using. It also includes innovative user awareness capabilities so IT teams can raise the security awareness of employees as part of their daily email activities. Once enabled, a percentage of links in emails clicked by an employee will open an informational screen. This will provide employees with more information about the email and its destination, encouraging them to consider whether the email is coming from a reliable source and if the page is safe. If the employee chooses to continue, the choice is logged and URL Protect scans the link and blocks access if the destination is deemed unsafe. IT administrators can adjust the frequency of these awareness prompts to ensure employee caution is maintained. Repeat offenders that regularly click bad links can automatically receive more frequent prompts until their behavior changes. The IT team can track employee behavior from the Mimecast administration console and target additional security training as required.

•

Attachment Protect reduces the threat from weaponized or malware-laden attachments used in spear-phishing and other advanced attacks. It includes pre-emptive sandboxing to automatically security check email attachments before they are delivered to employees. Attachments are opened in a virtual environment, or sandbox, isolated from the email system, security checked and passed on to the employee only if no threat is detected. It also includes the option of an innovative safe file conversion capability that automatically converts attachments into a safe file format, neutralizing any chance of malware. The attachment is delivered to the employee in read-only format without any sandbox analysis delay. As most attachments are read rather than edited, this is often sufficient for many users. Should the employee need to edit the attachment, they can request it and from there it is sandboxed on-demand and delivered in the original file format.

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

•

Internal Email Protect, or IEP, allows customers to monitor, detect and remediate security threats that originate from within their internal email systems. This capability provides for the scanning of attachments, URLs, and content in internally generated email. In addition, IEP includes the ability to automatically remediate infected email from a user’s inbox.

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

Mimecast Business Continuity

Email continuity protects email and data against the threat of downtime as a result of system failure, natural disasters, planned maintenance, system upgrades and migrations. Mimecast Mailbox Continuity services significantly reduce the cost and complexity of mitigating these risks and provides uninterrupted access to live and historic email and calendar information. During an outage our service provides real-time inbound, outbound and internal email delivery. The continuity service can be activated and deactivated directly and instantly from the Mimecast console by administrators for the complete organization or for specific groups affected by limited outages. All outage events are fully logged. We also support email top-up services for customers who have to recover their Microsoft Exchange® environments from backups. The continuity service is capable of reliably and securely supporting customers during short or long-term continuity events. Integration with Microsoft Outlook®, a native app for Mac® users and a full suite of mobile apps means employees have seamless access to their email in the event of a disruption or outage.

Mimecast Enterprise Information Archiving

Our cloud archive consolidates into one store all inbound, outbound and internal email, files and instant messaging in a perpetual, indexed and secure archive. Using our Mimecast Enterprise Information Archiving service, customers can also incorporate legacy data from additional archives into the same searchable store.

All data is encrypted and preserved within a Write Once Read Many, or WORM, state. Proprietary indexing and retrieval solutions allow customers to search individual mailboxes or the entire corporate archive in seconds. Our mobile, tablet, desktop and web applications ensure that employees can search and make the best use of their entire corporate archive in a fast, reliable and informative way. Intensive logging services cover the use of the archive, and roles and permissions govern what employees can see in the archive based on their role. Our purpose-built ingestion and export services support rapid high-volume extraction, scrubbing and loading of significant quantities of data. Our archive solution retains metadata that arises from gateway and continuity operations and we preserve both received and altered variants of emails that pass through our secure email gateway. Retention options for customers range from individual retentions, to data retained for an entire customer on a perpetual basis.

Customers can also purchase the following additional services as part of our Mimecast Enterprise Information Archiving offering:

•

Recoverability: Email continues to be the preferred business communication tool and de facto data repository. It holds vast amounts of critical and sensitive information. Protecting the data in emails against loss or corruption and managing spiraling inboxes is imperative to organizations of all sizes. Mimecast Sync & Recover, which works with Microsoft Exchange® and Microsoft Office 365®, offers three key capabilities on top of the built-in tools provided by Mimecast Archiving, including Sync & Recover, Granular Retention Management and Mailbox Storage (Stubbing) Management. Sync & Recover delivers rapid and granular recovery of mailboxes, calendar items and contacts lost through inadvertent or malicious deletion or corruption.

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

•

Granular Retention Management: Managing email retention policies can be complex and time-consuming, because different business groups and individuals have varying requirements for email retention including, for example, how long email should, or is required to be retained. Mimecast Granular Retention Management enables IT teams to centrally apply policies to manage the retention of email content and related metadata.

•

Mimecast Compliance Protect: This feature, which was launched in fiscal 2019, assists customers in highly regulated industries comply with the significant record retention requirements of various regulatory agencies, such as the Securities and Exchange Commission, or SEC, and the Financial Industry Regulatory Authority, Inc., or FINRA.

Mimecast Web Security

In fiscal year 2019, we launched Mimecast Web Security. As the workplace has changed and the how, when and where employees work has become increasingly flexible with users wanting to work anytime, anywhere, and on any device, the landscape for how our customers manage risk, from cloud applications outside their sanctioned IT systems to guest or public Wi-Fi networks, has become increasingly challenging. Email and the web are the sources of nearly all data security incidents and breaches that occur. Most organizations do not monitor domain name system, or DNS, activity, leaving them vulnerable to this communications path. The Mimecast Web Security service protects against malicious web activity initiated by user action or malware, ransomware and other malicious software, and blocks access to inappropriate websites, based on business polices. Our Mimecast Web Security Service adds strong security at the DNS layer of the web and is easy to implement and manage. When combined with the Mimecast Secure Email Gateway, organizations can use a single, cloud-based service that protects against the two dominant cyberattack vectors: email and the web. The combined solution is also built to leverage each customer’s existing configurations for directory synchronization, branding, role-based access control, and other core platform features to help reduce both set-up time and maintenance.

Mimecast Awareness Training

In order to help our customers address security risks associated with the activities of their employees, in fiscal 2019, we launched Mimecast Awareness Training.  Mimecast Awareness Training addresses a customer’s vulnerability to human error by combining effective, modern and engaging training techniques with predictive analytics. Our advanced risk scoring of our customers’ employees uncovers problems that cut across multiple issues and behaviors, enabling customers to be proactive about mitigation. By leveraging the risk score, customers can deliver personalized training regimens or tailor system permissions and access for individual employees based on risky behavior and likelihood of being targeted for attack.

Service Bundles

Many of our customers take advantage of the ability to combine our services and capabilities into a unified service managed from a single administration console. Most customers purchase the bundles from the outset, but some prefer to start with specific packages, then upgrade to additional products over time. Our service range continues to respond to the changing threat landscape and reflect customers’ requests for combinations of services across advanced security, including email and web, continuity, archiving and awareness training.

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

Sales

We sell our services through direct sales efforts and through our channel partners. Our sales model is designed to meet the needs of organizations of all sizes across a wide range of industries and in over 130 countries. Our sales team is based in offices in Boston, Chicago, Dallas and San Francisco, United States; London, United Kingdom; Johannesburg and Cape Town, South Africa; Melbourne and Sydney, Australia; Amsterdam, the Netherlands, Dubai, UAE and Munich, Germany. We maintain a highly-trained sales force of approximately 440 employees as of March 31, 2019, which is responsible for acquiring and developing new business.

We also have an experienced sales team focused on developing and strengthening our channel partner relationships. Many organizations work with third-party IT channel partners to meet their security, IT and cloud service needs, so we have formed relationships with a variety of the leading partners to target large enterprises, mid-market and small organizations. For large enterprises, we work with international partners including CDW and Dimension Data. In the mid-market, we work with leading national partners, including Softchoice, SHI, CDW and Softcat. The small business market is primarily served by the reseller community and by managed service providers, who typically provide or host email services. We work closely with all channel partners to offer cooperative marketing, deal registration, as well as support and technical resources. We believe these partners view our services as a key source of additional revenue and a way for them to add significant value to their customers as they can support their desire to move to the cloud without compromising their security position.

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

We plan to continue to invest in our sales organization to take advantage of a large market opportunity through both the growth of our direct sales organization and investment in our channel partners.

Marketing

Our marketing strategy is designed to meet the specific needs of each of our customer segments. We are focused on building the Mimecast brand and product awareness, increasing customer adoption of our products, communicating the advantages of our solution and its benefit to organizations, and generating leads for our channel partners and direct sales force. We also invest in public relations and thought leadership to build our overall brand and visibility. We execute our marketing strategy by using a combination of internal marketing professionals and a network of global channel partners. We invest in field, channel, product and brand marketing and have increased our investment in digital marketing to drive greater lead generation volume and efficiency.

Customer Service and Support

We maintain our strong customer retention rate through the strength and quality of our products, our commitment to our customers’ success and our award-winning global Customer Success and Support teams, which consist of approximately 320 employees dedicated to ensuring a superior experience for our customers. For each of the fiscal years ended March 31, 2019, 2018 and 2017, our customer retention rate has been consistently greater than 90%. We calculate our annual customer retention rate as the percentage of paying customers on the last day of the prior year who remain paying customers on the last day of the current year.

We have designed a comprehensive monitoring methodology that measures and evaluates the interactions we have with our customers from sales and on-boarding to support and renewal. Our cross-functional teams, under the supervision of our Chief of Customer Operations, work together to ensure the best customer experience is achieved and to address customer needs as they arise.

A key value driver of our customer on-boarding process is our Legacy Data Migration services. Our customers often have legacy email archives that they want to move to the cloud. As data loads increase these archives become more and more cumbersome to manage and can reach 400TB or more in some cases. Our data migration service helps solve the problems customers face when extracting data and getting it into the right format for importing to the cloud, which can be expensive, time-consuming and require interactions with multiple vendors. We expect that the technology we acquired in connection with the Simply Migrate acquisition will enhance the data migration services we offer to our customers.

In addition, we offer a full range of support services to our global customer base, including comprehensive online resources and email support with no outsourcing of support or account management to third parties. We also offer various additional services that include options for 24x7 telephone support and an assigned customer success manager. These support services are tiered to meet specific requirements of our diverse customers. Our full range of customer outcome driven onboarding services is designed to cater to all customer segments. These services include dedicated implementation and onboarding consultancy services. We have a dedicated training team and resources designed to enable customers to get the full benefit from their investment. Our comprehensive education and consultancy offerings include administrator training and certification, end-user training, and e-discovery training for compliance teams, all of which are available in-person and online.

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

Customers

As of March 31, 2019, we had approximately 34,400 customers and protected millions of their employees in over 130 countries. Our diverse global footprint is evidenced by the fact that in the fiscal year ended March 31, 2019, we generated 50% of our revenue from the United States, 31% from the United Kingdom, 14% from South Africa and 5% from the rest of the world. Our customers range from large enterprises with approximately 95,000 employees to small organizations with less than 50 employees and represent a diverse set of industries. For example, in the fiscal year ended March 31, 2019, we generated 11% of our revenue from customers in the legal services industry, 14% from customers in the professional, scientific and technical services industry, 10% from customers in the manufacturing industry and 13% from customers in the finance and insurance industry. Our business is not dependent on any single customer. No single customer represented more than 1% of our annual revenues in the fiscal years ended March 31, 2019, 2018 or 2017.

Research and Development

Our engineering, operations, product and development teams work together to enhance our existing products, technology infrastructure and underlying Mime | OS™ cloud architecture, as well as develop our new product pipeline. Our research and development and product management team interacts with our customers and partners to address emerging market needs, counter developing threats and drive innovation in risk management and data protection. We operate a continuous delivery model for improvements to our infrastructure and products to ensure customers benefit from regular updates in protection and functionality without the need for significant intervention on their part. Our research and development and product management efforts give prominence to services that enhance our unification commitment and allow customers to displace point solutions or on-premises products.

Intellectual Property

Our success is dependent, in part, on our ability to protect our proprietary technologies and other intellectual property rights. We primarily rely on a combination of trade secrets, copyrights and trademarks, as well as contractual protections to establish and protect our intellectual property rights. As of March 31, 2019, we have 15 patents issued and 18 patent applications pending in the United States. We also have 5 patents issued and 1 patent applications pending for examination in non-U.S. jurisdictions. We intend to pursue additional patent protection to the extent that we believe it would be beneficial and cost effective.

We have registered “Mimecast” and certain other marks as trademarks in the United States and several other jurisdictions. We also have a number of registered and unregistered trademarks in the United States and certain other jurisdictions and will pursue additional trademark registrations to the extent we believe it would be beneficial and cost effective. We are the registered holder of a variety of domestic and international domain names that include “mimecast.com,” “mimecast.co.uk,” “mimecast.co.za,” and similar variations.

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

We expect that software and other solutions in our industry may be increasingly subject to third-party infringement claims as the number of competitors grow and the functionality of products in different industry segments overlap. Moreover, many of our competitors and other industry participants have been issued patents, or filed patent applications, and have asserted claims and related litigation regarding patent and other intellectual property rights. Third parties, including non-practicing patent entities, have from time to time claimed, and could claim in the future, that our technologies infringe patents they now hold or might obtain or be issued in the future. See Part I, Item 1A, “Risk Factors — We may be sued by third parties for alleged infringement of their proprietary rights” in this Annual Report on Form 10-K.

Competition

Our market is large, highly competitive, fragmented, and subject to rapidly evolving technology and security threats, shifting customer needs and frequent introductions of new products and services. We do not believe that any specific competitor offers the fully unified service and integrated technology that we do. However, we do compete with companies that offer products that target email, web and data security, continuity and archiving, as well as large providers such as Google Inc. and Microsoft Corporation, who offer functions and tools as part of their core mailbox services that may be, or be perceived to be, similar to our offerings. Our current and potential future competitors include: Barracuda Networks, Inc., Google, Microsoft Exchange Online Protection, Proofpoint, Inc., Symantec Corporation, Agari Data, Inc., and Cisco Systems Inc., in security; Dell EMC, Microsoft Office® 365®, Proofpoint, Veritas Technologies LLC, Smarsh Inc., and Barracuda in archiving; KnowBe4, Inc., Cofense Inc., and Wombat Security, a division of Proofpoint, in awareness training; and Cisco, Webroot Inc., TitanHQ’s Webtitan, SafeDNS, Inc., Akamai Technologies, Inc, Infoblox Inc., Forcepoint LLC, Trustwave Holdings, Inc., and Zscaler, Inc. in web security. Some of our current and future competitors may have certain competitive advantages such as greater name recognition, longer operating history, larger market share, larger existing user base and greater financial, technical and other resources. Some competitors may be able to devote greater resources to the development, promotion and sale of their products than we can to ours, which could allow them to respond more quickly than we can to new technologies, threats and changes in customer needs. We cannot provide any assurance that our competitors will not offer or develop products or services that are superior to ours or achieve greater market acceptance.

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

We believe that we compete favorably based on these factors. Our ability to remain competitive will depend to a great extent upon our ongoing performance in the areas of product and cloud architecture development, core technical innovation, channel management and customer support.

Employees

As of March 31, 2019, we had 1,495 employees and subcontractors, including 606 in sales and marketing, 310 in research and development, 317 in services and support and 262 in general and administrative. While we have operations in the United Kingdom, the United States, South Africa, Australia, Germany and Israel, most of our employees are based in the United Kingdom and the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have never experienced a strike or similar work stoppage, and we consider our relations with our employees to be good.

Corporate Information

Mimecast Limited was incorporated under the laws of the Bailiwick of Jersey with company number 119119 on July 28, 2015 as a public company limited by shares. On November 4, 2015, Mimecast Limited became the holding company of Mimecast UK Limited, a private limited company incorporated in 2003 under the laws of England and Wales, and its subsidiaries by way of a share-for-share exchange in which the shareholders of Mimecast UK Limited exchanged their shares in Mimecast UK Limited for an identical number of shares of the same class in Mimecast Limited. Following the exchange, the historical consolidated financial statements of Mimecast UK Limited became the historical consolidated financial statements of Mimecast Limited, of which the consolidated financial statements as of and for the three years ended March 31, 2019 are included in this Annual Report on Form 10-K. Mimecast Limited has 12 subsidiaries.  Our principal operating companies are Mimecast UK Limited, a company organized under the laws of England and Wales, Mimecast Services Ltd, a company organized under the laws of England and Wales, Mimecast North America Inc., a Delaware, United States corporation, Mimecast South Africa (Pty) Ltd., a South African corporation, Mimecast Australia Pty. Ltd., an Australian corporation, and Mimecast Germany GmbH, a German corporation, each of which is a wholly-owned subsidiary of Mimecast Limited. Our principal executive office is located at CityPoint, One Ropemaker Street, Moorgate, London, EC2Y 9AW, United Kingdom.

Our ordinary shares are traded on The Nasdaq Global Select Market under the symbol “MIME”.

Geographic Information

For financial reporting purposes, total revenue and property and equipment, net attributable to geographic areas are presented in Note 14, “Segment and Geographic Information”, to the consolidated financial statements, included elsewhere in this Annual Report on Form 10-K.

Available Information

We maintain an Internet website at www.mimecast.com. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be a part of this Annual Report on Form 10-K. Our website address is included in this Annual Report on Form 10-K as inactive textual reference only. Our reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, and amendments to those reports, are accessible through our website, free of charge, as soon as reasonably practicable after these reports are filed electronically with, or otherwise furnished to, the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us, at http://www.sec.gov. We also make available on our website the charters of our audit committee, compensation committee and nominating and corporate governance committee, as well as our corporate governance guidelines and our code of business conduct and ethics. You may request copies of our reports and the other documents referenced above, at no cost, by writing to or telephoning us as follows:

Mimecast Limited

Attention: Investor Relations

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

To succeed, we must continue to attract new customers and retain existing customers who desire to use our existing security, continuity and archiving offerings and new products we introduce from time to time. Acquiring new customers is a key element of our continued success, growth opportunity and future revenue. We will continue to invest in a direct sales force combined with a focused channel strategy designed to serve the various requirements of small, mid-market and large enterprises and to bring new customers onto our cloud architecture. Any failures by us to execute in these areas will negatively impact our business.  The rate at which new and existing customers purchase our products depends on a number of factors, including those outside of our control. For example, a deterioration in macroeconomic conditions in the markets we operate in could have a negative impact on our customers, which could adversely impact our ability to attract new customers and retain existing customers.  In the past, negative macroeconomic conditions resulted in reductions in demand for IT-related capital spending generally and security solutions specifically, particularly in the financial services, legal and other industries that we target. Also, in the fiscal year ended March 31, 2017, we benefited from the decision by Intel Corporation to end-of-life its McAfee MX Logic email protection product.  Our future success also depends on retaining our current customers at acceptable retention levels. Our retention rates may decline or fluctuate as a result of a number of factors, some of which may be outside our control, including competition, customers’ budgeting and spending priorities, and overall general economic conditions in the geographic regions in which we operate. If our customers do not renew their subscriptions for our products and services, our revenue would decline and our business would suffer. In future periods, our total customers and revenue could decline or grow more slowly than we expect.

If we are unable to sell additional services, features and products to our existing customers, our future revenue and operating results will be harmed.

A significant portion of our revenue growth is generated from sales of additional services, features and products to existing customers. Our future success depends, in part, on our ability to continue to sell such additional services, features and products to our existing customers. We devote significant efforts to developing, marketing and selling additional services, features and products and associated support services to existing customers and rely on these efforts for a portion of our revenue. These efforts require a significant investment in building and maintaining customer relationships, as well as significant research and development efforts in order to provide upgrades and launch new services, features and products. The rate at which our existing customers purchase additional services, features and products depends on a number of factors, including the perceived need for additional security, continuity and archiving services, the efficacy of our current services, the perceived utility and efficacy of our new offerings, our customers’ IT budgets and general economic conditions in the geographic regions in which we operate. If our efforts to sell additional services, features and products to our customers are not successful, our future revenues and operating results will be harmed.

Our business depends substantially on customers renewing their subscriptions with us and a decline in our customer renewals would harm our future operating results.

In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions with us when the existing subscription term expires. Although the majority of our customer contracts include auto-renew provisions, our customers have no obligation to renew their subscriptions upon expiration, and we cannot provide assurance that customers will renew subscriptions at the same or higher level of service, if at all. For each of the fiscal years ended March 31, 2019, 2018 and 2017, our customer retention rate has been consistently greater than 90%. We calculate customer retention rate as the percentage of paying customers on the last day of the relevant period in the prior year who remain paying customers on the last day of the relevant period in the current year. The rate of customer renewals may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction or dissatisfaction with our solutions, the effectiveness of our customer support services, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, or reductions in our customers’ spending levels or general economic conditions in the geographic regions in which we operate. If our customers do not renew their subscriptions, or renew on less favorable terms, our revenue may decline, and we may not realize improved operating results from our customer base.

The markets in which we participate are highly competitive, with several large established competitors, and our failure to compete successfully would make it difficult for us to add and retain customers and would reduce or impede the growth of our business.

Our market is large, highly competitive, fragmented and subject to rapidly evolving technology, shifting customer needs and frequent introductions of new products and services. We currently compete with companies that offer products that target email and data security, continuity and archiving, and security awareness training as well as large providers such as Google Inc. and Microsoft Corporation, which offer functions and tools as part of their core mailbox services that may be, or be perceived to be, similar to ours. Our current and potential future competitors include: Barracuda Networks, Inc., Google, Microsoft Exchange Online Protection, Proofpoint, Inc., Symantec Corporation, Agari Data, Inc., and Cisco Systems Inc., in security; Dell EMC, Microsoft Office® 365®, Proofpoint, Veritas Technologies LLC, Smarsh Inc., and Barracuda in archiving; KnowBe4, Inc., Cofense Inc., and Wombat Security, a division of Proofpoint, in awareness training; and Cisco, Webroot Inc., TitanHQ’s Webtitan, SafeDNS, Inc., Akamai Technologies, Inc, Infoblox Inc., Forcepoint LLC, Trustwave Holdings, Inc., and Zscaler, Inc. in web security. In addition, as we launch new products and services, we will face competition from new and existing competitors. We expect competition to increase in the future from both existing competitors and new companies that may enter our markets. Additionally, some potential customers, particularly large enterprises, may elect to develop their own internal products. If two or more of our competitors were to merge or partner with one another, the change in the competitive landscape could reduce our ability to compete effectively. Our continued success and growth depends on our ability to out-perform our competitors at the individual service level as well as increasing demand for a unified service infrastructure. We cannot guarantee that we will out-perform our competitors at the product level or that the demand for a unified service technology will increase.

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

Acquiring new customers and expanding sales to existing customers will depend to a significant extent on our ability to expand our sales and marketing operations. We generate approximately one-third of our revenue from direct sales and we expect to continue to rely on our sales force to obtain new customers and grow revenue from our existing customer base. We expect to expand our sales force in all of our regions and we face a number of challenges in achieving our hiring goals. For instance, there is significant competition for sales personnel, including sales engineers, with the sales skills and technical knowledge that we require. In addition, training and integrating a large number of sales and marketing personnel in a short period of time requires the allocation of significant internal resources. Our ability to achieve projected growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel. We invest significant time and resources in training new sales personnel to understand our solutions. In general, new hires require significant training and substantial experience before becoming productive. Our recent hires and planned hires may not become as productive as we require, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we currently operate or where we seek to conduct business. Our growth may be materially and adversely impacted if the efforts to expand our sales and marketing capabilities are not successful or if they do not generate a sufficient increase in revenue.

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

Laws and regulations related to the provision of services on the internet are increasing, as federal, state and foreign governments continue to adopt new laws and regulations addressing data privacy and the collection, processing, storage and use of personal information. For example, in the United States, these include laws and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Graham-Leach-Bliley Act of 1999, and state breach notification and data privacy laws, as well as regulator enforcement positions and expectations reflected in federal and state regulatory actions, settlements, consent decrees and guidance documents. On June 28, 2018, the State of California enacted the California Consumer Privacy Act of 2018, or CCPA, which is scheduled to take effect on January 1, 2020. The CCPA governs the collection, sale and use of California residents’ personal information, and it will have significant impacts on businesses’ handling of personal information and existing privacy policies and procedures. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation.  The CCPA, as well as data privacy laws that have been proposed in other states, may limit our ability to use, process and store certain data, which may decrease adoption of our services, increase our costs for compliance, and harm our business, financial condition, cash flows and results of operations. In addition, the CCPA may subject us to regulatory fines by the State of California, individual claims, and increased commercial liabilities. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal frameworks with which we, or our customers, must comply, including the European Union General Data Protection Regulation, or GDPR, which became effective in May 2018 and replaced the European Union Data Protection Directive 95/94/EC. The GDPR applies to any company established in the European Union as well as to those outside the European Union if they collect and use personal data in connection with the offering of goods or services to individuals in the European Union or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. Under GDPR, fines of up to 20,000,000 Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, may be imposed. Given the breadth and depth of changes in data protection obligations, complying with its requirements has caused us to expend significant resources and such expenditures are likely to continue into the future as we respond to new interpretations and enforcement actions and as we continue to negotiate data processing agreements with our customers and business partners.

To facilitate and legitimize the transfer of both customer and personnel data from the European Union to the United States, in the past we have relied on the EU-U.S. Safe Harbor Framework, which required U.S.-based companies to provide assurance that they were adhering to relevant European standards for data protection. In October 2015, the Court of Justice of the European Union invalidated the EU-U.S. Safe Harbor Framework. In February 2016, the U.S. and European Union announced agreement on a new framework for transatlantic data flows entitled the EU-U.S. Privacy Shield and we self-certified under the EU-US Privacy Shield framework in March 2018 and we were certified in July 2018. However, the Privacy Shield continues to be subject to legal challenges and, as a result, there is some uncertainty regarding its future validity and our ability to rely on it for European to US data transfers.  If the Privacy Shield is ultimately invalidated, we will be required to identify and implement alternative solutions to ensure that we are in compliance with European data transfer requirements.  If we fail to comply fully with European privacy laws, European Union data protection authorities might impose upon us a number of different sanctions, including fines and restrictions on transfers.

Given the nature of our business and the types of information our customers store on our systems and the extent of our European operations, including our corporate headquarters in London, United Kingdom, our German operations and our customers throughout the rest of Europe, evolving data privacy and data protection laws and regulations in the European Union may significantly impact our business.

Privacy and data protections laws and regulations are subject to new and differing interpretations and there may be significant inconsistency in laws and regulations among the jurisdictions in which we operate or offer our SaaS solutions.  Legal and other regulatory requirements could restrict our ability to store and process data as part of our SaaS solutions, or, in some cases, impact our ability to offer our SaaS products in certain jurisdictions. Such laws may also impact our customers' ability to deploy certain of our solutions globally, to the extent they utilize our products for storing personal information that they store and process. In addition, in many cases these privacy laws apply not only to transfers of information to third parties, but also within an enterprise, including our company or our customers. Additionally, if third parties that we work with violate applicable laws or our policies, such violations may also put our customers’ information at risk and could in turn have an adverse effect on our business. The costs of compliance with, and other burdens imposed by, data privacy laws, regulations and standards may require resources to create new products or modify existing products, could lead to us being subject to significant fines, penalties or liabilities for noncompliance, and may slow the pace at which we close sales transactions, any of which could harm our business.

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

In order to grow our business, we anticipate that we will continue to depend on our relationships with our channel partners who we rely on, in addition to our direct sales force, to sell and support our services. In our fiscal year ended March 31, 2019, while no individual channel partner accounted for 10% or more of our revenue, in the aggregate, our channel partners accounted for 73% of our revenue. We expect that sales to channel partners will continue to account for a substantial portion of our revenue for the foreseeable future. We utilize channel partners to efficiently increase the scale of our marketing and sales efforts, increasing our market penetration to customers which we otherwise might not reach on our own. Our ability to achieve revenue growth in the future will depend, in part, on our success in maintaining successful relationships with our channel partners.

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

To date, we have suffered two significant service disruptions. The first occurred in 2013 and was a result of an equipment failure. Many of our customers in the United Kingdom experienced service disruptions for several hours. We also experienced a service disruption in September 2015 as a result of an external network DDoS attack. Customers using our Secure Email Gateway service in the United States experienced downtime related to the delivery and receipt of external emails for several hours. The scope of the incident was limited to network traffic and no customer data was lost or compromised. As a result of the service disruption, we voluntarily provided service credits to affected customers in the fiscal year ended March 31, 2016, totaling approximately $0.4 million. While we have undertaken substantial remedial efforts to prevent future incidents like these, we cannot guarantee that future attacks or service disruptions will not occur. Any future attacks or service disruptions could adversely affect our reputation, our relationships with our existing customers and our ability to attract new customers, all of which would impact our future revenue and operating results.

We have acquired, and may acquire in the future, other businesses, products or technologies, which could require significant management attention, disrupt our business, dilute shareholder value and adversely affect our results of operations.

As part of our business growth strategy and in order to remain competitive, we may acquire, or make investments in, complementary companies, products or technologies. For example, in fiscal 2017, we acquired substantially all of the business of iSheriff, Inc., a cloud security provider, and in fiscal 2018, we acquired machine learning-based malware detection technology. In July 2018, we acquired Ataata, a security awareness training provider, and Solebit, an Israeli-based developer of security software. In January 2019, we acquired Simply Migrate, a provider of archive data migration technology. Notwithstanding these acquisitions, our acquisition experience to date remains limited, and as a result, our ability as an organization to acquire and integrate other companies, products or technologies, particularly when the acquired entities are located in geographies where we have not previously done business, such as Israel, in a successful manner is unproven. We may not be able to find suitable acquisition targets, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by our customers, analysts and investors. In addition, if we are unsuccessful at integrating such acquisitions or the technologies associated with such acquisitions, our revenue and results of operations could be adversely affected. We may only be able to conduct limited due diligence on an acquired company’s technology, products and operations. Following an acquisition, we may be subject to liabilities arising from an acquired company’s past or present technology, product and operations, including liabilities related to data security and privacy of customer data and infringement of the intellectual property rights of others, and these liabilities may be greater than the warranty and indemnity limitations that we negotiate. Any liability that is greater than these warranty and indemnity limitations could have a negative impact on our financial condition. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquired business, including accounting charges. We may have to pay cash, incur additional debt, or issue equity securities to pay for any such acquisitions, each of which could adversely affect our financial condition or the value of our ordinary shares. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our shareholders. The incurrence of additional indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. See risk factors – “The terms of our Credit Agreement require us to comply with certain financial covenants and impose restrictions on our business and operations, which creates default risks and reduces our flexibility” below.

In addition, as of March 31, 2019, we had $138.2 million in goodwill and intangible assets, net of accumulated amortization, recorded on our balance sheet as a result of our recent acquisitions. We will incur expenses related to the amortization of intangible assets and we may in the future need to incur charges with respect to the impairment of goodwill or intangible assets, which could adversely affect our operating results.

If we are not able to provide successful updates, enhancements and features to our technology to, among other things, keep up with emerging cyber threats and customer needs, our business could be adversely affected.

Our industry is marked by rapid technological developments and demand for new and enhanced services and features to meet the evolving IT needs of organizations. In particular, cyber threats are becoming increasingly sophisticated and responsive to the new security measures designed to thwart them. If we fail to identify and respond to new and increasingly complex methods of attack and update our products to detect or prevent such threats, our business and reputation will suffer. The success of any new enhancements, features or services that we introduce depends on several factors, including the timely completion, introduction and market acceptance of such enhancements, features or services. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion. Furthermore, modifications to existing technologies will increase our research and development expenses. If we are unable to successfully enhance our existing services to meet customer requirements, increase adoption and usage of our services, or develop new services, enhancements, features and products, our business and operating results will be harmed.

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

We have incurred net losses in the past, and we may not be able to achieve or sustain profitability for the foreseeable future.

We have incurred net losses in each of our fiscal years since our inception in 2003 up through our fiscal year ended March 31, 2019, with the exception of our fiscal year ended March 31, 2015, in which we generated net income of $0.3 million. In our fiscal years ended March 31, 2019, 2018 and 2017, we incurred a net loss of $7.0 million, $12.4 million and $5.4 million, respectively. As of March 31, 2019, we had an accumulated deficit of $83.6 million. We have been growing rapidly, and, as we do so, we incur significant sales and marketing, support and other related expenses. Our ability to achieve and sustain profitability will depend in significant part on our obtaining new customers, expanding our existing customer relationships and ensuring that our expenses, including our sales and marketing expenses and the cost of supporting new customers, does not exceed our revenue. We also expect to make significant expenditures and investments in research and development to expand and improve our services and technical infrastructure. In addition, as a public company, we expect to continue to incur significant legal, accounting and other expenses. These increased expenditures may make it harder for us to achieve and maintain profitability and we cannot predict when we will achieve sustained profitability, if at all. We also may incur net losses in the future for a number of other unforeseen reasons. Accordingly, we may not be able to maintain profitability, once achieved, and we may incur losses in the foreseeable future.

Our business and results of operations may be negatively impacted by the United Kingdom’s withdrawal from the European Union

In June 2016, the United Kingdom held a referendum in which a majority of voters approved an exit from the European Union, or Brexit, and in March 2017, the United Kingdom formally notified the European Union of its intention to withdraw from the European Union pursuant to Article 50 of the Treaty of Lisbon.  At that time, a two-year period commenced during which the United Kingdom and the European Union began negotiating the future terms of the United Kingdom's relationship with the European Union, including, among other things, the terms of trade between the United Kingdom and the European Union. The UK government and the European Union negotiated a withdrawal agreement, but the UK Parliament did not approve the agreement.  As a result, the negotiating period has now been extended until October 31, 2019.  There remains considerable uncertainty regarding the withdrawal. If no formal withdrawal agreement is reached between the United Kingdom and the European Union, then it is expected the United Kingdom's membership in the European Union will automatically terminate on October 31, 2019, unless all remaining European Union member states unanimously consent to an extension of this period. Withdrawal without an agreement and associated transition period in place, is likely to cause significant market and economic disruption. Brexit, either with or without a withdrawal agreement in place, may affect our results of operations in a number of ways, including increasing currency exchange risk, generating instability in the global financial markets or negatively impacting the economies of the United Kingdom and Europe.  In addition, because of our significant presence in the United Kingdom, it is possible that Brexit may impact some or all of our current operations.  For example, some of our European customers that are not based in the United Kingdom may require that we move their data from our United Kingdom data centers to our data centers based in Germany.  Brexit may also impact our ability to freely move employees from our London headquarters to our other locations in Europe. The long-term effects of Brexit will depend in part on any agreements the United Kingdom makes to retain access to markets in the European Union following the withdrawal from the European Union. We expect that Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replicate or replace. Any of these effects of Brexit, and others we cannot anticipate, could negatively impact our business and results of operations.

We are subject to a number of risks associated with global sales and operations.

We operate a global business with offices located in the United States, the United Kingdom, South Africa, Australia and Germany as well as several other locations. In the fiscal year ended March 31, 2019, we generated 50% of our revenue from the United States, 31% from the United Kingdom, 14% from South Africa and 5% from the rest of the world. As a result, our sales and operations are subject to a number of risks and additional costs, including the following:

•	fluctuations in exchange rates between currencies in the markets where we do business, which impacts our reportable revenue and expenses;
•	risks associated with trade restrictions and additional legal requirements, including the exportation of our technology that is required in some of the countries in which we operate;
•	the need to adapt our solutions for specific countries;
•	greater risk of unexpected changes in regulatory rules, regulations and practices, tariffs and tax laws and treaties;
•	compliance with multiple anti-bribery laws, including the United States Foreign Corrupt Practices Act and the U.K. Anti-Bribery Act;
•

heightened risk of unfair or corrupt business practices in certain geographies, and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, financial statements;

•	limited or uncertain protection of intellectual property rights in some countries and the risks and costs associated with monitoring and enforcing intellectual property rights abroad;
•	greater difficulty in enforcing contracts and managing collections in certain jurisdictions, as well as longer collection periods;
•	potential changes in trade relations arising from policy initiatives or other political factors that could negatively impact our purchases of technology among other things;
•	management communication and integration problems resulting from cultural and geographic dispersion;
•	social, economic and political instability, particularly in South Africa following the recent elections;
•	terrorist attacks and security concerns in general; and
•	potentially adverse tax consequences.

All of the factors described above, including the previously described risks related to Brexit, and other factors could harm our ability to generate future global revenue and, consequently, materially impact our business, results of operations and financial condition.

Fluctuations in currency exchange rates could adversely affect our business.

The functional currency of our operating subsidiaries is generally the local currency of each entity and our reporting currency is the U.S. dollar. In our fiscal year ended March 31, 2019, 52% of our revenue was denominated in U.S. dollars, 28% in British pounds, 14% in South African rand and 6% in other currencies. Given that the functional currency of our subsidiaries is generally the local currency of each entity, but our reporting currency is the U.S. dollar, fluctuations in currency exchange rates between the U.S. dollar, the British pound, the South African rand and the Australian dollar could materially and adversely affect our business. There may be instances in which costs and revenue will not be matched with respect to currency denomination. We estimate that a 10% increase or decrease in the value of the British pound against the U.S. dollar would have increased or decreased our loss from operations by approximately $1.4 million in our fiscal year ended March 31, 2019 and that a 10% increase or decrease in the value of the South African rand against the U.S. dollar would have decreased or increased our loss from operations by approximately $2.9 million in our fiscal year ended March 31, 2019. To date, we have not entered into any currency hedging contracts. As a result, to the extent we continue our expansion on a global basis, we expect that increasing portions of our revenue, cost of revenue, assets and liabilities will be subject to fluctuations in currency valuations. We may experience economic loss and a negative impact on earnings or net assets solely as a result of currency exchange rate fluctuations.

Brexit may continue to have a significant impact on currency exchange rates and the global and European economy generally. The outcome of the referendum caused volatility in global stock markets and foreign currency exchange rate fluctuations, including the strengthening of the U.S. dollar against the British pound and the euro, which may continue or worsen as the outcome of the ultimate terms of the withdrawal of the United Kingdom from the European Union becomes clear. In addition, the South African economy faces a number of challenges, including slow economic growth and high unemployment.  These challenges combined with uncertainty regarding the general election, which occurred in May 2019, have made the South African rand highly volatile over the past year.  As described above, significant fluctuations in currency exchange rates between the South African rand and the U.S. dollar will impact our results of operations.

We are dependent on the continued services and performance of our key employees, including our co-founder, the loss of whom could adversely affect our business.

Our future performance depends upon contributions from our senior management team and, in particular, our co-founder, Peter Bauer, our Chairman and Chief Executive Officer. If our senior management team, including any new hires that we may make, fails to work together effectively and to execute on our plans and strategies on a timely basis, our business could be harmed. The loss of one or more of our executive officers or key employees could have an adverse effect on our business. The loss of services of Mr. Bauer could significantly delay or prevent the achievement of our development and strategic objectives.

We depend on highly skilled personnel to grow and operate our business, and if we are unable to hire, retain and motivate qualified personnel, our business may be adversely impacted.

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

We invested 17%, 15% and 12% of our revenue in research and development in our fiscal years ended March 31, 2019, 2018 and 2017, respectively. We expect to continue to dedicate significant financial and other resources to our research and development efforts in order to maintain our competitive position. However, investing in research and development personnel, developing new services and enhancing existing services is expensive and time-consuming, and there is no assurance that such activities will result in significant new marketable services, enhancements to existing services, design improvements, cost savings, revenue or other expected benefits. If we spend significant time and effort on research and development and are unable to generate an adequate return on our investment, our business and results of operations may be materially and adversely affected.

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

As a multinational organization, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and results of operations. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries. Furthermore, one or more jurisdictions in which we do not believe we are currently subject to tax payment, withholding, or filing requirements, could assert that we are subject to such requirements. Any of these claims or assertions could have a material impact on us and the results of our operations, including our cash flow.

We are subject to governmental export controls and funds dealings restrictions that could impair our ability to compete in certain international markets and subject us to liability if we are not in full compliance with applicable laws.

Our software and services may be subject to export controls and we may also be subject to restrictions or prohibitions on transactions with, or on dealing in funds transfers to/from, certain embargoed jurisdictions and sanctioned persons and entities, pursuant to the U.K. Export Control Organisation’s restrictions, the U.K. Treasury’s restrictions, the European Union Council Regulations, the United States Department of Commerce’s Export Administration Regulations, the economic and trade sanctions regulations administered by the United States Treasury Department’s Office of Foreign Assets Controls and United States Department of State, and similar laws that may apply in other jurisdictions in which we operate or sell or distribute our services. Export control and economic sanctions laws include prohibitions on the sale or supply of certain products and services to certain embargoed or sanctioned countries, regions, governments, persons and entities, as well as restrictions or prohibitions on dealing in funds to/from those countries, regions, governments, persons and entities. In addition, various countries regulate the import of certain encryption items and technology through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our services or could limit our customers’ ability to implement our services in those countries.

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

Our quarterly operating results, including the levels of our revenue, gross margin, profitability, cash flow and deferred revenue, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control and, as a result, may not fully reflect the underlying performance of our business. Fluctuations in quarterly results may negatively impact the value of our ordinary shares. Factors that may cause fluctuations in our quarterly financial results include, but are not limited to:

•	foreign currency exchange rates;
•	our ability to attract new customers;
•	our revenue retention rate;
•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•	network outages or security breaches;
•	general economic, industry and market conditions, including Brexit and economic conditions in South Africa;
•	expenses related to litigation matters;
•	increases or decreases in the number of features in our services or pricing changes upon any renewals of customer agreements;
•	changes in our pricing policies or those of our competitors;

•	new variations in sales of our services, which has historically been highest in the fourth quarter of a given fiscal year;
•

the timing and success of new services and service introductions by us and our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners; and

•	the impact of acquisitions.

The terms of our Credit Agreement require us to comply with certain financial covenants and impose restrictions on our business and operations, which creates default risks and reduces our flexibility.

In July 2018, we, together with certain of our subsidiaries as guarantors, entered into a Credit Agreement (as defined below) with certain financial institutions, as lenders, and the Administrative Agent (as defined below). The Credit Agreement provided us with a $100.0 million senior secured term loan, or the Term Loan, and a $50.0 million senior secured revolving credit facility, or the Revolving Facility, and together with the Term Loan, the Credit Facility. The Credit Agreement requires compliance with significant financial and non-financial covenants, including affirmative covenants relating to the provision of annual and quarterly financial statements and compliance certificates, maintenance of property, insurance, compliance with laws and environmental matters and negative covenants, including, among others, restrictions on the incurrence of certain indebtedness, granting of liens, making investments and acquisitions, mergers and consolidations, paying dividends, entering into affiliate transactions and asset sales. The Credit Agreement also provides for a number of events of default, including, among others, payment, bankruptcy, covenant, representation and warranty, default under material indebtedness (other than the Credit Agreement), change of control and judgment defaults.

As a result of the negative covenants, we may be restricted from engaging in business or operating activities that may otherwise improve our business or from financing future operations or capital needs. Failure to comply with the covenants, including the financial covenants, if not cured or waived, will result in an event of default that could trigger acceleration of our indebtedness, which would require us to repay all amounts owing under our Credit Agreement and could have a material adverse impact on our business. Overdue amounts under the Credit Agreement accrue interest at a default rate. We cannot be certain that our future operating results will be sufficient to ensure compliance with the financial covenants in our Credit Agreement or to remedy any defaults. In addition, in the event of any event of default and related acceleration, we may not have or be able to obtain sufficient funds to make the accelerated payments required under the Credit Agreement.

If we need to raise additional capital to expand our operations and invest in new technologies in the future and cannot raise it on acceptable terms or at all, our ability to compete successfully may be harmed.

We believe that our existing cash and cash equivalents together with available capacity under our Credit Agreement will be sufficient to meet our anticipated cash requirements for at least the next twelve months. However, unforeseen circumstances may arise which may mean that we may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all, or because of restrictions in our Credit Agreement. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests and the value of our ordinary shares could decline. If we engage in additional debt financing, we may be required to obtain the Administrative Agent’s consent and/or accept terms that are more restrictive than the terms currently applicable to us under the Credit Agreement. If we need additional capital and cannot raise it on acceptable terms, if at all, we may not be able to, among other things:

•	develop and enhance our services;
•	continue to expand our research and development, and sales and marketing organizations;
•	hire, train and retain key employees;
•	respond to competitive pressures or unanticipated working capital requirements; or
•	pursue acquisition opportunities.

Our inability to do any of the foregoing could reduce our ability to compete successfully and harm our results of operations.

Risks Related to Intellectual Property

We may be sued by third parties for alleged infringement of their proprietary rights.

There is considerable patent and other intellectual property development activity in our industry. Our success depends, in part, on our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities, including non-practicing patent entities, which are entities that have no operating business but exist purely as collectors of patents, or NPEs, and individuals, may own or claim to own intellectual property relating to our industry. Patent and other intellectual property disputes are common and third parties are currently claiming, have claimed, and may in the future claim that we are infringing upon their intellectual property rights or send us letters proposing that we license certain of their patents. In particular, there are a number of NPEs in the security industry that are particularly aggressive about pursuing alleged infringement of their patents. Given this and the proliferation of lawsuits in our industry and other similar industries by both NPEs and operating entities, we expect that we will be sued for patent infringement at some point in the future, regardless of the merits of any such lawsuits. We closely monitor all such claims, respond as appropriate, and none of the claims by the third parties have resulted in litigation to date, but legal actions by such parties are still possible. In addition, we cannot assure that actions by other third parties alleging infringement by us of third-party patents or other intellectual property will not be asserted or prosecuted against us. In the future, others may claim that our services and underlying technology infringe or violate their intellectual property rights. We may also be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. Under all of our sales contracts, we are obligated to indemnify our customers and channel partners against third-party infringement claims, and we may also be obligated to pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify services or refund fees, any of which could be costly. Even if we were to prevail in any such dispute, any litigation regarding intellectual property would be very costly and time-consuming and divert the attention of our management and key personnel from our business operations.

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

Our success and ability to compete depend in part on our intellectual property. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. As of March 31, 2019, we have 15 patents issued and 18 patent applications pending in the United States. We also have 5 patents issued and 1 patent application pending for examination in non-U.S. jurisdictions. We may not be able to obtain any further patents, and our pending applications may not result in the issuance of patents. We have issued patents and pending patent applications outside the United States, and we may have to expend significant resources to obtain additional patents as we expand our international operations due to the cost of monitoring and protecting our rights across multiple jurisdictions.

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

Risks Related to Our Ordinary Shares and Our Organization in Jersey, Channel Islands

Our share price has been and may continue to be volatile.

The market price of our ordinary shares may decline.  In addition, the market price of our ordinary shares could be highly volatile and may fluctuate substantially as a result of many factors, many of which we cannot control, including:

•	actual or anticipated fluctuations in our results of operations;
•	variance in our financial performance from the expectations of market analysts;
•	announcements by us or our competitors of significant business developments, changes in service provider relationships, acquisitions or expansion plans;
•	changes in the prices of our services or those of our competitors;
•	our involvement in litigation, including patent litigation;
•	our sale of ordinary shares or other securities in the future;
•	market conditions in our industry;
•	changes in key personnel;
•	the trading volume of our ordinary shares;
•	changes in the estimation of the future size and growth rate of our markets; and
•	general economic and market conditions, both in the U.S. and internationally including Brexit.

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

We do not anticipate that we will declare or pay any dividends in the foreseeable future, and our ability to do so may be constrained by restrictions in our Credit Agreement or future debt arrangements, if any, and by Jersey law. Consequently, investors will only realize an economic gain on their investment in our ordinary shares if the price appreciates. Investors should not purchase our ordinary shares expecting to receive cash dividends. Since we do not pay dividends, and if we are not successful in sustaining an orderly trading market for our shares, then investors may not have any manner to liquidate or receive any payment on their investment. Therefore, our failure to pay dividends may cause investors to not see any return on your investment even if we are successful in our business operations. In addition, because we do not pay dividends we may have trouble raising additional funds which could affect our ability to expand our business operations.

As a result of the loss of our previous status as a foreign private issuer, we are now required to comply with the Exchange Act’s domestic reporting regime, which causes us to incur significant legal, accounting and other expenses.

As of April 1, 2018, we no longer qualified as a “foreign private issuer” as such term is defined in Rule 405 under the Securities Act of 1933, as amended, or the Securities Act.  As a result, as of April 1, 2018, we have been required to comply with the Exchange Act reporting and other requirements applicable to U.S. domestic issuers, which are more detailed and extensive than the requirements for foreign private issuers. We have been required to make changes in our corporate governance practices in accordance with various SEC and NASDAQ rules. In addition, our officers and directors are no longer exempt from the reporting and “short-swing” profit recovery provisions of Section 16 of the Exchange Act and related rules with respect to their purchase and sales of our securities. Our loss of foreign private issuer status has increased our legal and financial compliance costs and has made some activities highly time consuming and costly.

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

We conduct operations world-wide through subsidiaries in various tax jurisdictions pursuant to transfer pricing arrangements between us and our subsidiaries. If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arm’s length and that appropriate documentation is maintained to support the transfer pricing. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable tax authorities. If tax authorities in any of these countries were to successfully challenge our transfer prices as not reflecting arms’ length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, which could result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, resulting in double taxation. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, it would increase our consolidated tax liability, which could adversely affect our financial condition, results of operations and cash flows. Double taxation should be mitigated in these circumstances where the affiliated parties that are subject to the transfer pricing adjustments are able to benefit from any applicable double taxation agreement.

Our ability to use our net operating loss or tax credit carry forwards may be subject to limitation.

As of March 31, 2019, we had net operating loss carryforwards in the U.K., U.S. federal and state, Australia, Germany and Israel.  U.S. federal net operating losses generated through the fiscal year ending March 31, 2017 expire at various dates through 2037 while U.S. federal net operating losses generating after March 31, 2017 do not expire.  The U.S. state net operating loss carryforwards expire at various dates through 2039. Net operating loss carryforwards in the U.K., Australia, Germany and Israel do not expire. As of March 31, 2019, we had a U.K. income tax credit carryforward that does not expire. As of March 31, 2019, we had Israel income tax credits that expire in 2023 and 2024.

Each jurisdiction in which we operate may have its own limitations on our ability to utilize net operating loss or tax credit carryforwards generated in that jurisdiction that may increase our U.K. and/or foreign income tax liability.

Under Section 382 of the U.S. Internal Revenue Code, if a corporation undergoes an ownership change, the corporation’s ability to use its pre-change net operating loss carryforwards to offset its post-change income and taxes may be limited. In general, an ownership change occurs if there is a 50 percent cumulative change in ownership of the company over a rolling three-year period. Similar rules may apply under U.S. state tax laws. We believe that we have experienced an ownership change in the past and may experience ownership changes in the future resulting from future transactions in our share capital, some of which may be outside our control. Our ability to utilize net operating loss carryforwards or other tax attributes to offset U.S. federal and state taxable income in the future may be subject to future limitations.

U.S. holders of our ordinary shares could be subject to material adverse tax consequences if we are considered a Passive Foreign Investment Company, or PFIC, for U.S. federal income tax purposes.

We do not believe that we were a PFIC for U.S. federal income tax purposes during the tax year ending March 31, 2019 and do not expect to be a PFIC for U.S. federal income tax purposes in the tax year. We also do not expect to become a PFIC in the foreseeable future, but the possible status as a PFIC must be determined annually and therefore may be subject to change. If we are at any time treated as a PFIC, such treatment could result in a reduction in the after-tax return to U.S. holders of our ordinary shares and may cause a reduction in the value of such shares. Furthermore, if we are at any time treated as a PFIC, U.S. holders of our ordinary shares could be subject to greater U.S. income tax liability than might otherwise apply, imposition of U.S. income tax in advance of when tax would otherwise apply and detailed tax filing requirements that would not otherwise apply. For U.S. federal income tax purposes, “U.S. holders” include individuals and various entities. A corporation is classified as a PFIC for any taxable year in which (i) at least 75% of its gross income is passive income or (ii) at least 50% of the average quarterly value of all its total gross assets is attributable to assets that produce or are held for the production of passive income. For this purpose, passive income includes certain dividends, interest, royalties and rents that are not derived in the active conduct of a trade or business. The PFIC rules are complex and a U.S. holder of our ordinary shares is urged to consult its own tax advisors regarding the possible application of the PFIC rules to it in its particular circumstances.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Principal Office Locations

The table below describes our existing principal office facilities, all of which are leased.

Location	Purpose	Square Footage	Expiration
London, United Kingdom	Global Headquarters	57,093	12/1/2019
London, United Kingdom	Global Headquarters (projected occupancy is December 2019)	113,056	3/3/2029
Lexington, Massachusetts USA	North American Headquarters	99,993	1/31/2028
Watertown, Massachusetts USA	Former North American Headquarters*	44,170	10/31/2020

* This facility is 100% subleased through the expiration of the lease.

We maintain additional leased office facilities in Johannesburg and Cape Town, South Africa, Melbourne and Sydney, Australia, Munich, Germany, Amsterdam, the Netherlands, Dubai, UAE, Tel Aviv, Israel as well as in Chicago, Dallas and San Francisco in the United States.

We believe that the total space available to us in the facilities under our current leases, or obtainable by us on commercially reasonable terms, will meet our needs for the foreseeable future.

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

Item 3. Legal Proceedings.

We have been engaged in discussions over the last several months with a NPE regarding the entity’s patented technology and allegations regarding our past infringement of that technology, our technology and a potential commercial licensing arrangement between the parties.  While no legal proceedings have been initiated, we accrued $1.0 million to general and administrative expense in the fourth quarter of the fiscal year ended March 31, 2019 based on our most recent discussions with the entity. Since no legal proceedings have been initiated and the parties are in the initial stages of discussion, we have determined that a range of possible losses cannot be reasonably estimated. We anticipate that we will continue to engage in discussions with the NPE regarding a commercial licensing arrangement, but there can be no assurance that the parties will enter into such an arrangement.  If no agreement is reached, the NPE may determine to commence legal proceedings against us, which could adversely impact our results of operations.  If legal proceedings are commenced against us, we intend to vigorously defend our company.  See Part I, Item 1A, “Risk Factors — We may be sued by third parties for alleged infringement of their proprietary rights” in this Annual Report on Form 10-K.

From time to time, we may be involved in legal proceedings and subject to claims in the ordinary course of business. Although the results of these proceedings and claims cannot be predicted with certainty, and except as described above, we do not believe the ultimate cost to resolve these matters would individually, or taken together, have a material adverse effect on our business, operating results, cash flows or financial condition. Regardless of the outcome, such proceedings can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our ordinary shares are listed on The Nasdaq Global Select Market under the symbol “MIME.”

Shareholders

As of March 31, 2019, there were 90 holders of record of our ordinary shares, including Cede & Co., a nominee for The Depository Trust Company, or DTC, which holds our ordinary shares on behalf of an indeterminate number of beneficial owners. All of the ordinary shares held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one shareholder. Because most of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our ordinary shares. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to applicable laws, including the laws of the Bailiwick of Jersey, and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, including restrictions in our Credit Agreement, capital requirements, business prospects and other factors our board of directors may deem relevant.

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plan is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Stock Performance Graph

The graph below compares the cumulative total return to shareholders on our ordinary shares for the period from November 19, 2015 (the first date that our ordinary shares were publicly traded) through March 31, 2019, against the cumulative total return of the Russell 2000® Index and the NASDAQ Computer Index. The comparison assumes $100 was invested in our ordinary shares and each of the indices and the reinvestment of dividends, if any.

The performance shown on the graph below is based on historical results and is not indicative of, nor intended to forecast, future performance of our ordinary shares.

	11/19/15	3/31/16	3/31/17	3/31//18	3/31/19
Mimecast Limited	100.00	96.34	221.68	350.79	468.81
Russell 2000 Index	100.00	96.58	121.90	136.28	139.07
NASDAQ Computer Index	100.00	100.25	127.61	162.86	183.67

This performance graph and related information shall not be deemed to be “soliciting material” or “filed” for purposes of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any filing of Mimecast Limited under the Exchange Act or the Securities Act, except to the extent that we specifically incorporate it by reference in such filing.

Item 6. Selected Financial Data.

Our historical consolidated financial statements are prepared in accordance with U.S. GAAP and presented in U.S. dollars. The selected historical consolidated financial information set forth below has been derived from our historical consolidated financial statements for the years presented. Historical information as of March 31, 2019 and 2018 and for the years ended March 31, 2019, 2018 and 2017 is derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Historical financial information as of March 31, 2017, 2016 and 2015 and for the years ended March 31, 2016 and 2015 is derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. You should read the information presented below in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes appearing in Item 8. “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K to fully understand the factors that may affect the comparability of the information presented below.

The selected consolidated financial data in this section are not intended to replace the consolidated financial statements and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended March 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue (1)	$340,377	$261,897	$186,563	$141,841	$116,085
Cost of revenue (2)	90,874	69,699	50,314	41,809	36,821
Gross profit	249,503	192,198	136,249	100,032	79,264
Operating expenses
Research and development (2)	57,939	38,373	22,593	17,663	14,461
Sales and marketing (1) (2)	139,194	121,246	96,154	65,187	51,224
General and administrative (2)	53,759	36,989	27,875	19,756	15,806
Impairment of long-lived assets	—	1,712	—	—	—
Restructuring	(170)	832	—	—	1,203
Total operating expenses	250,722	199,152	146,622	102,606	82,694
Loss from operations	(1,219)	(6,954)	(10,373)	(2,574)	(3,430)
Other income (expense)
Interest income	2,515	1,310	510	74	62
Interest expense	(5,940)	(598)	(268)	(690)	(703)
Foreign exchange (expense) income and other, net	(356)	(3,439)	6,892	811	4,508
Total other income (expense), net	(3,781)	(2,727)	7,134	195	3,867
(Loss) income before income taxes	(5,000)	(9,681)	(3,239)	(2,379)	437
Provision for income taxes	2,001	2,705	2,202	865	152
Net (loss) income	$(7,001)	$(12,386)	$(5,441)	$(3,244)	$285
Net (loss) income per share applicable to ordinary shareholders: (3)
Basic	$(0.12)	$(0.22)	$(0.10)	$(0.08)	$0.01
Diluted	$(0.12)	$(0.22)	$(0.10)	$(0.08)	$0.01
Weighted-average number of ordinary shares used in computing net (loss) income per share applicable to ordinary shareholders:
Basic	59,960	57,269	54,810	40,826	32,354
Diluted	59,960	57,269	54,810	40,826	36,075

	As of March 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$173,517	$137,210	$111,666	$106,140	$32,890
Property and equipment, net (4)	94,202	123,822	32,009	24,806	23,159
Total assets (1)	554,287	358,398	205,352	175,127	88,829
Debt and capital lease obligations, current and long-term	99,081	3,515	2,203	6,891	12,364
Deferred revenue, current and long-term (1)	175,574	141,102	95,348	70,040	53,308
Convertible preferred shares	—	—	—	—	59,305
Total shareholders' equity (deficit) (1)	173,635	101,692	81,992	78,074	(53,851)

	Year Ended March 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Supplemental Financial and Other Data:
Revenue constant currency growth rate (5)	32%	38%	39%	30%	33%
Revenue retention rate (6)	111%	110%	111%	109%	107%
Total customers (7)	34,400	30,400	26,400	18,000	13,800
Adjusted EBITDA (8)	$54,008	$25,752	$12,457	$15,839	$14,227

(1)

As of April 1, 2018, we adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers: Topic 606, or ASC 606, under the modified retrospective transition method and therefore fiscal years prior to 2019 have not been adjusted. See Note 2 of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the impact of adoption of ASC 606.

(2)	Share-based compensation expense included in these line items was as follows:

	Year Ended March 31,
	2019	2018	2017	2016	2015
	(in thousands)
Cost of revenue	$1,684	$1,053	$1,353	$633	$151
Research and development	6,199	2,555	1,873	1,711	544
Sales and marketing	7,856	4,477	4,719	3,180	1,684
General and administrative	10,215	3,649	2,349	2,362	3,047
Total share-based compensation expense	$25,954	$11,734	$10,294	$7,886	$5,426

(3)

Basic and diluted net (loss) income per share applicable to ordinary shareholders is computed based on the weighted-average number of ordinary shares outstanding during each period. For additional information, see Note 2 of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(4)

Balances in fiscal 2019 and 2018 include amounts capitalized under build-to-suit accounting. See Note 12 of the notes to our consolidated financial statements, included elsewhere in this Annual Report on Form 10-K for further details.

(5)

In order to determine how our business performed exclusive of the effect of foreign currency fluctuations, we compare the percentage change in our revenue from one period to another using a constant currency. To determine the revenue constant currency growth rate for each period, revenue from entities reporting in foreign currencies was translated into U.S. dollars using the comparable prior period’s foreign currency exchange rates. For example, the average rates in effect for the fiscal year ended March 31, 2018 were used to convert revenue for the year ended March 31, 2019 and the revenue for the comparable prior period ended March 31, 2018, rather than the actual exchange rates in effect during the respective period. Revenue constant currency growth rate is a non-GAAP financial measure. A reconciliation of this non-GAAP measure to its most directly comparable U.S. GAAP measure for the respective periods can be found in the table below.

	Year Ended March 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Reconciliation of Revenue Constant Currency Growth Rate:
Revenue, as reported	$340,377	$261,897	$186,563	$141,841	$116,085
Revenue year-over-year growth rate, as reported	30%	40%	32%	22%	31%
Estimated impact of foreign currency fluctuations	2%	(2)%	7%	8%	2%
Revenue constant currency growth rate	32%	38%	39%	30%	33%

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

(6)

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

(7)	Reflects the customer count on the last day of the period rounded to the nearest hundred customers.
(8)

Adjusted EBITDA is a non-GAAP financial measure that we define as net (loss) income, adjusted to exclude: depreciation, amortization, disposals and impairment of long-lived assets, acquisition-related gains and expenses, litigation-related expenses, share-based compensation expense, restructuring expense, interest income and interest expense, the provision for income taxes and foreign exchange income (expense). Adjusted EBITDA also includes rent paid in the period related to locations that are accounted for as build-to-suit facilities.

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

The following table presents a reconciliation of net (loss) income to Adjusted EBITDA:

	Year Ended March 31,
	2019	2018	2017	2016	2015
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net (loss) income	$(7,001)	$(12,386)	$(5,441)	$(3,244)	$285
Depreciation, amortization and disposals of long-lived assets	29,960	19,141	11,881	10,527	11,028
Rent expense related to build-to-suit facilities	(4,482)	(785)	—	—	—
Interest expense (income), net	3,425	(712)	(242)	616	641
Provision for income taxes	2,001	2,705	2,202	865	152
Share-based compensation expense	25,954	11,734	10,294	7,886	5,426
Impairments of long-lived assets	—	1,712	—	—	—
Restructuring	(170)	832	—	—	1,203
Foreign exchange expense (income)	1,647	3,511	(6,892)	(811)	(4,508)
Acquisition-related expenses (1) (3)	2,012	—	655	—	—
Gain on previously held asset (2)	(338)	—	—	—	—
Litigation-related expenses (4)	1,000	—	—	—	—
Adjusted EBITDA	$54,008	$25,752	$12,457	$15,839	$14,227

(1)

Acquisition-related expenses relate to costs incurred for acquisition activity in the years ended March 31, 2019 and March 31, 2017. See Note 5 of the notes to our consolidated financial statements, included elsewhere in this Annual Report on Form 10-K for further information.

(2)

Gain on previously held asset relates to the Solebit acquisition. See Note 5 of the notes to our consolidated financial statements, included elsewhere in this Annual Report on Form 10-K for further information.

(3)	Amounts in fiscal 2017 adjusted to conform to current year presentation.
(4)

Litigation-related expenses relate to amounts accrued for loss contingencies. See Note 12 of the notes to our consolidated financial statements, included elsewhere in this Annual Report on Form 10-K for further details.

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

Overview

We are a leading global provider of next generation cloud security and risk management services for corporate information and email. Our fully-integrated suite of proprietary cloud services protects customers of all sizes from the significant business and data security risks to which their email system exposes them. We protect customers from today’s rapidly changing threat landscape where email has become a powerful attack vector and data leak concern. We also mitigate the significant business disruption that email failure or downtime causes. In addition, our archiving services secure, store and manage critical corporate communications and information to address growing compliance, regulatory and e-discovery requirements and enable customers to use this increasing archive of valuable information to improve employee productivity. In fiscal 2019, we launched our awareness training product to help our customers train their employees as employee errors are one of the leading causes of cyber security incidents.  During the year, we also introduced our web security product that protects our customers against malicious web activity initiated by employees and provides customers with the ability to block inappropriate websites. Web is the second highest threat vector for cyberattacks.

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

We market and sell our services to organizations of all sizes across a broad range of industries. As of March 31, 2019, we provided our services to approximately 34,400 customers and protected millions of their employees across the world. We generate sales through our network of channel partners as well as through our direct sales force. Our growth and future success depends on our ability to expand our customer base and to sell additional services to our existing customers.

In the fiscal year ended March 31, 2019, we generated 50% of our revenue outside of the United States, with 31% generated from the United Kingdom, 14% from South Africa and 5% from the rest of the world. In the fiscal year ended March 31, 2018, we generated 51% of our revenue outside of the United States, with 31% generated from the United Kingdom, 15% from South Africa and 5% from the rest of the world. In the fiscal year ended March 31, 2017, we generated 51% of our revenue outside of the United States, with 33% generated from the United Kingdom, 15% from South Africa and 3% from the rest of the world. Our most significant growth market is the United States. We also believe that there is a large opportunity in our other existing markets. We intend to make significant investments in sales and marketing to continue expanding our customer base in our target markets.

We were founded in 2003 in the U.K. with a mission to make email safer and better, and to transform the way organizations protect, store and access their email and corporate information. Our first service, Mimecast Email Security, which we launched in late 2003, was quickly followed by Mimecast Email Continuity. In 2004, we added Mimecast Enterprise Information Archiving. These three services generate a large proportion of our revenue today. In 2006, we started the development of our proprietary cloud architecture, which we refer to as Mime | OS™. Mimecast Large File Send was released in 2013 and was followed by Mimecast Targeted Threat Protection in 2014, our advanced persistent threat protection service. In 2014, we also released comprehensive risk mitigation technologies specifically for Microsoft Office 365®, and in 2015, we released Mimecast Secure Messaging. In 2016 and 2017, we announced the newest aspects of our Targeted Threat Protection service, Impersonation Protect and Internal Email Protect, respectively.  Additionally, in 2017, we acquired technology from iSheriff, Inc. to provide our customers additional real-time email threat intelligence and detection expertise complementing our existing portfolio of email security, continuity and archiving solutions.  In 2018, we announced Sync & Recover, a service to enable fast mailbox recovery in the event omnipresent attackers are successful in penetrating an organization. In 2019, we opened an early adopter program for new web security services that provide an easy to deploy and use Domain Name System, or DNS, solution alongside Mimecast’s core email offerings. Additionally, in 2019, with our acquisitions of Ataata and Solebit, we entered the security awareness training market and added leading threat detection technology, respectively. In 2019, we also acquired Simply Migrate, a provider of archive data migration technology.

Key Factors Affecting Our Performance

We believe that the growth of our business and our future success are dependent upon a number of key factors, including the following:

Acquisition of new customers. We employ a sales strategy that focuses on acquiring new customers, through our direct sales force and network of channel partners, and selling additional products to existing customers. Acquiring new customers is a key element of our continued success, growth opportunity and future revenue. We have invested in and intend to continue to invest in our direct sales force and channel partners. During the year ended March 31, 2019, our customer base increased by approximately 4,000 organizations.

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

Investment in growth. We are expanding our operations, increasing our headcount and developing software to both enhance our current offerings and build new features and products. We expect our total operating expenses to increase, particularly as we continue to expand our sales operations, marketing activities and research and development team. We intend to continue to invest in our sales, marketing and customer experience organizations to drive additional revenue and support the growth of our customer base. Investments we make in our sales and marketing and research and development organizations will occur in advance of experiencing any benefits from such investments. For the year ending March 31, 2020, we plan to continue increasing the size of our sales force, investing in the development of additional marketing content and increasing the size of our research and development team.

Currency fluctuations. We conduct business in the United States and in other countries in North America, the United Kingdom and other countries in Europe, South Africa and other countries in Africa, Australia and UAE. As a result, we are exposed to risks associated with fluctuations in currency exchange rates, particularly between the U.S. dollar, the British pound and the South African rand. In the year ended March 31, 2019, 52% of our revenue was denominated in U.S. dollars, 28% in British pounds, 14% in South African rand and 6% in other currencies. Given that the functional currency of our subsidiaries is generally the local currency of each entity but our reporting currency is the U.S. dollar, devaluations of the British pound, South African rand and other currencies relative to the U.S. dollar impacts our profitability.

Key Performance Indicators

In addition to traditional financial metrics, such as revenue and revenue growth trends, we monitor several other key performance indicators to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. The key performance indicators that we monitor are as follows:

	Year Ended March 31,
	2019	2018	2017
	(dollars in thousands)
Revenue constant currency growth rate (1)	32%	38%	39%
Revenue retention rate	111%	110%	111%
Total customers (2)	34,400	30,400	26,400
Gross profit percentage	73%	73%	73%
Adjusted EBITDA (1)	$54,008	$25,752	$12,457

(1)

Adjusted EBITDA and revenue constant currency growth rate are non-GAAP financial measures. For a reconciliation of Adjusted EBITDA and revenue constant currency growth rate to the nearest comparable GAAP measures, see Item 6. “Selected Financial Data.”

(2)	Reflects the customer count on the last day of the period rounded to the nearest hundred customers.

Revenue constant currency growth rate. We believe revenue constant currency growth rate is a key indicator of our operating results. We calculate revenue constant currency growth rate by translating revenue from entities reporting in foreign currencies into U.S. dollars using the comparable foreign currency exchange rates from the prior fiscal periods. For further explanation of the uses and limitations of this non-GAAP measure and a reconciliation of our revenue constant currency growth rate to revenue, as reported, the most directly comparable U.S. GAAP measure, see Item 6. “Selected Financial Data.” As our total revenue grew over the past three years, our revenue constant currency growth rate has decreased over the same period, as the incremental growth from period to period represented a smaller percentage of total revenue as compared to the prior period. As our total revenue grows, we expect our constant currency growth rate will decline as the incremental growth from period to period is expected to represent a smaller percentage of total revenue as compared to the prior period.

Revenue retention rate. We believe that our ability to retain customers is an indicator of the stability of our revenue base and the long-term value of our customer relationships. Our revenue retention rate is driven by our customer renewals and upsells. We calculate our revenue retention rate by annualizing constant currency revenue recorded on the last day of the measurement period for only those customers in place throughout the entire measurement period. We include add-on, or upsell, revenue from additional employees and services purchased by existing customers. We divide the result by revenue on a constant currency basis on the first day of the measurement period for all customers in place at the beginning of the measurement period. The measurement period is the trailing twelve months. The revenue on a constant currency basis is based on the average exchange rates in effect during the respective period. Our revenue retention rate in fiscal 2019 was relatively consistent with fiscal 2018. We expect our revenue retention rate to remain relatively consistent for fiscal 2020.

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

Gross profit percentage. Gross profit percentage is calculated as gross profit divided by revenue. Our gross profit percentage has been relatively consistent over the past three years; however, it has fluctuated and will continue to fluctuate on a quarterly basis due to timing of the addition of hardware and employees to serve our growing customer base. More recently, gross profit has also included amortization of intangible assets related to acquired businesses. We provide our services in each of the regions in which we operate. Costs related to supporting and hosting our product offerings and delivering our services are incurred in the region in which the related revenue is recognized. As a result, our gross profit percentage in actual terms is consistent with gross profit on a constant currency basis.

Adjusted EBITDA. We believe that Adjusted EBITDA is a key indicator of our operating results. We define Adjusted EBITDA as net (loss) income, adjusted to exclude: depreciation, amortization, disposals and impairment of long-lived assets, acquisition-related gains and expenses, litigation-related expenses, share-based compensation expense, restructuring expense, interest income and interest expense, the provision for income taxes and foreign exchange income (expense). Adjusted EBITDA also includes rent paid in the period related to locations that are accounted for as build-to-suit facilities. For further explanation of the uses and limitations of this non-GAAP measure and a reconciliation of our Adjusted EBITDA to the most directly comparable U.S. GAAP measure, net (loss) income, see Item 6. “Selected Financial Data.” We expect that our Adjusted EBITDA will continue to increase; however, we expect that our operating expenses will also increase in absolute dollars as we focus on expanding our sales and marketing teams and growing our research and development capabilities.

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

We serve approximately 34,400 customers in multiple industries, and our revenue is not concentrated with any single customer or industry. For each of the years ended March 31, 2019, 2018 and 2017, no single customer accounted for more than 1% of our revenue, and our largest ten customers accounted for less than 10% of our revenue in aggregate.

Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

As of March 31, 2019, deferred revenue was $175.6 million. We estimate the future recognition of deferred revenue as of March 31, 2019 to be $163.1 million in 2020, $6.7 million in 2021, $3.2 million in 2022, $1.3 million in 2023 and $1.3 million thereafter.

We recognize revenue ratably on a straight-line basis over the subscription term, which begins when we have given the customer access to our SaaS solutions. Our subscription contracts are typically one year in duration and do not contain refund-type provisions.

Our professional services contracts are recognized based on out-put measures of performance.

Cost of revenue

Cost of revenue primarily consists of expenses related to supporting and hosting our product offerings and delivering our professional services. These costs consist primarily of personnel and related costs including salaries, benefits, bonuses and share-based compensation expense related to the management of our data centers, our customer support team and our professional services team. In addition to these expenses, we incur third-party service provider costs such as data center and networking expenses, allocated overhead costs, depreciation expense and amortization expense related to capitalized software and acquired intangible assets. We allocate overhead costs, such as rent and facility costs, information technology costs and employee benefit costs to all departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each operating expense category.

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

Sales and marketing expenses

Sales and marketing expenses consist primarily of personnel and related costs, including salaries, benefits, bonuses, commissions and share-based compensation expense. In addition to these expenses, we incur costs related to marketing and promotional events, online marketing, product marketing and allocated overhead costs. We expense all costs as they are incurred, excluding sales commissions identified as incremental costs to obtain a contract, which are capitalized and amortized over the life of our customers, which we estimate to be six years. Sales and marketing expenses increased in fiscal 2019 as we continued to expand our sales and marketing efforts globally, and particularly in the United States. We expect that our sales and marketing expenses will continue to increase in absolute dollars in the year ending March 31, 2020, but remain relatively consistent as a percentage of revenue with fiscal 2019. New sales personnel require training and may take several months or more to achieve productivity; as such, the costs we incur in connection with the hiring of new sales personnel in a given period are not typically offset by increased revenue in that period and may not result in new revenue if these sales personnel fail to become productive. We expect to increase our investment in sales and marketing as we add new services, which will increase these expenses in absolute dollars. Over the long term, we believe that sales and marketing expenses as a percentage of revenue will decrease, but will vary depending upon the mix of revenue from new and existing customers, as well as changes in the productivity of our sales and marketing programs.

General and administrative expenses

General and administrative expenses consist primarily of personnel and related expenses for executive, legal, finance, information technology and human resources functions, including salaries, benefits, incentive compensation, litigation-related expenses and share-based compensation expense, in addition to the costs associated with professional fees, insurance premiums, other corporate expenses and allocated overhead costs. We expect general and administrative expenses to increase in absolute dollars as we continue to incur additional personnel and professional services costs in order to support business growth as well as meeting the compliance requirements of operating as a public company, including those costs incurred in connection with Section 404 of the Sarbanes-Oxley Act, costs associated with acquisitions, legal fees and litigation-related expenses, funding transactions, the adoption of new accounting standards, including Accounting Standards Update (ASU) 2016-02, Leases, and others. Over the long term, we believe that general and administrative expenses as a percentage of revenue will decrease.

Impairments of long-lived assets

In the fourth quarter of fiscal 2018, upon the exit of our Watertown, Massachusetts corporate office space, we recorded a non-cash impairment charge of $1.7 million primarily related to leasehold improvements.

Restructuring

In the second quarter of fiscal 2019, we recorded a revision to restructuring expense of $0.2 million related to the exit of our Watertown, Massachusetts corporate office space. In the fourth quarter of fiscal 2018, upon the exit of our Watertown, Massachusetts corporate office space, we recorded a restructuring charge in the amount of $0.8 million for the remaining non-cancelable rent and estimated operating expenses, net of sublease rentals, for the vacated premises, in accordance with ASC 840-20, Leases.

Other income (expense)

Other income (expense) is comprised of the following items:

Interest income

Interest income includes interest income earned on our cash, cash equivalents and investments balances. We expect interest income to vary each reporting period depending on our average cash, cash equivalents and investments balances during the period and market interest rates.

Interest expense

Interest expense consists primarily of interest expense associated with our long-term debt, our financing lease obligation in connection with the construction of our Lexington, MA – U.S. headquarters and our capital leases. We expect interest expense to increase in fiscal 2020 primarily due to the senior secured term loan entered into in July 2018.

Foreign exchange (expense) income and other, net

Foreign exchange (expense) income and other, net consists primarily of foreign exchange fluctuations related to short-term intercompany accounts, foreign currency exchange gains and losses related to transactions denominated in currencies other than the functional currency for each of our subsidiaries and other non-operating items including sublease income and other income. We expect our foreign currency exchange gains and losses to continue to fluctuate in the future as foreign currency exchange rates change. The foreign currency exchange gains and losses were less significant in the fiscal year ending March 31, 2019 as compared to the fiscal year ended March 31, 2018 due to the capitalization and repayment of certain intercompany balances during fiscal 2018.

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

Our provision for income taxes for the fiscal year ended March 31, 2019 is primarily attributable to the tax provision recorded on the earnings of our South African entity.  This is partially offset by the tax benefit attributable to the operating loss on our Israeli entity, and the tax benefit for the release of a portion of our pre-existing U.S. and U.K. valuation allowances as a result of the Ataata and Simply Migrate business combinations. Our provision for income taxes for the fiscal years ending 2018 and 2017 primarily relates to the tax provision on the earnings of our South African entity.

Operating Results

The following table sets forth selected consolidated statements of operations data for each of the periods indicated:

	Year Ended March 31,
	2019	2018	2017
	(in thousands)
Revenue	$340,377	$261,897	$186,563
Cost of revenue	90,874	69,699	50,314
Gross profit	249,503	192,198	136,249
Operating expenses
Research and development	57,939	38,373	22,593
Sales and marketing	139,194	121,246	96,154
General and administrative	53,759	36,989	27,875
Impairment of long-lived assets	—	1,712	—
Restructuring	(170)	832	—
Total operating expenses	250,722	199,152	146,622
Loss from operations	(1,219)	(6,954)	(10,373)
Other income (expense)
Interest income	2,515	1,310	510
Interest expense	(5,940)	(598)	(268)
Foreign exchange (expense) income and other, net	(356)	(3,439)	6,892
Total other income (expense), net	(3,781)	(2,727)	7,134
Loss before income taxes	(5,000)	(9,681)	(3,239)
Provision for income taxes	2,001	2,705	2,202
Net loss	$(7,001)	$(12,386)	$(5,441)

The following table sets forth our consolidated statements of operations data as a percentage of revenue for each of the periods indicated:

	Year Ended March 31,
	2019	2018	2017
Revenue	100%	100%	100%
Cost of revenue	27%	27%	27%
Gross profit	73%	73%	73%
Operating expenses
Research and development	17%	15%	12%
Sales and marketing	41%	46%	52%
General and administrative	16%	14%	15%
Impairment of long-lived assets	—%	1%	—%
Restructuring	—%	—%	—%
Total operating expenses	74%	76%	79%
Loss from operations	—%	(3)%	(6)%
Other income (expense)
Interest income	1%	1%	—%
Interest expense	(2)%	—%	—%
Foreign exchange (expense) income and other, net	—%	(1)%	4%
Total other income (expense), net	(1)%	—%	4%
Loss before income taxes	(1)%	(3)%	(2)%
Provision for income taxes	1%	1%	1%
Net loss	(2)%	(4)%	(3)%

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

	Year ended March 31,
	2019	2018	2017
	(in millions)
Revenue	$16.5	$13.0	$9.3
Cost of Revenue	5.0	4.0	2.9
Research and development	4.0	3.0	2.0
Sales and marketing	5.4	4.9	3.7
General and administrative	1.5	1.1	0.7

Comparison of Years Ended March 31, 2019 and 2018

Revenue

	Year ended March 31,		Period-to-period change
	2019	2018	Amount	% Change
	(dollars in thousands)
Revenue	$340,377	$261,897	$78,480	30%

Revenue increased $78.5 million in the year ended March 31, 2019 compared to the year ended March 31, 2018. The increase in revenue was primarily attributable to increases in new customers, including the 4,000 new customers added since March 31, 2018, a full year of revenue related to new customers added during fiscal 2018 and additional revenue from customers that existed as of March 31, 2018. Revenue for the year ended March 31, 2019 compared to the year ended March 31, 2018 was negatively impacted by approximately $4.8 million primarily as a result of the strengthening of the U.S. dollar relative to the South African rand and to a lesser extent relative to the Australian dollar and British pound.

Cost of revenue

	Year ended March 31,		Period-to-period change
	2019	2018	Amount	% Change
	(dollars in thousands)
Cost of revenue	$90,874	$69,699	$21,175	30%

Cost of revenue increased $21.2 million in the year ended March 31, 2019 compared to the year ended March 31, 2018, which was primarily attributable to increases in personnel-related costs of $6.3 million, data center costs of $4.8 million, depreciation expense of $3.5 million, information technology and facility costs of $3.0 million, amortization of acquisition-related intangible assets of $1.3 million and professional services costs of $1.0 million. Cost of revenue for the year ended March 31, 2019 compared to the year ended March 31, 2018 was positively impacted by approximately $1.4 million primarily as a result of the strengthening of the U.S. dollar relative to the South African rand, Australian dollar and British pound. Personnel-related cost increased primarily as a result of salaries and benefits associated with increased headcount, data center costs increased as a result of the increase in our customer base, and depreciation expense increased primarily as a result of increased capital expenditures in support of our expanding infrastructure. In addition, the increase in information technology and facility costs is primarily a result of increased headcount and the increase in amortization of acquisition-related intangible assets is primarily attributable to the Solebit acquisition.

As a result of changes in foreign currency exchange rates, gross profit decreased in absolute dollars by approximately $3.4 million for the year ended March 31, 2019 as compared to the year ended March 31, 2018. Excluding the impact of changes in foreign currency exchange rates, gross profit as a percentage of revenue remained consistent as costs related to supporting and hosting our product offerings and delivering our services are primarily incurred in the region in which the related revenue is recognized.

Operating expenses

	Year ended March 31,		Period-to-period change
	2019	2018	Amount	% Change
	(dollars in thousands)
Operating expenses:
Research and development	$57,939	$38,373	$19,566	51%
Sales and marketing	139,194	121,246	17,948	15%
General and administrative	53,759	36,989	16,770	45%
Impairment of long-lived assets	—	1,712	(1,712)	nm
Restructuring	(170)	832	(1,002)	nm
Total operating expenses	$250,722	$199,152	$51,570	26%

nm—not meaningful

Research and development expenses

Research and development expenses increased $19.6 million in the year ended March 31, 2019 compared to the year ended March 31, 2018, which was primarily attributable to increases in personnel-related costs of $11.8 million, share-based compensation expense of $3.6 million and information technology and facility costs of $1.6 million. Research and development expenses for the year ended March 31, 2019 as compared to the year ended March 31, 2018 were positively impacted by approximately $0.5 million primarily as a result of the strengthening of the U.S. dollar relative to the British pound. Personnel-related cost increased primarily as a result of salaries and benefits associated with increased headcount throughout the year, share-based compensation expense increased primarily as a result of share option grants since the prior year and information technology and facility costs increased primarily as a result of increased headcount.

Sales and marketing expenses

Sales and marketing expenses increased $17.9 million in the year ended March 31, 2019 compared to the year ended March 31, 2018, which was primarily attributable to increases in information technology and facilities costs of $5.3 million, personnel-related costs of $4.0 million, share-based compensation expense of $3.4 million, professional services of $2.7 million, travel and other costs of $1.2 million and marketing costs of $1.1 million. Sales and marketing expenses for the year ended March 31, 2019 as compared to the year ended March 31, 2018 were positively impacted by approximately $1.5 million primarily as a result of the strengthening of the U.S. dollar relative to the Australian dollar, South African rand and British pound. Information technology and facilities costs and travel and other costs increased primarily as a result of increased headcount. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount and commissions, partially offset by the impact of adopting ASC 606, which resulted in capitalizing $13.8 million of commissions that would have been expensed under the prior accounting rules. Share-based compensation expense increased primarily as a result of share option grants since the prior year. Professional services costs increased primarily due to increased consulting fees.

General and administrative expenses

General and administrative expenses increased $16.8 million in the year ended March 31, 2019 compared to the year ended March 31, 2018, which was primarily attributable to increases in personnel-related costs of $6.3 million, share-based compensation expense of $5.8 million, information technology and facilities costs of $1.9 million, professional services costs of $1.2 million and litigation-related expenses of $1.0 million. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount. Share-based compensation expense increased primarily as a result of share option grants since the prior year and to a lesser extent the impact of share option modifications. Information technology and facility costs increased primarily as a result of increased headcount. Professional services costs increased primarily due to acquisition-related expenses.

Restructuring and Impairment of long-lived assets

In the second quarter of fiscal 2019, we recorded a revision to restructuring expense of $0.2 million related to the exit of our Watertown, Massachusetts corporate office space. In the fourth quarter of fiscal 2018, upon the exit of our Watertown, Massachusetts corporate office space, we recorded a restructuring charge of $0.8 million for the remaining non-cancelable rent and estimated operating expenses for the vacated premises, net of sublease rentals and we recorded a non-cash impairment charge of $1.7 million primarily related to leasehold improvements.

Other income (expense)

	Year ended March 31,		Period-to-period change
	2019	2018	Amount	% Change
	(dollars in thousands)
Other income (expense):
Interest income	$2,515	$1,310	$1,205	92%
Interest expense	(5,940)	(598)	(5,342)	nm
Foreign exchange expense and other, net	(356)	(3,439)	3,083	nm
Total other income (expense), net	$(3,781)	$(2,727)	$(1,054)	nm

nm—not meaningful

Interest income increased $1.2 million primarily as a result of higher weighted-average balances of cash, cash equivalents and investments and higher yields on investments.

Interest expense increased $5.3 million primarily as a result of interest expense of $3.3 million associated with our long-term debt and our financing lease obligation of $2.0 million in connection with the construction of our Lexington, MA – U.S. headquarters.

Foreign exchange expense and other, net decreased by $3.1 million primarily as a result of a decrease in foreign exchange expense of $1.9 million, sublease income of $0.9 million and a gain on a previously held asset related to the Solebit acquisition of $0.3 million.

Provision for income taxes

	Year ended March 31,		Period-to-period change
	2019	2018	Amount	% Change
	(dollars in thousands)
Provision for income taxes	$2,001	$2,705	$(704)	-26%

Provision for income taxes decreased $0.7 million in the year ended March 31, 2019 compared to the year ended March 31, 2018, which is primarily attributable to the tax benefit provided on the loss of our Israeli entity, and the tax benefit for the release of a portion of pre-existing U.S. and U.K. valuation allowances as a result of the Ataata and Simply Migrate business combinations, partially offset by an increase in income tax provision due to the earnings of our South African entity.

Comparison of Years Ended March 31, 2018 and 2017

Revenue

	Year ended March 31,		Period-to-period change
	2018	2017	Amount	% Change
	(dollars in thousands)
Revenue	$261,897	$186,563	$75,334	40%

Revenue increased $75.3 million in the year ended March 31, 2018 compared to the year ended March 31, 2017. The increase in revenue was primarily attributable to increases in new customers, including approximately 4,000 new customers added since March 31, 2017, a full year of revenue related to new customers added during fiscal 2017 and additional revenue from customers that existed as of March 31, 2017. Revenue for the year ended March 31, 2018 compared to the year ended March 31, 2017 was positively impacted by approximately $4.7 million primarily as a result of the weakening of the U.S. dollar relative to the South African rand and to a lesser extent the British pound.

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

Other income (expense)

	Year ended March 31,		Period-to-period change
	2018	2017	Amount	% Change
	(dollars in thousands)
Other income (expense):
Interest income	$1,310	$510	$800	157%
Interest expense	(598)	(268)	(330)	123%
Foreign exchange (expense) income and other, net	(3,439)	6,892	(10,331)	nm
Total other income (expense), net	$(2,727)	$7,134	$(9,861)	nm

nm—not meaningful

Other income (expense), net changed $9.9 million in the year ended March 31, 2018 compared to the year ended March 31, 2017, which was primarily attributable to a change of $10.4 million in foreign exchange expense which was primarily attributable to the re-measurement of short-term intercompany balances denominated in currencies other than the functional currency of our operating units. The increase in interest income is primarily due to interest on investments.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, investments and accounts receivable. The following table shows net cash provided by operating activities, net cash used in investing activities, and net cash provided by (used in) financing activities for the years ended March 31, 2019, 2018 and 2017:

	Year ended March 31,
	2019	2018	2017
	(in thousands)
Net cash provided by operating activities	$66,235	$46,412	$32,514
Net cash used in investing activities	(121,324)	(35,019)	(84,615)
Net cash provided by (used in) financing activities	116,985	13,156	(332)

In November 2015, we raised net proceeds of $68.3 million in our initial public offering after deducting underwriting discounts and commissions and offering expenses paid by us. In the years ended March 31, 2019, 2018 and 2017, we incurred operating losses of $1.2 million, $7.0 million and $10.4 million, respectively. While we expect to generate an operating loss in the year ending March 31, 2020, we expect to continue to generate positive cash flows from operating activities. In the year ending March 31, 2020, we plan to continue to invest in the development and expansion of our Mime | OS™ platform to improve on our existing solutions in order to provide more capabilities to our customers. Investments in capital expenditures in the year ended March 31, 2019 were $28.8 million of which $25.8 million related to the expansion of our grid architecture. We expect fiscal year 2020 capital expenditures to increase significantly as we expect to incur one-time costs related to the build out and expansion of facilities in the U.K. and other locations and additional data center expansion primarily in the U.S.

As of March 31, 2019 and 2018, we had cash, cash equivalents and investments of $173.5 million and $137.2 million, respectively. Based on our current operating plan, we believe that our current cash and cash equivalents, investments and operating cash flows will be sufficient to fund our operations for at least the next twelve months. Our future capital requirements may vary materially from those planned and will depend on certain factors, such as our growth and our operating results. If we require additional capital resources to grow our business or to acquire complementary technologies and businesses in the future, we may seek to sell additional equity or raise funds through debt financing or other sources. We may also seek to invest in or acquire complementary businesses, applications or technologies, any of which could also require us to seek additional equity or debt financing. We cannot provide assurance that additional financing will be available at all or on terms favorable to us. We had no material commitments for capital expenditures as of March 31, 2019 or 2018.

Borrowings and Credit Facility

In July 23, 2018, we entered into that certain Credit Agreement, or the Credit Agreement, by and among us, certain of our subsidiaries party thereto, as guarantors, certain financial institutions party thereto from time to time, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, or the Administrative Agent. The Credit Agreement provided the Company with a $100.0 million senior secured term loan, or the Term Loan, and a $50.0 million senior secured revolving credit facility, or the Revolving Facility, and together with the Term Loan, the Credit Facility, which shall be available to fund working capital and for other corporate purposes, including to finance permitted acquisitions and investments. Total availability under the Revolving Facility is reduced by outstanding letters of credit of $3.9 million. As of March 31, 2019, total availability under the Revolving Facility was $46.1 million. Interest under the Credit Facility accrues at a rate between LIBOR plus 1.375% and LIBOR plus 1.875%, based on our ratio of indebtedness to earnings before interest, taxes, depreciation, amortization and certain other adjustments, or Consolidated EBITDA. Based on this ratio, the current interest rate as of March 31, 2019 under the Credit Facility is LIBOR plus 1.625%. The term of the Credit Facility is five years, maturing on July 23, 2023. At the time we entered into the Credit Agreement, we had no existing debt.

The Credit Facility has financial covenants that require us to maintain a Consolidated Secured Leverage Ratio (as described below), commencing on September 30, 2018, of not more than 3.00 to 1.00 for the four consecutive fiscal quarter period ending on the last day of each fiscal quarter, or the Reference Period, with a step-up to 3.50 to 1.00 for any four-quarter period in which we consummate a permitted acquisition having an aggregate purchase price in excess of $25.0 million. We must also maintain a Consolidated Interest Expense Ratio of 3.00 to 1.00 commencing on September 30, 2018 and for each Reference Period thereafter. For purposes of the covenants, “Consolidated Secured Leverage Ratio” generally refers to the ratio of Consolidated Funded Debt that is secured by a lien on assets of us or our subsidiaries to Consolidated EBITDA. “Consolidated Funded Debt” generally refers to borrowed money, debt instruments, capital leases, deferred purchase price of property or services (excluding accounts payable in the ordinary course of business), and earn outs that are due and payable. “Consolidated Interest Expense Ratio” generally refers to the ratio of Consolidated EBITDA to cash interest expense with respect to indebtedness, with certain exclusions. The Company was in compliance with all covenants as of March 31, 2019 and management reasonably believes it will be in compliance over next 12 months.

The Credit Agreement contains customary affirmative covenants for transactions of this type and other affirmative covenants agreed to by the parties, including, among others, the provision of annual and quarterly financial statements and compliance certificates, maintenance of property, insurance, compliance with laws and environmental matters. The Credit Agreement contains customary negative covenants, including, among others, restrictions on the incurrence of certain indebtedness, granting of liens, making investments and acquisitions, mergers and consolidations, paying dividends, entering into affiliate transactions and asset sales. The Credit Agreement also provides for a number of customary events of default, including, among others, payment, bankruptcy, covenant, representation and warranty, default under material indebtedness (other than the Credit Agreement), change of control and judgment defaults.

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

The foregoing summary (and any reference to the Credit Facility contained in this Annual Report on Form 10-K) does not purport to be complete and is qualified in its entirety by reference to the Credit Agreement and the related agreements, which are filed as Exhibits 10.22, 10.23, 10.24, 10.25, 10.26, 10.27, 10.28, 10.29, and 10.30 to this Annual Report on Form10-K incorporated herein by reference.

Operating activities

For the year ended March 31, 2019, cash provided by operating activities was $66.2 million. The primary factors affecting our operating cash flows during the period were our net loss of $7.0 million, adjusted for non-cash items of $30.0 million for depreciation and amortization of our property, equipment and intangible assets, $26.0 million of share-based compensation expense, and $6.4 million in amortization of deferred contract costs. The drivers of the changes in operating assets and liabilities were a $45.9 million increase in deferred revenue and $5.2 million increase in accrued expenses and other current liabilities and a $2.1 million increase in accounts payable, partially offset by a $20.2 million increase in deferred contract costs, $18.8 million increase in accounts receivable, $2.0 million increase in prepaid expenses and other current assets and a $2.0 million increase in other assets.

For the year ended March 31, 2018, cash provided by operating activities was $46.4 million. The primary factors affecting our operating cash flows during the period were our net loss of $12.4 million, adjusted for non-cash items of $19.0 million for depreciation and amortization of our property, equipment and intangible assets, $11.7 million of share-based compensation expense, and $3.0 million in unrealized foreign currency gains on foreign denominated transactions, primarily intercompany balances, and $1.7 million of long-lived asset impairments. The primary drivers of the changes in operating assets and liabilities were a $39.0 million increase in deferred revenue and $7.1 million increase in accrued expenses and other current liabilities, partially offset by a $17.9 million increase in accounts receivable and a $5.0 million increase in prepaid expenses and other current assets.

For the year ended March 31, 2017, cash provided by operating activities was $32.5 million. The primary factors affecting our operating cash flows during the period were our net loss of $5.4 million, adjusted for non-cash items of $11.9 million for depreciation and amortization of our property and equipment and intangible assets, $10.3 million of share-based compensation expense, and $6.5 million in unrealized foreign currency gains on foreign denominated transactions, primarily intercompany balances. The drivers of the changes in operating assets and liabilities were a $29.1 million increase in deferred revenue, a $4.9 million increase in accrued expenses and other liabilities, a $1.9 million decrease in other assets and a $0.8 million increase in accounts payable, partially offset by a $11.7 million increase in accounts receivable and a $2.8 million increase in prepaid expenses and other current assets.

Investing activities

Cash used in investing activities of $121.3 million for the year ended March 31, 2019 consisted primarily of $115.7 million in payments for the Solebit, Ataata and Simply Migrate acquisitions, $28.8 million in purchases of property, equipment and capitalized software and $42.9 million in purchases of investments, partially offset by $66.0 million in maturities of investments.

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

Financing activities

Cash provided by financing activities of $117.0 million for the year ended March 31, 2019 was primarily due to proceeds from issuance of debt, net of issuance costs, of $97.7 million and proceeds from issuance of ordinary shares under our equity plans of $24.7 million, partially offset by payments on construction financing lease obligations of $2.3 million, payments on debt of $1.9 million and payments on capital lease obligations of $1.3 million.

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

Net operating loss carryforwards and income tax credits

As of March 31, 2019, we had U.K. net operating loss carryforwards of approximately $57.4 million that do not expire. As of March 31, 2019, we had U.S. federal net operating loss carryforwards of approximately $78.6 million. U.S. federal net operating loss carryforwards generated through March 31, 2017 of approximately $32.5 million expire at various dates through 2037, and U.S. federal net operating loss carryforwards generated in tax years beginning after March 31, 2017 of approximately $46.1 million do not expire. As of March 31, 2019, we had U.S. state net operating loss carryforwards of approximately $54.6 million that expire at various dates through 2039. As of March 31, 2019, we had Australian net operating loss carryforwards of approximately $23.9 million that do not expire. As of March 31, 2019, we had German net operating loss carryforwards of approximately $9.9 million that do not expire.  As of March 31, 2019, we had Israeli net operating loss carryforwards of approximately $3.3 million that do not expire. As of March 31, 2019, we had a U.K. income tax credit carryforward of $1.1 million that does not expire.  As of March 31, 2019, we had an Israeli income tax credit carryforward of $0.6 million that expires in 2023 and 2024.

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

Off-balance sheet arrangements

Up to and including the fiscal year ended March 31, 2019, we have not had any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As a result, we are not exposed to related financing, liquidity, market or credit risks that could arise if we had engaged in those types of arrangements.

Contractual obligations and commitments

The following table represents our contractual obligations as of March 31, 2019, aggregated by type:

		Payments due in:
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Debt obligations principal	$98,125	$4,375	$16,250	$77,500	$—
Debt obligations interest	15,706	4,051	7,375	4,280	—
Facility lease obligations	126,959	10,649	29,297	27,511	59,502
Capital lease obligations	2,346	918	1,428	—	—
Data center lease obligations	54,783	21,216	30,437	3,130	—
Total	$297,919	$41,209	$84,787	$112,421	$59,502

We lease our facilities under non-cancelable operating leases with various expiration dates through March 2029. We have outstanding letters of credit of $3.9 million related to certain operating leases.

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

Revenue Recognition

Adoption of ASC 606

Effective April 1, 2018, we adopted the requirements of ASC 606 under the modified retrospective method of transition, which was applied to all customer contracts that were not completed on the effective date of ASC 606. We implemented internal controls and key system functionality to enable the preparation of financial information on adoption. The adoption of ASC 606 resulted in changes to our accounting policies for revenue recognition previously recognized under ASC 605, Revenue Recognition (Legacy GAAP), as detailed below.

Revenue Recognition Policy

Under ASC 606, we recognize revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. To achieve the core principle of ASC 606, we perform the following steps:

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

In the years ended March 31, 2019, 2018 and 2017, subscription revenue made up the substantial majority of our revenue and professional services and other revenue made up less than 5% of our revenue.

Our subscription arrangements provide customers the right to access our hosted software applications. Customers do not have the right to take possession of our software during the hosting arrangement.

We sell our products and services directly through our sales force and also indirectly through third-party resellers. In accordance with the provisions of ASC 606, we have considered certain factors in determining whether the end-user or the third-party reseller is the customer in arrangements involving resellers. We concluded that in the majority of transactions with resellers, the reseller is the customer. In these arrangements, we consider that it is the reseller, and not us, that has the relationship with the end-user. Specifically, the reseller has the ability to set pricing with the end-user and the credit risk with the end-user is borne by the reseller. Further, the reseller is not obligated to report its transaction price with the end-user to us, and in the majority of transactions, we are unable to determine the amount paid by the end-user customer to the reseller in these transactions. As a result of such considerations, revenue for these transactions is presented in the accompanying consolidated statements of operations based upon the amount billed to the reseller. For transactions where we have determined that the end-user is the ultimate customer, revenue is presented in the accompanying consolidated statements of operations based on the transaction price with the end-user.

We recognize subscription and support revenue ratably over the term of the contract, typically one year in duration, beginning on the date the customer is provided access to our service. For performance obligations related to set-up and ingestion, including implementation assistance and data migration services, respectively, we recognize revenue using output measures of performance that reflect the transfer of promised services to the customer consistent with progress to completion. We consider training, consulting, and other professional services contracts as separate performance obligations and recognize revenue using output measures of performance as services are completed.

Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. We primarily bill and collect payments from customers for our services in advance on a monthly and annual basis.

In some instances, we receive non-refundable upfront payments for activities that do not constitute a promise to transfer a service and therefore are considered administrative tasks, not separate performance obligations. The upfront payments are evaluated to determine whether a material right to a discount upon renewal of the subscription exists. When we conclude a material right does not exist, we recognize revenue related to the upfront payment over the initial contract term. When we conclude a material right does exist, we recognize revenue related to the upfront payment, under the look-through method, over the estimated customer benefit period, which has been determined to be six years.

All of our performance obligations, and associated revenue, are generally transferred to customers over time, with the exception of training, consulting and other professional services, which are generally transferred to the customer at a point in time.

Revenue is presented net of any taxes collected from customers.

Some of our contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. We determine the standalone selling prices based on our overall pricing objectives, taking into consideration market conditions and other factors, including the value of our contracts, the products sold, customer demographics, our sales channel, and the number and size of users within our contracts.

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

Deferred Cost Policy

As part of our adoption of ASC 606, we capitalize incremental costs of obtaining revenue contracts, which primarily consist of commissions paid to our sales representatives. We amortize these commissions over six years on a systematic basis, consistent with the pattern of transfer of the goods or services to which the asset relates. Six years represents the estimated benefit period of the customer relationship taking into account factors such as peer estimates of technology lives and customer lives as well as our own historical data. No commissions are paid related to contract renewals. The current and noncurrent portions of deferred commissions are included in deferred contract costs, net, and deferred contract costs, net of current portion, respectively, in the accompanying consolidated balance sheets. Amortization of capitalized costs to obtain revenue contracts is included in sales and marketing expense in the accompanying consolidated statements of operations. See Note 2 of the notes to our consolidated financial statements, included elsewhere in this Annual Report on Form 10-K for costs capitalized as of March 31, 2019.

Goodwill and long-lived asset impairment assessments

Goodwill is not amortized, but is evaluated for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We have determined that there is a single reporting unit for the purpose of conducting this goodwill impairment assessment. For purposes of assessing potential impairment, we estimate the fair value of the reporting unit, based on our market capitalization, and compare this amount to the carrying value of the reporting unit. If we determine that the carrying value of the reporting unit exceeds its fair value, an impairment charge would be required. The annual goodwill impairment test is performed as of January 1st of each year. To date, we have not identified any impairment to goodwill.

Intangible assets acquired in a business combination are recorded at their estimated fair values at the date of acquisition. We amortize acquired definite-lived intangible assets over their estimated useful lives based on the pattern of consumption of the economic benefits or, if that pattern cannot be readily determined, on a straight-line basis.

We review long-lived assets, including property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. During this review, we re-evaluate the significant assumptions used in determining the original cost and estimated lives of long-lived assets. Although the assumptions may vary from asset to asset, they generally include operating results, changes in the use of the asset, cash flows, and other indicators of value. We then determine whether the remaining useful life continues to be appropriate, or whether there has been an impairment of long-lived assets based primarily upon whether expected future undiscounted cash flows are sufficient to support the recoverability of these assets. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such position are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. As of March 31, 2019 and 2018, we maintained tax reserves for uncertain tax positions, however none of these amounts would impact our tax provision if recognized.

Share-based compensation

We account for share-based compensation awards in accordance with the provisions of ASC 718, Compensation—Stock Compensation, which requires the recognition of expense related to the fair value of share-based compensation awards in the statements of operations. For service-based awards, we recognize share-based compensation expense on a straight-line basis over the requisite service period of the award with actual forfeitures recognized as they occur.

Share Options

We estimate the fair value of employee share options on the date of grant using the Black-Scholes option-pricing model, which requires the use of highly subjective estimates and assumptions. We estimate the expected term of share options for service-based awards utilizing the “Simplified Method,” as we do not have sufficient historical share option exercise information on which to base our estimate. The Simplified Method is based on the average of the vesting tranches and the contractual life of each grant. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the share option. Since there was no public market for our ordinary shares prior to the IPO and as our shares have been publicly traded for a limited time, we determined the expected volatility for options granted based on an analysis of reported data for a peer group of companies that issue options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies. We use an expected dividend rate of zero as we currently have no history or expectation of paying dividends on our ordinary shares. The grant date fair value of our ordinary shares at the time of each share option grant is based on the closing market value of our ordinary shares on the grant date.

Employee Stock Purchase Plan, or ESPP

We estimate the fair value of ESPP share options on the date of grant using the Black-Scholes option-pricing model, which requires the use of highly subjective estimates and assumptions. We estimate the expected term of ESPP share options based on the length of each offering period, which is six months. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the ESPP share option. Expected volatility is based on our historical volatility. We use an expected dividend rate of zero as we currently have no history or expectation of paying dividends on our ordinary shares. The grant date fair value per ordinary share is based on the closing market value of our ordinary shares on the first day of each ESPP offering period.

Restricted Share Units, or RSUs

For RSUs issued under our share-based compensation plans, the fair value of each grant is calculated based on the closing market value of our ordinary shares on the grant date.

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

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound and South African rand. Percentage of revenues and expenses in foreign currency are as follows:

	Year ended March 31,
	2019	2018
Revenues generated in locations outside the United States	50%	51%
Revenues in currencies other than the United States dollar	48%	49%
Expenses in currencies other than the United States dollar	47%	49%

Percentage of revenues and expenses denominated in foreign currency are as follows:

	Year ended March 31, 2019
	Revenues	Expenses
British pound	28%	32%
South African Rand	14%	5%
Other currencies	6%	10%
Total	48%	47%

	Year ended March 31, 2018
	Revenues	Expenses
British pound	29%	35%
South African Rand	15%	6%
Other currencies	5%	8%
Total	49%	49%

As of March 31, 2019 and 2018, we had $41.4 million and $35.3 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements. As of March 31, 2019 and 2018, we had $26.5 million and $20.4 million, respectively, of cash denominated in currencies other than the U.S. dollar. As of March 31, 2019, cash denominated in British pounds and South African rand was $10.3 million and $11.2 million, respectively. As of March 31, 2018, cash denominated in British pounds and South African rand was $6.0 million and $10.7 million, respectively.

In addition, although our foreign subsidiaries have intercompany accounts that are eliminated upon consolidation, these accounts expose us to foreign currency exchange rate fluctuations. Exchange rate fluctuations on short-term intercompany accounts are recorded in our consolidated statements of operations under “foreign exchange (expense) income and other, net.”

Currently, our largest foreign currency exposures are to the British pound and South African rand. Relative to foreign currency exposures existing as of March 31, 2019, significant movements in foreign currency exchange rates may expose us to significant losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the year ended March 31, 2019, we estimate that a 10% unfavorable movement in foreign currency exchange rates against the U.S. dollar would have decreased revenue by $16.5 million, decreased expenses by $15.9 million and had a negative impact on our operating results of $0.6 million. For the year ended March 31, 2018, we estimate that a 10% unfavorable movement in foreign currency exchange rates against the U.S. dollar would have decreased revenue by $13.0 million, decreased expenses by $13.0 million and have no impact on our operating results. The estimates used assume that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. All of the potential changes noted above are based on sensitivity analyses performed on our financial results as of March 31, 2019 and 2018.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments primarily consist of short-term investments and money market funds. As of March 31, 2019 and 2018, we had cash, cash equivalents and investments of $173.5 million and $137.2 million, respectively. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

We entered into the Credit Agreement (as defined herein) in July 2018. The Credit Agreement provides us with a $100.0 million senior secured term loan, and a $50.0 million senior secured revolving credit facility. Interest under the Credit Facility (as defined herein) accrues at a rate between LIBOR plus 1.375% and LIBOR plus 1.875%. We estimate that a 100 basis point increase in the LIBOR rate would result in approximately $1.0 million of additional interest expense over the ensuing twelve-month period under the Credit Facility.

Item 8. Financial Statements and Supplementary Data.

MIMECAST LIMITED

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Mimecast Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mimecast Limited (the Company) as of March 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 29, 2019 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09, Revenue from Contracts with Customers

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the related amendments.

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

Boston, Massachusetts

May 29, 2019

MIMECAST LIMITED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of March 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$137,576	$78,339
Short-term investments	35,941	58,871
Accounts receivable, net	80,953	65,392
Deferred contract costs, net	8,140	—
Prepaid expenses and other current assets	25,871	15,302
Total current assets	288,481	217,904

Property and equipment, net	94,202	123,822
Intangible assets, net	30,623	9,819
Goodwill	107,575	5,631
Deferred contract costs, net of current portion	28,250	—
Other assets	5,156	1,222
Total assets	$554,287	$358,398

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$9,457	$6,052
Accrued expenses and other current liabilities	44,309	33,878
Deferred revenue	163,102	123,057
Current portion of capital lease obligations	844	1,125
Current portion of long-term debt	4,059	—
Total current liabilities	221,771	164,112

Deferred revenue, net of current portion	12,472	18,045
Long-term capital lease obligations	1,381	2,390
Long-term debt	92,797	—
Construction financing lease obligations	36,650	67,205
Other non-current liabilities	15,581	4,954
Total liabilities	380,652	256,706

Commitments and contingencies (Note 12)

Shareholders' equity
Ordinary shares, $0.012 par value, 300,000,000 shares authorized; 61,158,051 and 58,949,644 shares issued and outstanding as of March 31, 2019 and March 31, 2018, respectively	734	707
Additional paid-in capital	263,388	212,839
Accumulated deficit	(83,632)	(106,507)
Accumulated other comprehensive loss	(6,855)	(5,347)
Total shareholders' equity	173,635	101,692
Total liabilities and shareholders' equity	$554,287	$358,398

The accompanying notes are an integral part of these consolidated financial statements.

MIMECAST LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended March 31,
	2019	2018	2017
Revenue	$340,377	$261,897	$186,563
Cost of revenue	90,874	69,699	50,314
Gross profit	249,503	192,198	136,249
Operating expenses
Research and development	57,939	38,373	22,593
Sales and marketing	139,194	121,246	96,154
General and administrative	53,759	36,989	27,875
Impairment of long-lived assets	—	1,712	—
Restructuring	(170)	832	—
Total operating expenses	250,722	199,152	146,622
Loss from operations	(1,219)	(6,954)	(10,373)
Other income (expense)
Interest income	2,515	1,310	510
Interest expense	(5,940)	(598)	(268)
Foreign exchange (expense) income and other, net	(356)	(3,439)	6,892
Total other income (expense), net	(3,781)	(2,727)	7,134
Loss before income taxes	(5,000)	(9,681)	(3,239)
Provision for income taxes	2,001	2,705	2,202
Net loss	$(7,001)	$(12,386)	$(5,441)

Net loss per ordinary share
Basic and diluted	$(0.12)	$(0.22)	$(0.10)
Weighted-average number of ordinary shares outstanding
Basic and diluted	59,960	57,269	54,810

The accompanying notes are an integral part of these consolidated financial statements.

MIMECAST LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year ended March 31,
	2019	2018	2017
Net loss	$(7,001)	$(12,386)	$(5,441)
Other comprehensive (loss) income:
Net unrealized gains (losses) on investments, net of tax	117	40	(129)
Change in foreign currency translation adjustment	(1,625)	2,839	(5,247)
Reclassification of cumulative translation adjustment to net loss upon liquidation of subsidiaries, net of tax	—	188	—
Total other comprehensive (loss) income	(1,508)	3,067	(5,376)
Comprehensive loss	$(8,509)	$(9,319)	$(10,817)

The accompanying notes are an integral part of these consolidated financial statements.

MIMECAST LIMITED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

					Accumulated
	Ordinary Shares		Additional		Other	Total
	Number of		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of March 31, 2016	54,217	$651	$169,037	$(88,576)	$(3,038)	$78,074
Net loss	—	—	—	(5,441)	—	(5,441)
Foreign currency translation adjustment	—	—	—	—	(5,247)	(5,247)
Unrealized losses on investments	—	—	—	—	(129)	(129)
Issuance of ordinary shares upon exercise of share options	1,657	20	4,456	—	—	4,476
Share-based compensation	—	—	10,259	—	—	10,259
Vesting of restricted share units (RSUs)	28	—	—	—	—	—
Balance as of March 31, 2017	55,902	671	183,752	(94,017)	(8,414)	81,992
Cumulative effect adjustment ASU 2016-09 (1)	—	—	104	(104)	—	—
Excess tax benefits related to exercise of share options	—	—	217	—	—	217
Net loss	—	—	—	(12,386)	—	(12,386)
Foreign currency translation adjustment	—	—	—	—	3,027	3,027
Unrealized gains on investments	—	—	—	—	40	40
Issuance of ordinary shares upon exercise of share options	2,961	36	15,600	—	—	15,636
Share-based compensation	—	—	11,763	—	—	11,763
Employee share purchase plan (ESPP) purchase	67	—	1,492	—	—	1,492
Tax withholdings on issuance of ordinary shares	(3)	—	(89)	—	—	(89)
Vesting of RSUs	23	—	—	—	—	—
Balance as of March 31, 2018	58,950	707	212,839	(106,507)	(5,347)	101,692
Cumulative effect adjustment ASU 2014-09 (2)	—	—	—	29,876	—	29,876
Net loss	—	—	—	(7,001)	—	(7,001)
Foreign currency translation adjustment	—	—	—	—	(1,625)	(1,625)
Unrealized gains on investments	—	—	—	—	117	117
Issuance of ordinary shares upon exercise of share options	2,055	25	21,328	—	—	21,353
Share-based compensation	—	—	25,929	—	—	25,929
ESPP purchase	138	2	3,631	—	—	3,633
Vesting of RSUs	24	—	—	—	—	—
Tax withholding on ESPP purchases and vesting of RSUs	(9)	—	(339)	—	—	(339)
Balance as of March 31, 2019	61,158	$734	$263,388	$(83,632)	$(6,855)	$173,635

(1)	ASU No. 2016-09, Compensation – Stock Compensation (ASU 2016-09)
(2)	ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASC 606)

The accompanying notes are an integral part of these consolidated financial statements.

MIMECAST LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended March 31,
	2019	2018	2017
Operating activities
Net loss	$(7,001)	$(12,386)	$(5,441)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,953	18,960	11,881
Share-based compensation expense	25,954	11,734	10,294
Amortization of deferred contract costs	6,390	—	—
Amortization of debt issuance costs	336	—	—
Impairment of long-lived assets	—	1,712	—
Other non-cash items	(400)	365	128
Unrealized currency loss (gain) on foreign denominated transactions	880	2,958	(6,496)
Changes in assets and liabilities:
Accounts receivable	(18,771)	(17,935)	(11,663)
Prepaid expenses and other current assets	(2,046)	(5,037)	(2,752)
Deferred contract costs	(20,219)	—	—
Other assets	(2,045)	33	1,861
Accounts payable	2,093	(104)	758
Deferred revenue	45,901	39,042	29,072
Accrued expenses and other liabilities	5,210	7,070	4,872
Net cash provided by operating activities	66,235	46,412	32,514
Investing activities
Purchases of investments	(42,856)	(76,948)	(67,550)
Maturities of investments	66,000	77,808	7,000
Purchases of property, equipment and capitalized software	(28,795)	(34,498)	(18,491)
Payments for acquisitions, net of cash acquired	(115,673)	(1,381)	(5,574)
Net cash used in investing activities	(121,324)	(35,019)	(84,615)
Financing activities
Proceeds from issuance of ordinary shares	24,688	17,039	4,476
Payments on debt	(1,875)	(1,825)	(4,559)
Payments on capital lease obligations	(1,275)	(1,039)	(249)
Payments on construction financing lease obligations	(2,301)	(1,019)	—
Proceeds from issuance of debt, net of issuance costs	97,748	—	—
Net cash provided by (used in) financing activities	116,985	13,156	(332)
Effect of foreign exchange rates on cash	(2,659)	2,471	(2,388)
Net increase (decrease) in cash and cash equivalents	59,237	27,020	(54,821)
Cash and cash equivalents at beginning of period	78,339	51,319	106,140
Cash and cash equivalents at end of period	$137,576	$78,339	$51,319

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$4,598	$591	$211
Cash paid during the period for income taxes	$3,010	$2,545	$2,046
Supplemental disclosure of non-cash investing and financing activities
Unpaid purchases of property, equipment and capitalized software	$7,634	$7,977	$848
Property and equipment acquired under capital lease	$—	$4,000	$713
Construction costs capitalized under financing lease obligations	$27,903	$70,645	$—
Derecognition of building upon completion of construction period	$(56,794)	$—	$—
Amounts due from seller for acquisitions	$—	$—	$600
Withholding taxes payable upon RSU vesting	$41	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MIMECAST LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended March 31, 2019, 2018 and 2017

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

Mimecast Jersey and its subsidiaries (together, the Group, the Company, Mimecast or we) is headquartered in London, England. The principal activity of the Group is the provision of email management services. Mimecast delivers a software-as-a-service (SaaS) enterprise email management service for archiving, continuity, and security. By unifying disparate and fragmented email environments into one holistic solution from the cloud, Mimecast minimizes risk and reduces cost and complexity while providing total end-to-end control of email. Mimecast’s proprietary software platform provides a single system to address key email management issues. Mimecast operates principally in Europe, North America, Africa and Australia.

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

The Company reclassified certain amounts within its consolidated statements of cash flows to conform to current period presentation. The reclassifications include $0.2 million of loss on disposal of fixed assets to other non-cash items and $0.1 million of provision for doubtful accounts to accounts receivable for the year ended March 31, 2018. Additionally, the Company reclassified $5.6 million of unpaid purchases of capitalized software licenses to unpaid purchases of property, equipment and capitalized software within the supplemental disclosure of non-cash investing and financing activities for the year ended March 31, 2018. These reclassifications had no impact on the Company’s previously reported results of operations or its balance sheets.

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

Significant estimates relied upon in preparing these consolidated financial statements include revenue recognition, variable consideration, valuation at fair value of assets acquired or sold, including intangibles, goodwill, tangible assets, and liabilities assumed, amortization periods, expected future cash flows used to evaluate the recoverability of long-lived assets, contingent liabilities, construction financing lease obligations, restructuring liabilities, expensing and capitalization of research and development costs for internal-use software, the determination of the fair value of share-based awards issued, the average period of benefit associated with costs capitalized to obtain revenue contracts and the recoverability of the Company’s net deferred tax assets and related valuation allowance.

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

The Company has classified all of its investments as of March 31, 2019 as available-for-sale pursuant to ASC 320, Investments – Debt Securities. The Company records available-for-sale securities at fair value, with unrealized gains and losses included in accumulated other comprehensive loss in shareholders’ equity. The Company includes interest and dividends on securities classified as available-for-sale in interest income. Realized gains and losses are recorded in the consolidated statements of operations and comprehensive loss based on the specific-identification method. There were no material realized gains or losses on investments for the years ended March 31, 2019 and 2018.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairments of investments are recognized in the consolidated statements of operations if the Company has experienced a credit loss, has the intent to sell the investment, or if it is more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to the end of the period. The aggregate fair value of investments held by the Company in an unrealized loss position for less than twelve months as of March 31, 2019 was $10.0 million. As of March 31, 2019, the Company determined that no other-than-temporary impairments were required to be recognized in the consolidated statements of operations.

The following is a summary of cash, cash equivalents and investments as of March 31, 2019 and March 31, 2018:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2019:
Cash and cash equivalents due in 90 days or less	$137,576	$—	$—	$137,576
Investments:
U.S. treasury securities due in one year or less	1,993	1	—	1,994
Non-U.S. government securities due in one year or less	7,969	12	—	7,981
Corporate securities due in one year or less	25,951	24	(9)	25,966
Total investments	35,913	37	(9)	35,941
Total cash, cash equivalents and investments	$173,489	$37	$(9)	$173,517

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2018:
Cash and cash equivalents due in 90 days or less	$78,339	$—	$—	$78,339
Investments:
U.S. treasury securities due in one year or less	2,995	—	(5)	2,990
Non-U.S. government securities due in one year or less	5,996	1	(1)	5,996
Corporate securities due in one year or less	49,969	8	(92)	49,885
Total investments	58,960	9	(98)	58,871
Total cash, cash equivalents and investments	$137,299	$9	$(98)	$137,210

Revenue Recognition

Adoption of ASC 606

Effective April 1, 2018, the Company adopted the requirements of ASU No. 2014-09, under the modified retrospective method of transition, which was applied to all customer contracts that were not completed on the effective date of ASC 606. The Company implemented internal controls and key system functionality to enable the preparation of financial information on adoption. The adoption of ASC 606 resulted in changes to the Company’s accounting policies for revenue recognition and related costs previously recognized under ASC 605, Revenue Recognition (Legacy GAAP), as detailed below.

Revenue Recognition Policy

Under ASC 606 the Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. To achieve the core principle of ASC 606, the Company performs the following steps:

1)	Identify the contract(s) with a customer;
2)	Identify the performance obligations in the contract;
3)	Determine the transaction price;
4)	Allocate the transaction price to the performance obligations in the contract; and
5)	Recognize revenue when (or as) the Company satisfies a performance obligation.

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

In the years ended March 31, 2019, 2018 and 2017, subscription revenue made up the substantial majority of the Company’s revenue and professional services and other revenue made up less than 5% of the Company’s revenue.

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

Deferred Cost Policy

As part of the Company’s adoption of ASC 606, the Company capitalizes incremental costs of obtaining revenue contracts, which primarily consist of commissions paid to its sales representatives. The Company amortizes these commissions over six years on a systematic basis, consistent with the pattern of transfer of the goods or services to which the asset relates. Six years represents the estimated benefit period of the customer relationship taking into account factors such as peer estimates of technology lives and customer lives as well as the Company's own historical data. No commissions are paid related to contract renewals. The current and noncurrent portions of deferred commissions are included in deferred contract costs, net, and deferred contract costs, net of current portion, respectively, in the accompanying consolidated balance sheets. Amortization of capitalized costs to obtain revenue contracts is included in sales and marketing expense in the accompanying consolidated statements of operations.

Impact of Adoption of ASC 606

The adoption of ASC 606 resulted in a decrease to deferred revenue of $6.0 million and an increase of $23.8 million in deferred contract costs as of April 1, 2018. The Company recorded the deferred tax impact associated with the cumulative effect adjustment of adopting ASC 606 to accumulated deficit with an equal and offsetting adjustment to the Company’s valuation allowance. The decrease to deferred revenue upon adoption was primarily due to a change in the accounting treatment for certain upfront fees that were accounted for as a single unit of account under Legacy GAAP and are accounted for as separate performance obligations under ASC 606. The increase in deferred contract costs was the result of the capitalization of certain commissions that were determined to be incremental costs of obtaining a contract. Under Legacy GAAP, the Company expensed all commission costs as incurred.

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

In accordance with the requirements of ASC 606, the disclosure for the quantitative effect and the significant changes between the reported results under ASC 606 and those that would have been reported under Legacy GAAP on our consolidated statements of operations and balance sheet are as follows:

	Year ended March 31, 2019
	As Reported - ASC 606	Amounts without Adoption of ASC 606	Effect of Change Increase/(Decrease)
Income Statement
Revenues	$340,377	$338,829	$1,548
Operating expenses
Sales and marketing	(139,194)	(153,003)	(13,809)
Net loss	$(7,001)	$(22,358)	$15,357

	As of March 31, 2019
	As Reported - ASC 606	Balances without Adoption of ASC 606	Effect of Change Increase/(Decrease)
Balance Sheet
Assets
Deferred contract costs, net	$8,140	$—	$8,140
Deferred contract costs, net of current portion	28,250	—	28,250
Liabilities
Deferred revenue	163,102	161,746	1,356
Deferred revenue, net of current portion	12,472	21,336	(8,864)
Shareholders' equity
Accumulated deficit	(83,632)	(128,865)	45,233

Revenue recognized during the twelve months ended March 31, 2019 from amounts included in deferred revenue at the beginning of the period was approximately $118.7 million. Revenue recognized during the twelve months ended March 31, 2019 from performance obligations satisfied or partially satisfied in previous periods was not material.

The adoption of ASC 606 had no impact to net operating cash flows.

Contracted revenue as of March 31, 2019 that has not yet been recognized (contracted and not recognized) was $86.0 million, which includes deferred revenue and non-cancellable amounts that will be invoiced and recognized as revenue in future periods and excludes contracts with an original expected length of one year or less. The Company expects 51% of contracted and not recognized revenue to be recognized over the next twelve months, 46% in years two and three, with the remaining balance recognized thereafter.

Cost of Revenue

Cost of revenue primarily consists of expenses related to supporting and hosting the Company’s product offerings and delivering professional services. These costs include salaries, benefits, incentive compensation and share-based compensation expense related to the management of the Company’s data centers, customer support team and the Company’s professional services team. In addition to these costs, the Company incurs third-party service provider costs such as data center and networking expenses, allocated overhead, amortization of capitalized software and acquired intangible assets and depreciation expense.

Concentration of Credit Risk and Off-Balance Sheet Risk

The Company has no off-balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents, investments and accounts receivable. The Company maintains its cash and cash equivalents with major financial institutions of high-credit quality. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits.

Credit risk with respect to accounts receivable is dispersed due to our large number of customers. The Company’s accounts receivable balances are derived from revenue earned from customers primarily located in the United Kingdom, the United States, and South Africa. The Company generally does not require its customers to provide collateral or other security to support accounts receivable. Credit losses historically have not been significant and the Company generally has not experienced any material losses related to receivables from individual customers, or groups of customers. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable. As of March 31, 2019 and 2018, no individual customer represented more than 10% of our accounts receivable. During the years ended March 31, 2019, 2018 and 2017, no individual customer represented more than 10% of our revenue.

The Company's board of directors approved investment policy permits investments in fixed income securities denominated and payable in U.S. dollars including U.S. government and agency securities, non-U.S. government securities, money market instruments, commercial paper, certificates of deposit, corporate bonds and asset-backed securities. The Company diversifies its investment portfolio by investing in multiple types of investment-grade securities across various industries and issuers, limiting the amount invested in individual securities and limiting the average maturity to two years or less.

As of March 31, 2019, the Company’s investments consisted primarily of investment-grade fixed income corporate debt securities with maturities ranging from 1 to 7 months, non-U.S. government securities with maturities ranging from 3 to 8 months and U.S. treasury securities with maturities in approximately 5 months.

Allowance for Doubtful Accounts

The Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when a loss is reasonably expected to occur. The allowance for doubtful accounts is established to represent the best estimate of the net realizable value of the outstanding accounts receivable. The development of the allowance for doubtful accounts is based on a review of past due amounts, historical write-off and recovery experience, as well as aging trends affecting specific accounts and general operational factors affecting all amounts. In addition, factors are developed utilizing historical trends in bad debts, returns and allowances.

The Company considers current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If circumstances relating to specific customers change or unanticipated changes occur in the general business environment, the Company’s estimates of the recoverability of receivables could be further adjusted. For the years ended March 31, 2019, 2018 and 2017, bad debt expense was $0.2 million, $0.2 million and $0.1 million, respectively. The allowance for doubtful accounts as of March 31, 2019 and 2018 was not material.

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

Business Combinations

In accordance with ASC 805, Business Combinations (ASC 805), the Company recognizes the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Determining these fair values requires management to make significant estimates and assumptions, especially with respect to intangible assets.

The Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair value. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair value of the assets acquired and the liabilities assumed and represents the expected future economic benefits arising from other assets acquired that are not individually identified and separately recognized. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement. Assumptions may be incomplete or inaccurate, and unanticipated events or circumstances may occur, which may affect the accuracy or validity of such assumptions, estimates or actual results. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill to the extent that it identifies adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.

Goodwill and acquired intangible assets

Goodwill is not amortized, but is evaluated for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company has determined that there is a single reporting unit for the purpose of conducting this goodwill impairment assessment. For purposes of assessing potential impairment, the Company estimates the fair value of the reporting unit, based on the Company’s market capitalization, and compares this amount to the carrying value of the reporting unit. If the Company determines that the carrying value of the reporting unit exceeds its fair value, an impairment charge would be required. The annual goodwill impairment test is performed as of January 1st of each year. To date, the Company has not identified any impairment to goodwill.

Intangible assets acquired in a business combination are recorded at their estimated fair values at the date of acquisition. The Company amortizes acquired definite-lived intangible assets over their estimated useful lives based on the pattern of consumption of the economic benefits or, if that pattern cannot be readily determined, on a straight-line basis.

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

For the years ended March 31, 2019 and 2017, the Company did not identify any impairment of its long-lived assets. For the year ended March 31, 2018, the Company recorded an impairment of long-lived assets of $1.7 million due to the exit of its Watertown facilities in the fourth quarter of fiscal 2018.

Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, establishes a three-level valuation hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.

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

The Company measures eligible assets and liabilities at fair value, with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted in the years ended March 31, 2019, 2018 and 2017.

Software Development Costs

Costs incurred to develop software applications used in the Company’s SaaS platform consist of certain direct costs of materials and services incurred in developing or obtaining internal-use computer software, and payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the project. These costs generally consist of internal labor during configuration, coding, and testing activities. Research and development costs incurred during the preliminary project stage or costs incurred for data conversion activities, training, maintenance and general and administrative or overhead costs are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the application is substantially complete and ready for its intended use. Qualified costs incurred during the operating stage of the

Company’s software applications relating to upgrades and enhancements are capitalized to the extent it is probable that they will result in added functionality, while costs incurred for maintenance of, and minor upgrades and enhancements to, internal-use software are expensed as incurred. During the years ended March 31, 2019, 2018 and 2017, the Company believes the substantial majority of its development efforts were either in the preliminary project stage of development or in the operation stage (post-implementation), and accordingly, no costs have been capitalized during these periods. These costs are included in the accompanying consolidated statements of operations as research and development expense.

Capitalized software and Cloud-computing Arrangements (CCA)

The Company accounts for acquired internal-use software licenses and certain costs related to video content production related to its awareness training offering within the scope of ASC 350-40 as intangible assets (Capitalized Software). Acquired internal-use software licenses are amortized over the term of the arrangement to the line item within the consolidated statements of operations that reflects the nature of the license. Video production costs are amortized to cost of revenue over their expected useful life of five years when the content is ready for use. See Note 6 for further details.

Additionally, the Company evaluates its accounting for fees paid in a CCA to determine whether the CCA includes a license to internal-use software. If the CCA includes a software license, the Company accounts for the software license as an intangible asset. Acquired software licenses are recognized and measured at cost, which includes the present value of the license obligation if the license is to be paid for over time. If the CCA does not include a software license, the Company accounts for the arrangement as a service contract (hosting arrangement) and hosting costs are generally expensed as incurred.

Upon adoption of ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-24): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (ASU 2018-15), the Company evaluates upfront costs including implementation, set-up or other costs (collectively, implementation costs) for hosting arrangements under the internal-use software framework. Costs related to preliminary project activities and post implementation activities are expensed as incurred, whereas costs incurred in the development stage are generally capitalized. Capitalized implementation costs are amortized on a straight-line basis over the expected term of the hosting arrangement, which includes consideration of the non-cancellable contractual term and reasonably certain renewals. During the year ended March 31, 2019, the Company capitalized $1.7 million of implementation costs related to hosting arrangements that were incurred during the application development stage. These capitalized implementation costs will be amortized over the expected term of the arrangement and are amortized in the same line item in the consolidated statements of operations as the expense for fees for the associated hosting arrangement.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The Company determines the functional currency for its non-U.S. subsidiaries by reviewing the currencies in which its respective operating activities occur. The functional currency of the Company’s non-U.S. subsidiaries is generally the local currency of each subsidiary. All assets and liabilities in the balance sheets of entities whose functional currency is a currency other than the U.S. dollar are translated into U.S. dollar equivalents at exchange rates as follows: (i) asset and liability accounts at period-end rates, (ii) income statement accounts at weighted-average exchange rates for the period, and (iii) shareholders’ equity accounts at historical exchange rates. Foreign exchange transaction gains and losses are included in foreign exchange (expense) income and other, net in the accompanying consolidated statements of operations. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive loss in the accompanying consolidated balance sheets.

Net Loss Per Ordinary Share

The Company calculates basic and diluted net loss per ordinary share by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. The Company has excluded other potentially dilutive shares, which include outstanding options to purchase ordinary shares and unvested restricted share units (RSUs), from the weighted-average number of ordinary shares outstanding as their inclusion in the computation for all periods would be anti-dilutive due to net losses incurred.

The following potentially dilutive ordinary share equivalents have been excluded from the calculation of diluted weighted-average shares outstanding for the years ended March 31, 2019, 2018 and 2017 as their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended March 31,
	2019	2018	2017
Share options outstanding	6,209	6,230	8,681
Unvested RSUs	550	33	28

Advertising and Promotion Costs

Expenses related to advertising and promotion of solutions is charged to sales and marketing expense as incurred. The Company incurred advertising expenses of $12.5 million, $12.4 million and $11.5 million during the years ended March 31, 2019, 2018 and 2017, respectively.

Income Taxes

The Company is subject to income tax in the United Kingdom, the United States and other international jurisdictions, and uses estimates in determining its provision for income taxes. The Company accounts for income taxes in accordance with ASC 740, Income Taxes (ASC 740). ASC 740 is an asset and liability approach that requires recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax basis, and for operating loss and tax credit carryforwards. ASC 740 requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such position are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. As of March 31, 2019 and 2018, the Company did not have any uncertain tax positions that would impact our net tax provision if recognized.

Share-Based Compensation

The Company accounts for share-based compensation awards in accordance with the provisions of ASC 718, Compensation—Stock Compensation, which requires the recognition of expense related to the fair value of share-based compensation awards in the statements of operations. For service-based awards, the Company recognizes share-based compensation expense on a straight-line basis over the requisite service period of the award with actual forfeitures recognized as they occur.

See Note 11 for further description of the Company’s share-based compensation plans and a summary of the share-based award activity for the year ended March 31, 2019.

Share Options

The Company estimates the fair value of employee share options on the date of grant using the Black-Scholes option-pricing model, which requires the use of highly subjective estimates and assumptions. The Company estimates the expected term of share options for service-based awards utilizing the “Simplified Method,” as it does not have sufficient historical share option exercise information on which to base its estimate. The Simplified Method is based on the average of the vesting tranches and the contractual life of each grant. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the share option. Since there was no public market for the Company’s ordinary shares prior to the IPO and as its shares have been publicly traded for a limited time, the Company determined the expected volatility for options granted based on an analysis of reported data for a peer group of companies that issue options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies. The Company uses an expected dividend rate of zero as it currently has no history or expectation of paying dividends on its ordinary shares. The fair value of the Company’s ordinary shares at the time of each share option grant is based on the closing market value of its ordinary shares on the grant date.

The fair value of each share option grant was estimated using the Black-Scholes option-pricing model that used the following weighted-average assumptions:

	Year ended March 31,
	2019	2018	2017
Expected term (in years)	6.1	6.1	6.1
Risk-free interest rate	2.7%	2.2%	2.1%
Expected volatility	41.5%	39.8%	41.0%
Expected dividend yield	—%	—%	—%
Estimated grant date fair value per ordinary share	$37.15	$26.52	$20.22

The weighted-average per share fair value of share options granted to employees during the years ended March 31, 2019, 2018 and 2017 was $16.48, $11.12 and $8.65 per share, respectively.

Employee Share Purchase Plan (ESPP)

The Company estimates the fair value of its ESPP share options on the date of grant using the Black-Scholes option-pricing model, which requires the use of highly subjective estimates and assumptions. The Company estimates the expected term of ESPP share options based on the length of each offering period, which is six months. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the ESPP share option. Expected volatility is based on the Company’s historical volatility. The Company uses an expected dividend rate of zero as it currently has no history or expectation of paying dividends on its ordinary shares. The grant date fair value per ordinary share is based on the closing market value of its ordinary shares on the first day of each ESPP offering period. The first authorized offering period under the ESPP commenced on July 1, 2017.

The fair value of each ESPP option grant was estimated using the Black-Scholes option-pricing model that used the following weighted-average assumptions:

	Year ended March 31,
	2019	2018
Expected term (in years)	0.5	0.5
Risk-free interest rate	2.3%	1.4%
Expected volatility	39.1%	29.9%
Expected dividend yield	—%	—%
Grant date fair value per ordinary share	$36.69	$27.15

The weighted-average per share fair value of ESPP share options granted to employees during the years ended March 31, 2019 and 2018, was $9.58 and $6.41, respectively.

RSUs

For RSUs issued under the Company’s share-based compensation plans, the fair value of each grant is calculated based on the closing market value of its ordinary shares on the date of grant.

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

The Company generally leases office facilities and data center facilities under non-cancelable, operating lease agreements. The Company establishes assets and liabilities for the estimated construction costs incurred under certain lease arrangements where it is considered the owner for accounting purposes only, or build-to-suit leases, to the extent it is involved in the construction of structural improvements or take construction risk prior to commencement of a lease. Accordingly, the Company records the estimated fair value of the building as of the lease inception date and its portion of project construction costs incurred by the landlord as an asset in “Property and equipment, net” and a related financing obligation in “Construction financing lease obligation” on the Company’s consolidated balance sheet. Upon occupancy of facilities under build-to-suit leases, it assesses whether these arrangements qualify for sales recognition under the sale-leaseback accounting guidance. If the Company continues to be the deemed owner, the facilities are accounted for as financing leases. If the Company is no longer considered to be the deemed owner, the facilities qualify for sales recognition and are derecognized from the consolidated balance sheet with any gain or loss recognized in earnings, as applicable.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions, other events, and circumstances from non-owner sources. Comprehensive loss consists of net loss and other comprehensive (loss) income, which includes certain changes in equity that are excluded from net loss. As of March 31, 2019 and 2018, accumulated other comprehensive loss is presented separately on the consolidated balance sheets and consists of cumulative foreign currency translation adjustments and unrealized gains and losses on investments.

Recently Issued and Adopted Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date.

Recently Adopted Accounting Pronouncements

On April 1, 2018, the Company adopted ASU No. 2014-09. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under legacy GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. See Revenue Recognition section above in this Note 2 for the impact of the adoption on revenue recognition and accounting for costs to obtain a contract.

On April 1, 2018 the Company adopted ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 requires equity investments that do not result in consolidation and are not accounted under the equity method to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements; clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets; and modifies certain fair value disclosure requirements. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

On April 1, 2018 the Company adopted ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 is intended to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

On April 1, 2018 the Company adopted ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16). The purpose of ASU 2016-16 is to simplify the income tax accounting of an intra-entity transfer of an asset other than inventory and to record its effect when the transfer occurs. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

On April 1, 2018 the Company adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18). ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

On April 1, 2018 the Company adopted ASU 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business (ASU 2017-01). The amendment changes the definition of a business to assist entities in evaluating when a set of transferred assets and activities constitutes a business. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

On April 1, 2018 the Company adopted ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09). This guidance clarifies when companies would apply modification accounting to changes to the terms or conditions of a share-based payment award. The guidance narrows the definition of a modification. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

On July 1, 2018, the Company adopted ASU 2018-15 on a prospective basis. ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract (hosting arrangement) to follow the internal use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. See Capitalized Software and Cloud Computing Arrangements section above within this Note 2 for the impact of the adoption.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 requires a lessee to recognize most leases on the balance sheet but recognize expenses on the income statement in a manner similar to current practice. The update states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying assets for the lease term. This ASU is effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company has made significant progress against its plan to adopt the new accounting standard, including assessing the population of lease arrangements, understanding the gap between current state and required future state processes and evaluating practical expedients, accounting policy elections and internal controls over financial reporting. The Company will adopt ASU 2016-02 on April 1, 2019 utilizing the modified retrospective transition method and will not restate comparative periods. Upon adoption, the Company expects to elect the transition package of practical expedients. The Company also expects to elect the practical expedient that allows entities to combine lease components with related non-lease components for data center leases.

The Company is completing its evaluation of the impact of ASU 2016-02 on its consolidated financial statements, including its assessment of build-to suit leases. The Company expects that the adoption will have a material impact on the consolidated balance sheets and related disclosures with the recognition of significant right-of-use assets and lease liabilities. The Company currently expects that the majority of its operating leases and data center leases, as disclosed in Note 12, will be subject to the new standard. The Company does not expect the adoption to have a material impact on its consolidated statements of operations or cash flows nor will the adoption have a material impact on the Company's liquidity or on the Company's compliance with its debt covenants.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) (ASU 2016-13). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. Entities will be required to use an expected loss model that will result in the earlier recognition of allowances for losses for trade and other receivables, held-to-maturity debt securities, loans, and other instruments. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company is currently in the process of evaluating the impact and timing of adoption of the ASU 2016-13 on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (ASU 2017-04). ASU 2017-04 eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. This ASU is effective for annual and interim goodwill impairment tests conducted in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently in the process of evaluating the impact and timing of adoption of the ASU 2017-04 on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07). ASU 2018-07 simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. The Company is currently in the process of evaluating the impact and timing of adoption of the ASU 2016-13 on its consolidated financial statements.

3. Balance Sheet Components

Prepaid expenses and other current assets consists of the following:

	As of March 31,
	2019	2018
Prepaid expenses	$11,259	$10,766
Lease incentive due from landlord	8,900	—
Research and development investment tax credits	3,862	3,353
Other current assets	1,850	1,183
Total prepaid expenses and other current assets	$25,871	$15,302

Property and equipment, net, consists of the following:

	As of March 31,
	2019	2018
Building and building improvements (1)	$47,001	$75,165
Computer equipment (2)	112,277	102,821
Leasehold improvements	8,166	6,504
Furniture and fixtures	4,590	4,187
Office equipment	1,345	1,172
	173,379	189,849
Less: Accumulated depreciation and amortization (1) (2)	(79,177)	(66,027)
Property and equipment, net	$94,202	$123,822

(1)	Includes construction costs capitalized related to build-to-suit facilities:

	As of March 31,
	2019	2018
U.S. build-to-suit facility	$47,001	$43,925
U.K. build-to-suit facility	—	31,240
Less: Accumulated depreciation	(5,164)	(753)
	$41,837	$74,412

As of March 31, 2019 and 2018, the U.S. build-to-suit facility includes company-funded building improvements of $5.2 million and $4.5 million, respectively. In March 2019, the Company derecognized the U.K. build-to-suit facility upon substantial completion of construction. See Note 12 for further details.

(2)	Includes property and equipment acquired under capital leases:

	As of March 31,
	2019	2018
Computer equipment	$4,754	$4,713
Less: Accumulated amortization	(2,228)	(990)
	$2,526	$3,723

Depreciation and amortization expense was $25.2 million, $17.5 million, and $11.8 million for the years ended March 31, 2019, 2018 and 2017, respectively.  Depreciation and amortization expense in the years ended March 31, 2019, 2018 and 2017 included $1.2 million, $0.9 million and $0.1 million related to property and equipment acquired under capital leases.

Accrued expenses and other current liabilities consists of the following:

	As of March 31,
	2019	2018
Accrued payroll and related benefits	$21,198	$15,325
Accrued taxes payable	5,305	4,029
Construction financing lease obligation	2,670	2,421
Restructuring liability	49	851
Other accrued expenses	15,087	11,252
Total accrued expenses and other current liabilities	$44,309	$33,878

Other non-current liabilities consists of the following:

	As of March 31,
	2019	2018
Deferred rent	$10,218	$840
Restructuring liability	—	74
Other non-current liabilities	5,363	4,040
Total other non-current liabilities	$15,581	$4,954

4. Restructuring

In the fourth quarter of fiscal 2018, the Company ceased use of its Watertown, MA corporate office space and recorded a restructuring charge of $0.8 million. The fair value of the restructuring liability at the cease-use date of $1.1 million was determined by discounting estimated future cash flows, which consisted of remaining lease rentals and estimated sublease rentals that could be reasonably obtained for the property and was adjusted for the effects of deferred rent liabilities recognized under the lease of $0.3 million. The Company’s estimate of sublease rentals was based on a sublease agreement executed in the first quarter of fiscal 2019. In the second quarter of fiscal 2019, the Company recorded a revision to restructuring expense of $0.2 million related to the exit of its Watertown, Massachusetts corporate office space. The restructuring liability and any future changes in the estimate will be recorded in Restructuring in the consolidated statements of operations. The fair value measurement is classified within Level 3 of the fair value hierarchy wherein fair value is estimated using significant unobservable inputs.

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

Prior to the closing of the acquisition, the Company held an ownership interest in Solebit of approximately 1.5%. Upon completion of the acquisition, the Company recognized a gain of $0.3 million recorded in foreign exchange (expense) income and other, net, within the consolidated statement of operations for the remeasurement of its previously held ownership interest to fair value, which was $0.8 million.

The total preliminary purchase price of $96.5 million included cash payments of approximately $95.7 million, inclusive of $8.4 million in purchase price held in escrow. The escrow is being held in respect of claims for indemnification for one year from the purchase date. The preliminary purchase price, cash payments and purchase price allocation are subject to finalization of amounts due from the seller for the one-year indemnification period adjustments and potential working capital adjustments. The Company expects to finalize the purchase price within the required one-year measurement period.

The acquisition of Solebit has been accounted for as a business combination and, in accordance with ASC 805, the Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The following table summarizes the preliminary purchase price allocation as of March 31, 2019 (in thousands):

Preliminary purchase consideration:
Total cash paid, net of acquired cash	$85,258
Cash and cash equivalents acquired	10,410
Fair value of previously held asset	828
Total preliminary purchase price consideration	$96,496

Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	$10,410
Prepaid expenses and other current assets	76
Intangible assets	16,964
Goodwill	74,469
Total assets acquired	101,919
Accounts payable	(18)
Accrued expenses and other current liabilities	(2,345)
Deferred revenue	(663)
Other non-current liabilities	(2,397)
Total fair value of assets acquired and liabilities assumed	$96,496

In the year ended March 31, 2019, acquisition-related expenses were $1.0 million. Acquisition-related expenses have been included primarily in general and administrative expenses in the consolidated statements of operations. The operating results of Solebit are included in the consolidated statements of operations beginning on the acquisition date.

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

A portion of the preliminary purchase price has been allocated to intangible assets and goodwill, respectively, and is reflected in the tables above. The fair value of the assets acquired and liabilities assumed is less than the preliminary purchase price, resulting in the recognition of goodwill. The goodwill reflects the value of the synergies we expect to realize and the assembled workforce and is not deductible for tax purposes. The preliminary purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of the acquisition, which remains preliminary, and using assumptions that the Company’s management believes are reasonable given the information then available. The final allocation of the purchase price may differ materially from the information presented in these consolidated financial statements. Any changes to the preliminary estimates of the fair value of the assets acquired and liabilities assumed during the measurement period will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill.

The following table presents the estimated fair values and useful lives of the identifiable intangible assets acquired:

	Amount (in thousands)	Estimated Useful Life (in years)
Developed technology	$16,689	10
Customer relationships	235	7
Trade names	40	1
Total identifiable intangible assets	$16,964

Pro Forma Financial Information (unaudited)

The following unaudited pro forma information presents the combined results of operations of the Company and Solebit for the years ended March 31, 2019 and 2018 as if the acquisition of Solebit had been completed on April 1, 2017. These pro forma financial results have been prepared for comparative purposes only and include certain adjustments that reflect pro forma results of operations such as fair value adjustments (step-downs) for deferred revenue, increased amortization for the fair value of acquired intangible assets and adjustments to eliminate transaction costs incurred by the Company and Solebit.

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

	Year ended March 31,
	2019	2018
Revenue	$340,824	$262,773
Net loss	(7,729)	(17,359)
Basic net loss per share	$(0.13)	$(0.30)
Diluted net loss per share	$(0.13)	$(0.30)
Weighted average number of ordinary shares outstanding
Basic and diluted	59,960	57,269

Ataata

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

The acquisition of Ataata has been accounted for as a business combination and, in accordance with ASC 805, the Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date.

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

In the year ended March 31, 2019, acquisition-related expenses were $0.5 million. Acquisition-related expenses have been included primarily in general and administrative expenses in the consolidated statements of operations. The operating results of Ataata are included in the consolidated statements of operations beginning on the acquisition date.

The Company has not presented pro forma results of operations for the Ataata acquisition because it is not material to the Company's consolidated results of operations, financial position, or cash flows.

Simply Migrate

On January 25, 2019, the Company acquired Simply Migrate Ltd., an innovative provider of archive data migration technology, for cash consideration of approximately $7.2 million, net of cash acquired of $0.1 million. With this acquisition, the Company expands its migration services with a rich portfolio of connectors, combined with a deeper experience in helping organizations get out of the business of managing expensive, unreliable legacy archives so they can move to a next-generation data protection strategy in the Mimecast cloud. This helps enable the Company to reduce costs, safeguard its intellectual property, preserve institutional memory, accelerate e-discovery and achieve compliance.

The acquisition of Simply Migrate has been accounted for as a business combination and, in accordance with ASC 805, the Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date.

The preliminary purchase price allocation primarily consisted of $3.3 million of identifiable intangible assets, specifically developed technology, with an estimated useful life of eight years and approximately $4.3 million of goodwill that is not deductible for tax purposes. The goodwill balance is primarily attributed to the expanded market opportunities when combining Simply Mirgate's archive data migration technology with the Company’s other offerings. The preliminary purchase price and allocations are subject to finalization of amounts due from the seller for certain working capital adjustments.

In the year ended March 31, 2019, acquisition-related expenses were $0.6 million. Acquisition-related expenses have been included primarily in general and administrative expenses in the consolidated statements of operations. The operating results of Simply Migrate are included in the consolidated statements of operations beginning on the acquisition date.

The Company has not presented pro forma results of operations for the Simply Migrate acquisition because it is not material to the Company's consolidated results of operations, financial position, or cash flows.

6. Goodwill and Intangible Assets

The following table reflects goodwill activity in each of the periods presented:

	Year ended March 31,
	2019	2018
Beginning balance	$5,631	$5,363
Goodwill acquired	101,381	226
Effect of foreign exchange rates	563	42
Ending balance	$107,575	$5,631

Purchased intangible assets consist of the following:

	Weighted-
	Average	March 31, 2019
	Remaining	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(in years)	Value	Amortization	Value
Developed technology	9	$23,577	$(1,707)	$21,870
Customer relationships	6	455	(73)	382
Trade names	1	56	(34)	22
Capitalized software (1)	3	12,431	(4,082)	8,349
		$36,519	$(5,896)	$30,623

	Weighted-
	Average	March 31, 2018
	Remaining	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(in years)	Value	Amortization	Value
Developed technology	9	1,546	(213)	1,333
Customer relationships	6	108	(21)	87
Capitalized software	3	9,171	(1,329)	7,842
		10,825	(1,563)	9,262
In-process research and development (2)		557	—	557
		$11,382	$(1,563)	$9,819

(1)	Includes $0.4 million of costs capitalized related to video production costs. See Note 2 for further information.
(2)	In-process research and development assets were placed in service in the year ended March 31, 2019.

The Company recorded amortization expense of $4.8 million, $1.5 million and $0.1 million for the years ended March 31, 2019, 2018 and 2017, respectively. Amortization relating to developed technology and capitalized software was recorded within cost of revenue and amortization of customer relationships and trade names was recorded within sales and marketing expenses.

Future estimated amortization expense of intangible assets as of March 31, 2019 is as follows:

	Purchased
	Intangible	Capitalized
	Assets	Software
2020	$2,582	$3,522
2021	2,560	2,790
2022	2,560	1,420
2023	2,560	528
Thereafter	12,012	89
Total	$22,274	$8,349

7. Fair Value Measurement

The Company’s financial instruments include cash, cash equivalents, investments, accounts receivable, accounts payable, accrued expenses, and borrowings under the Company’s long-term debt arrangements. The carrying amount of the Company’s long-term debt arrangements approximates its fair values due to the interest rates the Company believes it could obtain for arrangements with similar terms.  The Company’s investments are classified as available-for-sale and reported at fair value in accordance with the market approach utilizing quoted prices that were directly or indirectly observable. The carrying amount of the remainder of the Company’s financial instruments approximated their fair values as of March 31, 2019 and 2018, due to the short-term nature of those instruments.

The Company has evaluated the estimated fair value of financial instruments using available market information. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

Fair values determined using “Level 1 inputs” utilize unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access.  Fair values determined using "Level 2 Inputs" utilize quoted prices that are directly or indirectly observable. Fair values determined using “Level 3 inputs” utilize unobservable inputs for determining fair values of assets or liabilities that reflect an entity's own assumptions in pricing assets or liabilities. As of March 31, 2019 and 2018, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), other than the restructuring liability disclosed in Note 4.

The following table summarizes financial assets measured and recorded at fair value on a recurring basis in the accompanying consolidated balance sheets as of March 31, 2019 and 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Total
Assets:
Money market funds	$8,348	$—	$8,348
U.S. treasury securities	—	1,994	1,994
Non-U.S. government securities	—	7,981	7,981
Corporate securities	—	25,966	25,966
Total assets	$8,348	$35,941	$44,289

	March 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Total
Assets:
Money market funds	$10,143	$—	$10,143
U.S. treasury securities	—	2,990	2,990
Non-U.S. government securities	—	5,996	5,996
Corporate securities	—	49,885	49,885
Total assets	$10,143	$58,871	$69,014

8. Debt

On July 23, 2018, the Company entered into that certain credit agreement (the Credit Agreement), dated as of July 23, 2018 by and among the Company, certain of the Company’s subsidiaries party thereto, as guarantors, certain financial institutions party thereto from time to time, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (the Administrative Agent). The Credit Agreement provided the Company with a $100.0 million senior secured term loan (the Term Loan) and a $50.0 million senior secured revolving credit facility (the Revolving Facility, and together with the Term Loan, the Credit Facility). The proceeds of the Credit Facility, net of $2.3 million of debt issuance costs, are available to fund working capital and for other corporate purposes, including to finance permitted acquisitions and investments. Interest under the Credit Facility accrues at a rate between LIBOR plus 1.375% and LIBOR plus 1.875%, based on the Company’s ratio of indebtedness to earnings before interest, taxes, depreciation, amortization and certain other adjustments (Consolidated EBITDA). Based on this ratio, the current interest rate as of March 31, 2019 under the Credit Facility is LIBOR plus 1.625%. The term of the Credit Facility is five years, maturing on July 23, 2023. At the time the Company entered into the Credit Agreement, there was no outstanding debt.

The Credit Agreement has financial covenants that require the Company to maintain a Consolidated Secured Leverage Ratio (as defined in the Credit Agreement), commencing on September 30, 2018, of not more than 3.00 to 1.00 for the four consecutive fiscal quarter period ending on the last day of each fiscal quarter (the Reference Period), with a step-up to 3.50 to 1.00 for any four-quarter period in which the Company consummates a permitted acquisition having an aggregate purchase price in excess of $25.0 million. The Company must also maintain a Consolidated Interest Expense Ratio (as defined in the Credit Agreement) of 3.00 to 1.00 commencing on September 30, 2018 and for each Reference Period thereafter. The Company was in compliance with all covenants as of March 31, 2019.

The Company allocated debt issuance costs for the Credit Facility on a pro-rata basis between the Term Loan and Revolving Facility. The debt issuance costs on the Term Loan are recorded as a reduction of debt and are amortized and recognized as additional interest expense over the life of the debt instrument using the effective interest method. The debt issuance costs on the Revolving Facility are recorded in other assets and are amortized and recognized as additional interest expense over the life of the Revolving Facility on a straight-line basis. As of March 31, 2019, the balance of debt issuance costs recorded as a reduction of debt was $1.3 million and the balance of debt issuance costs recorded in other assets was $0.6 million.

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

As of March 31, 2019, the Company had $98.1 million outstanding on the Term Loan and had no outstanding borrowings under the Revolving Facility. Total availability under the Revolving Facility is reduced by outstanding letters of credit of $3.9 million. As of March 31, 2019, total availability under the Revolving Facility was $46.1 million. Future minimum principal payment obligations under the Term Loan are as follows:

Year Ending March 31,	Debt
2020	$4,375
2021	6,875
2022	9,375
2023	10,000
2024	67,500
Total minimum debt payments	$98,125
Less: Debt issuance costs	$(1,269)
Less: Current portion of long-term debt	$(4,059)
Long-term debt	$92,797

9. Related Party Transactions

Certain of the Company’s shareholders and certain companies affiliated with our directors and executive officers were also customers of the Company during the periods included in the consolidated financial statements. Revenue recognized during the years ended March 31, 2019, 2018 and 2017 and accounts receivable outstanding as of March 31, 2019 and 2018 related to these transactions was not material.

10. Shareholders’ Equity

As of March 31, 2019, the following ordinary shares were reserved for future issuance under the 2015 Plan, Historical Plans and ESPP (as defined below in Note 11):

As of March 31,
2019
Options outstanding under share option plans	6,208,964
Unvested RSUs	549,853
Options and awards available for future grant under the 2015 Plan	9,138,803
Shares reserved for issuance under ESPP	905,114
Total authorized ordinary shares reserved for future issuance	16,802,734

11. Share-Based Compensation

As of March 31, 2019, the Company has four share-based compensation plans and an employee share purchase plan. Prior to the Company’s initial public offering (IPO) in November 2015, the Company granted share-based awards under three share option plans, which were the Mimecast Limited 2007 Key Employee Share Option Plan (the 2007 Plan), the Mimecast Limited 2010 EMI Share Option Scheme (the 2010 Plan), and the Mimecast Limited Approved Share Option Plan (the Approved Plan) (the 2007 Plan, the 2010 Plan and the Approved Plan, collectively, the Historical Plans). Upon the closing of the IPO, the Mimecast Limited 2015 Share Option and Incentive Plan (the 2015 Plan) and the 2015 Employee Share Purchase Plan (the ESPP) became effective. Subsequent to the IPO, grants of share-based awards have been made under the 2015 Plan and no further grants under the Historical Plans are permitted.

The 2015 Plan allows the compensation committee to make equity-based incentive awards to our officers, employees, non-employee directors and consultants. Initially a total of 5.5 million ordinary shares were reserved for the issuance of awards under the 2015 Plan. This number is subject to adjustment in the event of a share split, share dividend or other change in our capitalization. The 2015 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1st by 5% of the outstanding number of ordinary shares on the immediately preceding December 31 or such lesser number of shares as determined by the board of directors.

Under the 2015 Plan, the share option price may not be less than the fair market value of the ordinary shares on the date of grant and the term of each share option may not exceed 10 years from the date of grant. Share options typically vest over 4 years, but vesting provisions can vary based on the discretion of the board of directors. The Company settles share option exercises under the 2015 Plan through newly issued shares. The Company’s ordinary shares underlying any awards that are forfeited, canceled, withheld upon exercise of an option, or settlement of an award to cover the exercise price or tax withholding, or otherwise terminated other than by exercise will be added back to the shares available for issuance under the 2015 Plan.

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

Share-based compensation expense recognized under the 2015 Plan, Historical Plans and ESPP in the accompanying consolidated statements of operations was as follows:

	Year ended March 31,
	2019	2018	2017
Cost of revenue	$1,684	$1,053	$1,353
Research and development	6,199	2,555	1,873
Sales and marketing	7,856	4,477	4,719
General and administrative	10,215	3,649	2,349
Total share-based compensation expense	$25,954	$11,734	$10,294

In certain situations, the board of directors has approved modifications to employee share option agreements, including acceleration of vesting or the removal of exercise restrictions for share options for which the service-based vesting has been satisfied, which resulted in additional share-based compensation expense. The total modification expense in the years ended March 31, 2019, 2018 and 2017 was $3.2 million, $0.5 million and $3.0 million, respectively.

Share Options

Share option activity under the 2015 Plan and Historical Plans for the year ended March 31, 2019 was as follows:

	Number of Awards	Weighted Average Exercise Price (2)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding as of March 31, 2018	6,229,860	$13.78	7.40	$134,859
Options granted	2,491,548	$37.15
Options exercised	(2,054,813)	$10.39
Options forfeited and cancelled	(457,631)	$25.61
Outstanding as of March 31, 2019	6,208,964	$23.47	7.58	$148,313
Exercisable as of March 31, 2019	2,054,822	$11.56	5.67	$73,538

(1)

As of March 31, 2019 and 2018, the aggregate intrinsic value was calculated based on the positive difference, if any, between the closing price of our ordinary shares on the NASDAQ Global Stock Market on March 31, 2019 and 2018 respectively, and the exercise price of the underlying options.

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

The total intrinsic value of options exercised was $66.4 million, $74.2 million and $24.8 million for the years ended March 31, 2019, 2018 and 2017, respectively. Total cash proceeds from such option exercises were $21.4 million, $15.6 million and $4.5 million for the years ended March 31, 2019, 2018 and 2017, respectively.

As of March 31, 2019, there was approximately $44.6 million of unrecognized share-based compensation expense related to unvested share-based awards subject to service-based vesting conditions, which is expected to be recognized over a weighted-average period of 2.83 years.

ESPP

The Company’s offering periods under the ESPP commence on the first business day in July and January of each year and close on the last business day of December and June, respectively. In the years ended March 31, 2019 and 2018, the Company issued 130 thousand and 64 thousand shares, respectively, in connection with its ESPP offerings and received cash proceeds of $3.3 million and $1.4 million, respectively. In the years ended March 31, 2019 and 2018, the Company recognized $1.3 million and $0.7 million of share-based compensation expense under the ESPP, respectively.

RSUs

The Company grants RSUs to its non-employee directors and its employees. Non-employee directors receive an initial RSU grant upon joining the board of directors that vests over three years and an annual grant each year thereafter that vests fully on the one-year anniversary of the grant date. RSUs granted to employees generally vest in four equal annual installments.

RSU activity under the 2015 Plan for the year ended March 31, 2019 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Intrinsic Value (in thousands) (1) (2)
Unvested RSUs as of March 31, 2018	32,763	$23.06	$1,161
RSUs granted	571,570	$37.33	21,334
RSUs vested	(23,867)	$23.40	919
RSUs forfeited	(30,613)	$36.14	1,225
Unvested RSUs as of March 31, 2019	549,853	$37.15	$26,036

(1)

As of March 31, 2019 and 2018, the intrinsic value of unvested shares was calculated based on the closing price of the Company’s ordinary shares on the NASDAQ Global Select Market on March 31, 2019 and 2018, respectively, multiplied by the number of unvested RSUs.

(2)

The intrinsic value of RSUs granted, vested and forfeited is calculated based on the closing price of the Company’s ordinary shares at the respective transaction dates multiplied by the number of RSUs.

As of March 31, 2019, there was approximately $16.5 million of unrecognized share-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 3.14 years.

12. Commitments and Contingencies

The Company leases its facilities under non-cancelable operating leases and build-to-suit leases with various expiration dates through March 2029. Rent expense related to the Company’s office facilities was $5.3 million, $4.8 million and $3.2 million for the years ended March 31, 2019, 2018 and 2017, respectively. The Company has also entered into various capital lease agreements for computer equipment with non-cancelable terms through January 2022 and has non-cancelable commitments related to its data centers.

Future minimum payments for our capital leases, facility operating leases (including Lexington MA – U.S. build-to-suit lease) and data center operating leases as of March 31, 2019 are as follows:

Year Ending March 31,	Capital Leases	Facility Leases	Data Centers
2020	$918	$10,649	$21,216
2021	1,102	15,186	17,427
2022	326	14,111	13,010
2023	—	13,825	2,774
2024	—	13,686	356
Thereafter	—	59,502	—
Total minimum lease payments	$2,346	$126,959	$54,783
Less: Amount representing interest	(121)
Present value of capital lease obligations	2,225
Less: Current portion	(844)
Long-term portion of capital lease obligations	$1,381

Certain amounts included in the table above relating to data center operating leases for the Company’s servers include usage-based charges in addition to base rent.

Future lease payments in the table above do not include amounts due to the Company for future minimum sublease rental income of $0.6 million under non-cancelable subleases through 2020.

The Company has outstanding letters of credit of $3.9 million and $3.8 million related to certain operating leases as of March 31, 2019 and 2018, respectively.

Construction financing lease obligations

The Company leases certain facilities under build-to-suit leases whereby the Company is deemed to be the owner of the building during the construction period for accounting purposes. For build-to-suit leases, during the construction period and until construction is completed, the Company records certain estimated construction costs incurred and reported to it by the landlord for the buildings as an asset within “Property and equipment, net” and a corresponding “Construction financing lease obligation” on the consolidated balance sheets because the Company is deemed to be the owner of the building during the construction period for accounting purposes. Since the Company’s unit of account is related only to its portion of the buildings, the Company determined that it does not have land leases and has not recorded rent expense attributable to the land. Any incremental costs incurred directly by the Company are also capitalized. In each reporting period, the landlord estimates and reports to the Company construction costs incurred to date for the buildings and the Company records its portion using allocation estimates. The Company periodically meets with the landlord and its construction manager to review these estimates and observe construction progress before recording such amounts.

Lexington, MA - U.S. Headquarters

In February 2017, the Company entered into a lease agreement for a new U.S. headquarters located in a building (the Building) under construction at 191 Spring Street, Lexington, Massachusetts (191 Spring Lease).  Under the terms of the 191 Spring Lease, the Company will initially lease approximately 79,145 square feet of office space for 10 years after initial occupancy commencing in January 2018. The Company executed a $1.3 million letter of credit upon signing the 191 Spring Lease. Pursuant to the work agreement entered into in connection with the 191 Spring Lease, the landlord is responsible for all costs associated with Base Building Work as defined under the 191 Spring Lease and will provide an allowance for normal tenant improvements up to an aggregate of $5.5 million. The Company has the option to extend the 191 Spring Lease for two successive five-year terms. The Company determined that it would account for the 191 Spring Lease as a build-to-suit lease as of March 31, 2017.

In the year ended March 31, 2018, the construction of the Company’s Lexington, MA – U.S. headquarters was substantially completed. The Company concluded that it did not meet the sale-leaseback criteria for derecognition of the building asset and liability due to a collateralized letter of credit of $1.3 million. As a result, the Company continues to be the deemed owner of the building for accounting purposes and accounts for the lease as a financing obligation and depreciates the asset in accordance with the Company’s accounting policy.

The monthly rent payments made to the lessor under the lease agreement are recorded in the Company’s financial statements as principal and interest on the financing obligation. For the years ended March 31, 2019 and 2018, interest expense on lease financing obligations was $1.9 million and $0.5 million, respectively. As of March 31, 2019, the future estimated commitments related to the financing obligations were $36.5 million and $10.0 million for principal and interest, respectively, through January 31, 2028.

London, U.K. – U.K. Headquarters

In January 2018, the Company entered into an Agreement for Lease (AFL) for its new U.K. headquarters located in London, England (U.K. Building). The AFL was entered into around the time the landlord had commenced a construction project to refurbish the U.K. Building and includes terms and conditions that are in effect during the construction project. The Company determined that it will account for the AFL as a build-to-suit lease as of March 31, 2018.

In March 2019, the construction of the U.K. Building was substantially completed and the Company completed lease agreements (U.K. Leases) for its leased portion of the facility.

Upon substantial completion of construction and execution of the U.K. Leases, the Company determined that the U.K. Leases met the criteria for “sale-leaseback” treatment and the Company derecognized the build-to-suit asset and related liability from its consolidated balance sheet as of March 31, 2019 in the amount of $56.8 million. Upon derecognition, the Company classified the U.K. Leases as operating leases. Future commitments related to the lease agreements are included in the table above under the caption Operating Leases.

Under the U.K. Leases, the Company will initially lease approximately 113,000 square feet of space for 56.50 British pounds per square foot per year over an initial term of 15 years through March 2029 with an option to opt-out after 10 years. In the event the Company does not elect its option to opt-out, the Company has the option to extend the U.K. Leases for two successive five-year terms. The U.K. Leases include lease incentives consisting of one year of free rent and a cash inducement of $8.9 million payable to the Company in the quarter ending June 30, 2019, which is included in “Prepaid expenses and other current assets” on the Company’s consolidated balance sheet.

Litigation

The Company has been engaged in discussions over the last several months with a non-practicing patent entity regarding the entity’s patented technology and allegations regarding the Company’s past infringement of that technology, the Company’s technology and a potential commercial licensing arrangement between the parties.  While no legal proceedings have been initiated, the Company has accrued $1.0 million to general and administrative expense in the fourth quarter of the fiscal year ended March 31, 2019 based on its most recent discussions with the entity. Since no legal proceedings have been initiated and the parties are in the initial stages of discussion, the Company has determined that a range of possible losses cannot be reasonably estimated. The Company anticipates that it will continue to engage in discussions with the entity regarding a commercial licensing arrangement, but there can be no assurance that the parties will enter into such an arrangement.  If no agreement is reached, the entity may determine to commence legal proceedings against the Company, which could adversely impact the Company’s results of operations.  If legal proceedings are commenced against the Company, the Company intends to vigorously defend itself.

From time to time, the Company may be involved in legal proceedings and subject to claims in the ordinary course of business. Although the results of these proceedings and claims cannot be predicted with certainty, except as described above, the Company does not believe the ultimate cost to resolve these matters would individually, or taken together, have a material adverse effect on the Company’s business, operating results, cash flows or financial condition. Regardless of the outcome, such proceedings can have an adverse impact on the Company because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

The Company was not subject to any material legal proceedings during the years ended March 31, 2019, 2018 and 2017, and, to the best of its knowledge, except as described above, no material legal proceedings are currently pending or threatened.

Indemnification

The Company typically enters into indemnification agreements with customers in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses suffered or incurred as a result of claims of intellectual property infringement. These indemnification agreements are provisions of the applicable customer agreement. Based on when clients first sign an agreement for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited. Based on historical experience and information known as of March 31, 2019, the Company has not incurred any costs for the above guarantees and indemnities.

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

13. Employee Benefit Plans

The Company maintains a defined contribution savings plan under Section 401(k) of the U.S. Internal Revenue Code (the 401(k) Plan), covering all U.S. employees who satisfy certain eligibility requirements. The 401(k) Plan allows each participant to defer a percentage of their eligible compensation subject to applicable annual limits pursuant to the limits established by the Internal Revenue Service. The Company’s matching contributions were $1.2 million for the year ended March 31, 2019. The Company made no matching contributions for the year ended March 31, 2018.

In addition, the Company contributes to a defined contribution savings plan for its employees in the United Kingdom who satisfy certain eligibility requirements. The plan allows each participant to defer a percentage of their compensation, and the Company contributes an additional 3.0% of all wages for those employees in the scheme on a monthly basis. The Company’s contributions were $1.5 million and $0.5 million for the years ended March 31, 2019 and 2018, respectively.

14. Segment and Geographic Information

Disclosure requirements about segments of an enterprise and related information establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial reports issued to shareholders. Operating segments are defined as components of an enterprise about which separate discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the chief executive officer. The Company and the chief executive officer view the Company’s operations and manage its business as one operating segment.

Geographic Data

The Company allocates, for the purpose of geographic data reporting, its revenue based upon the location of the contracting subsidiary. Total revenue by geographic area was as follows:

	Year ended March 31,
	2019	2018	2017
United States	$169,286	$128,503	$90,932
United Kingdom	103,900	81,720	61,188
South Africa	46,275	39,425	27,890
Other	20,916	12,249	6,553
Total revenue	$340,377	$261,897	$186,563

Property and equipment, net by geographic location consists of the following:

	As of March 31,
	2019	2018
United States (1)	$62,455	$62,064
United Kingdom (2)	17,402	46,664
South Africa	6,170	6,512
Australia	3,481	3,953
Other	4,694	4,629
Total	$94,202	$123,822

(1)	Includes amounts capitalized related to the Company’s U.S. build-to-suit facility of $41.8 million and $39.4 million as of March 31, 2019 and 2018, respectively.
(2)

Includes amounts capitalized related to the Company’s U.K. build-to-suit facility of $31.2 million as of March 31, 2018. In March 2019, the Company derecognized the U.K. build-to-suit facility upon substantial completion of construction. See Note 12 for further details.

15. Income Taxes

Loss before income taxes consists of the following:

	Year ended March 31,
	2019	2018	2017
United Kingdom	$(4,626)	$(15,939)	$(8,162)
Foreign	(374)	6,258	4,923
Loss before income taxes	$(5,000)	$(9,681)	$(3,239)

The provision for income taxes in the accompanying consolidated financial statements is comprised of the following:

	As of March 31,
	2019	2018	2017
Current tax expense:
Domestic	$—	$—	$—
Foreign	3,493	2,597	2,202
Total current tax expense	3,493	2,597	2,202
Deferred tax expense:
Domestic	(578)	—	—
Foreign	(914)	108	—
Total deferred tax expense	(1,492)	108	—
Total provision for income taxes	$2,001	$2,705	$2,202

The reconciliation of the United Kingdom statutory tax rate to the Company’s effective tax rate included in the accompanying consolidated statements of operations is as follows:

	Year ended March 31,
	2019	2018	2017
Tax at statutory rate	19.0%	19.0%	20.0%
U.S. state taxes, net of federal	31.1	14.1	(1.0)
Foreign rate differential	26.3	36.8	(39.3)
Meals and entertainment	(11.4)	(3.1)	(7.4)
Branch income / loss	(0.6)	0.4	0.9
Share-based compensation	172.3	105.3	(4.0)
Foreign exchange	—	—	(24.8)
Non-deductible interest expense	—	—	(3.3)
Tax credits	7.7	8.1	15.6
Unremitted earnings	(3.8)	(1.2)	—
Change in valuation allowance	(249.9)	(110.7)	124.7
Deferred tax true-ups	(3.5)	8.4	(12.4)
Tax reserves	(4.9)	(21.5)	(117.7)
Provision to return	(0.1)	0.4	(0.7)
Withholding taxes	(2.6)	(3.5)	—
Other foreign taxes	—	—	(6.7)
Non-deductible expenses	(5.2)	(2.4)	(10.6)
Deferred tax rate change	(6.3)	(77.8)	(1.3)
Acquisition related costs	(7.6)	—	—
Other	(0.5)	(0.2)	—
Effective Tax Rate	(40.0)%	(27.9)%	(68.0)%

Although the Company’s parent entity is organized under Jersey law, our affairs are, and are intended to be, managed and controlled ongoing in the United Kingdom. Therefore, the Company is resident in the United Kingdom for tax purposes. The Company’s parent entity is domiciled in the United Kingdom and its earnings are subject to 19%, 19% and 20% statutory tax rate for the years ended March 31, 2019, 2018 and 2017, respectively. The Company’s effective tax rate differs from the statutory rate each year primarily due to windfall tax benefits on equity award exercises, the valuation allowance maintained against the Company’s net deferred tax assets, the jurisdictional earnings mix, tax credits, withholding taxes, and other permanent differences primarily related to non-deductible expenses.

Deferred tax assets and liabilities reflect the net tax effects of net operating loss carryovers and the temporary differences between the assets and liabilities carrying value for financial reporting and the amounts used for income tax purposes. The Company’s significant deferred tax assets (liabilities) components are as follows:

	As of March 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$35,120	$24,159
Share-based compensation	5,687	2,760
Deferred revenue	1,761	2,237
Fixed assets	4,187	3,593
Lease liability	11,748	17,024
Accrued compensation	1,211	742
Accrued costs	401	1,362
Deferred rent	320	473
Income tax credits	1,833	1,151
Other	1,247	109
Gross deferred tax assets	63,515	53,610
Deferred tax liabilities:
Prepaid expenses	(219)	(315)
Fixed assets	(13,855)	(19,280)
Unremitted earnings	(320)	(115)
Intangible assets	(4,818)	—
Capitalized commissions	(7,606)	—
Other	(387)	—
Gross deferred tax liabilities	(27,205)	(19,710)
Valuation allowance	(38,318)	(34,008)
Deferred tax (liabilities) assets, net	$(2,008)	$(108)

In assessing the ability to realize the Company’s net deferred tax assets, management considers various factors including taxable income in carryback years, future reversals of existing taxable temporary differences, tax planning strategies, and future taxable income projections to determine whether it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Based on the negative evidence, including the worldwide cumulative losses that the Company has incurred, the Company has determined that the uncertainty regarding realizing its deferred tax assets is sufficient to warrant the need for a full valuation allowance against its worldwide net deferred tax assets. The $4.3 million net increase in the valuation allowance from 2018 to 2019 is primarily due to operating losses incurred and windfall tax benefits on equity awards in the current year, partially offset by the reduction in valuation allowance as a result of recording a net deferred tax liability associated with the adoption of ASC 606. In addition, the Company recognized a tax benefit of $1.0 million for the release of a portion of the Company’s pre-existing U.S. and U.K. valuation allowances as a result of the Ataata and Simply Migrate business combinations.

During the third quarter of fiscal 2018, the Tax Cuts and Jobs Act (the Act) was enacted in the United States. In addition, the Securities and Exchange Commission issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118) that directed taxpayers to consider the impact of the U.S. legislation as “provisional” when it did not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. During 2019, the Company has completed its accounting for the tax effects of the enactment of the Act. During the year ended March 31, 2019, the Company recognized an immaterial adjustment to the provisional estimate recorded related to the Act in the Company’s fiscal 2018 financial statements.

As of March 31, 2019, the Company had U.K. net operating loss carryforwards of approximately $57.4 million that do not expire. As of March 31, 2019, the Company had U.S. federal net operating loss carryforwards of approximately $78.6 million. U.S. federal net operating loss carryforwards generated through March 31, 2017 of approximately $32.5 million expire at various dates through 2037, and U.S. federal net operating loss carryforwards generated in the tax years beginning after March 31, 2017 of approximately $46.1 million do not expire. As of March 31, 2019, the Company had U.S. state net operating loss carryforwards of approximately $54.6 million that expire at various dates through 2039. As of March 31, 2019, the Company had Australian net operating loss carryforwards of approximately $23.9 million that do not expire. As of March 31, 2019, the Company had German net operating loss carryforwards of approximately $9.9 million that do not expire. As of March 31, 2019, the Company had Israeli net operating loss carryforwards of approximately $3.3 million that do not expire. As of March 31, 2019, the Company had a U.K. income tax credit carryforward of $1.1 million that does not expire. As of March 31, 2019, the Company had Israeli income tax credit carryforwards of $0.6 million that expires in 2023 and 2024.

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

As of March 31, 2019 and 2018, the Company had liabilities for uncertain tax positions of $6.0 million and $6.2 million, respectively, none of which, if recognized, would impact the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year ended March 31,
	2019	2018
Beginning balance	$6,164	$4,931
Additions based on tax positions related to current year	164	142
Additions for tax positions of prior years	231	1,444
Reductions due to change in foreign exchange rate	(301)	(353)
Expiration of statutes of limitation	(165)	—
Reductions due to settlements with tax authorities	(77)	—
Ending balance	$6,016	$6,164

Interest and penalty charges, if any, related to uncertain tax positions are classified as income tax expense in the accompanying consolidated statements of operations. As of March 31, 2019 and 2018, the Company had immaterial accrued interest or penalties related to uncertain tax positions.

The Company is subject to taxation in the United Kingdom and several foreign jurisdictions. As of March 31, 2019, the Company is no longer subject to examination by taxing authorities in the United Kingdom for years prior to March 31, 2017. The significant foreign jurisdictions in which the Company operates are no longer subject to examination by taxing authorities for years prior to March 31, 2016. In addition, net operating loss carryforwards in certain jurisdictions may be subject to adjustments by taxing authorities in future years when they are utilized.

The Company had approximately $24.9 million of unremitted foreign earnings as of March 31, 2019. Income taxes have been provided on approximately $10.0 million of the unremitted foreign earnings. Income taxes have not been provided on approximately $14.9 million of unremitted foreign earnings because they are considered to be indefinitely reinvested. The tax payable on the earnings that are indefinitely reinvested would be immaterial.

16. Subsequent Events

Share Option and RSU Grants

On April 1, 2019, the Company granted approximately 1.1 million share options and 0.6 million RSUs to its employees as part of its annual share-based award grant. The grant date fair value per share for share options and RSUs was $21.13 and $47.23, respectively.

17. Quarterly results of operations data (unaudited)

The following tables set forth our unaudited quarterly consolidated statements of operations for each of the eight quarters in the period ended March 31, 2019. We have prepared the quarterly consolidated statements of operations data on a basis consistent with the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results to be expected for any future period.

	Quarter ended
	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,
	2019	2018	2018	2018	2018	2017	2017	2017
	(in thousands, except per share amounts)
Revenue	$92,193	$87,611	$82,169	$78,404	$73,401	$67,272	$63,066	$58,158
Gross profit	67,491	64,353	60,231	57,428	53,225	49,544	46,523	42,906
Income (loss) from operations	207	1,572	(909)	(2,089)	(4,206)	(1,129)	(508)	(1,111)
Net (loss) income	(1,930)	458	(2,058)	(3,471)	(6,554)	(2,593)	(1,339)	(1,900)
Net (loss) income per ordinary share:
Basic	$(0.03)	$0.01	$(0.03)	$(0.06)	$(0.11)	$(0.05)	$(0.02)	$(0.03)
Diluted	$(0.03)	$0.01	$(0.03)	$(0.06)	$(0.11)	$(0.05)	$(0.02)	$(0.03)
Weighted-average number of ordinary shares outstanding:
Basic	60,733	60,141	59,800	59,175	58,264	57,505	57,027	56,292
Diluted	60,733	62,537	59,800	59,175	58,264	57,505	57,027	56,292

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2019 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (2013). As permitted by the SEC, companies are allowed to exclude acquisitions from their first assessment of internal control over financial reporting following the date of acquisition. Management's assessment of the effectiveness of the Company's internal control over financial reporting excluded certain controls within certain entities acquired in fiscal 2019, Solebit and Simply Migrate, which are listed in Note 5 of the Consolidated Financial Statements. The financial statement line items related to excluded controls represented approximately 1.3% of the Company’s total assets as of March 31, 2019 and approximately 0.2% of the Company’s revenue for the year ended March 31, 2019. Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of March 31, 2019.

The effectiveness of our internal control over financial reporting as of March 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Mimecast Limited

Opinion on Internal Control over Financial Reporting

We have audited Mimecast Limited’s internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Mimecast Limited (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Solebit Labs Ltd. and Simply Migrate Ltd., which are included in the 2019 consolidated financial statements of the Company and constituted 1.3% of total assets as of March 31, 2019 and 0.2% of revenue for the year then ended.  Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Solebit Labs Ltd and Simply Migrate Ltd.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2019, and the related notes and our report dated May 29, 2019 expressed an unqualified opinion thereon.

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

May 29, 2019

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth in the definitive Proxy Statement for our 2019 Annual General Meeting of Shareholders, or the Proxy Statement, and is incorporated into this report by reference.

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

(3)	Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit List on the following page.

EXHIBIT LIST

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date (mm/dd/yyyy)

2.1	Share Purchase Agreement dated as of July 31, 2018 by and among Mimecast Services Limited, Solebit LABS Ltd., the shareholders of Solebit LABS Ltd. and Shareholder Representative Services LLC, as the Representative	8-K	001-37637	2.1	07/31/2018

3.1	Memorandum and Articles of Association of the Registrant	F-1/A	333-207454	3.2	11/06/2015

4.1	Specimen certificate evidencing ordinary shares of the Registrant	F-1/A	333-207454	4.1	11/06/2015
4.2*	Description of Securities

10.1	Form of Indemnification Agreement	F-1	333-207454	10.1	10/16/2015

10.2#	Mimecast UK 2007 Key Employee Share Option Plan and Form of Share Option Agreement	F-1	333-207454	10.6	10/16/2015

10.3#	Mimecast UK 2010 EMI Share Option Scheme	F-1	333-207454	10.7	10/16/2015

10.4#	Mimecast UK Approved Share Option Plan and Form of Share Option Certificate	F-1	333-207454	10.8	10/16/2015

10.5#	Mimecast Limited 2015 Share Option and Incentive Plan	F-1/A	333-207454	10.9	11/06/2015

10.6#	German Sub-Plan to the Mimecast Limited 2015 Share Option and Incentive Plan	10-K	001-37637	10.6	05/29/2018

10.7#	Form of Agreements under the Mimecast Limited 2015 Share Option and Incentive Plan	10-K	001-37637	10.7	05/29/2018

10.8*#	Mimecast Limited 2015 Employee Share Purchase Plan

10.9#	German Sub-Plan to the Mimecast Limited 2015 Employee Share Purchase Plan	10-K	001-37637	10.9	05/29/2018

10.10	Underlease, dated August 7, 2013, by and between Mimecast Services Limited and Sands Service Company (No.2)	F-1	333-207454	10.2	10/16/2015

10.11	Lease, dated November 12, 2012, by and between Mimecast North America, Inc. and Farley White Aetna Mills, LLC	F-1	333-207454	10.3	10/16/2015

10.12	First Amendment to Lease, dated October 19, 2015, by and between Mimecast North America, Inc. and Riverworks Watertown Holdings, LLC (as successor in interest to Farley White Aetna Mills, LLC)	20-F	001-37637	4.9.1	05/25/2016

10.13	Second Amendment to Lease dated as of May 26, 2017 by and between Mimecast North America, Inc. and Whetstone Riverworks Holdings, LLC (as successor in interest to Riverworks Watertown Holdings, LLC and Farley White Aetna Mills, LLC)	10-K	001-37637	10.15	05/29/2018

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date (mm/dd/yyyy)
10.14	Lease dated February 17, 2017 by and between Mimecast North America, Inc. and 191 Spring Street Trust	20-F	001-37637	4.11	05/26/2017

10.15	Underlease dated April 21, 2017 by and between Simmons & Simmons LLP, Mimecast Services Limited and Mimecast Limited	20-F	001-37637	4.12	05/26/2017

10.16	Agreement for Lease dated as of January 2, 2018 by and between Bluebutton Developer Company (2012) Limited, Bluebutton Properties UK Limited, B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited, and the Company, and the related Underleases	10-K	001-37637	10.20	05/29/2018
10.17#	Amended and Restated Employment Agreement dated as of September 2, 2015 between Mimecast North America, Inc. and Peter C. Bauer	10-K	001-37637	10.21	05/29/2018
10.18#	Offer Letter dated July 9, 2015 between Mimecast North America, Inc. and Edward Jennings	10-K	001-37637	10.24	05/29/2018
10.19#	Offer Letter dated July 22, 2016 between Mimecast North America, Inc. and Robert P. Nault	10-K	001-37637	10.25	05/29/2019
10.20#	Offer Letter dated October 12, 2017 between Mimecast North America, Inc. and Janet Bishop Levesque	10-K	001-37637	10.26	05/29/2019
10.21#	Mimecast Limited Executive Incentive Plan – FY2019	10-K	001-37637	10.27	05/29/2019

10.22	Credit Agreement dated as of July 23, 2018, by and among Mimecast Limited, certain of Mimecast Limited’s subsidiaries party thereto, as guarantors, certain financial institutions party thereto from time to time, as Lenders, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-37637	10.1	07/24/2018

10.23	Pledge and Security Agreement dated as of July 23, 2018, by and among Mimecast UK Limited, the Grantors (as defined in the Pledge and Security Agreement) and JPMorgan Chase Bank, N.A., as administrative agent to the Lenders party to the Credit Agreement	8-K	001-37637	10.2	07/24/2018

10.24	Trademark Security Agreement dated as of July 23, 2018, by and among Ataata, Inc., Mimecast Services Limited, in favor of JPMorgan Chase Bank, N.A., as administrative agent to the Lenders party to the Credit Agreement	8-K	001-37637	10.3	07/24/2018

10.25	Patent Security Agreement dated as of July 23, 2018, by and between Mimecast Services Limited, in favor of JPMorgan Chase Bank, N.A., as administrative agent to the Lenders party to the Credit Agreement	8-K	001-37637	10.4	07/24/2018

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date (mm/dd/yyyy)
10.26	Security Agreement dated as of July 23, 2018 by and between Mimecast UK Limited, Mimecast Services Limited, Mimecast USD Limited, Mimecast Development Limited, as the original chargors, and JPMorgan Chase Bank, N.A., as the collateral agent	8-K	001-37637	10.5	07/24/2018

10.27	Security Interest Agreement dated as of July 23, 2018, between Mimecast Limited and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-37637	10.6	07/24/2018

10.28	Security Interest Agreement dated as of July 23, 2018, between Mimecast Offshore Limited and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-37637	10.7	07/24/2018

10.29	Security Interest Agreement dated as of July 23, 2018, between Mimecast Services Limited and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-37637	10.8	07/24/2018

10.30	Security Interest Agreement dated as of July 23, 2018, between Mimecast UK Limited and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-37637	10.9	07/24/2019

10.31#	Israeli Sub-Plan to the Mimecast Limited 2015 Share Option and Incentive Plan	10-Q	001-37637	10.39	11/08/2018

10.32#	Israeli Form of Agreements under the Mimecast Limited 2015 Share Option and Incentive Plan	10-Q	001-37637	10.40	11/08/2018

10.33	First Amendment to Lease dated as of the 8th day of August 2018 by and between 191 Spring Street Trust and Mimecast North America, Inc.	10-Q	001-37637	10.41	11/08/2018

10.34	Amendment to Lease Agreement dated September 5, 2018 between PCPI UT Owner, LP, as successor-in-interest, and Mimecast North America, Inc.	10-Q	001-37637	10.42	11/08/2018

10.35	Deed of Variation dated 17 January 2019 to Agreement for Lease dated as of January 2, 2018 by and between Bluebutton Developer Company (2012) Limited, Bluebutton Properties UK Limited, B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited and Mimecast Limited	10-Q	001-37637	10.43	02/11/2019

10.36#	Offer Letter between Mimecast Limited and Rafe Brown, dated February 7, 2019	8-K	001-37637	10.1	02/11/2019

10.37#	Mimecast Limited Executive Incentive Plan – FY 2020	8-K	001-37637	10.1	03/19/2019

10.38*#	Offer Letter between Mimecast Limited and Christina Van Houten, dated March 7, 2018

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date (mm/dd/yyyy)
10.39*#	Offer Letter between Mimecast Limited and Karen Anderson, dated October 2018

10.40*	Second Amendment to Lease dated as of the 26th day of March 2019 by and between 191 Spring Street Trust and Mimecast North America, Inc.

10.41*	Lease of 3rd Floor of 1 Finsbury Avenue, London EC2 dated 29 March 2019 between B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited and Mimecast Limited

10.42*	Lease of 4th Floor of 1 Finsbury Avenue, London EC2 dated 29 March 2019 between B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited and Mimecast Limited

10.43*	Lease of 5th Floor of 1 Finsbury Avenue, London EC2 dated 29 March 2019 between B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited and Mimecast Limited

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP, Registered Public Accounting Firm

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

Mimecast Limited

Date: May 29, 2019	By:	/s/ Peter Bauer
Peter Bauer
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Peter Bauer	Chairman and Chief Executive Officer (Principal Executive Officer)	May 29, 2019
Peter Bauer

/s/ Rafeal Brown	Chief Financial Officer (Principal Financial and Accounting Officer)	May 29, 2019
Rafeal Brown

/s/ Aron Ain	Director	May 29, 2019
Aron Ain

/s/ Christopher FitzGerald	Director	May 29, 2019
Christopher FitzGerald

/s/ Jeffrey Lieberman	Director	May 29, 2019
Jeffrey Lieberman

/s/ Neil Murray	Director	May 29, 2019
Neil Murray

/s/ Robert P. Schechter	Director	May 29, 2019
Robert P. Schechter

/s/ Hagi Schwartz	Director	May 29, 2019
Hagi Schwartz

/s/ Stephen M. Ward	Director	May 29, 2019
Stephen M. Ward