Form 10-Q
period 2019-06-30
Mimecast Ltd
filed 2019-08-05
CIK 1644675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 31, 2019, the registrant had 61,759,379 shares of ordinary shares, $0.012 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MIMECAST LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	As of June 30,	As of March 31,
	2019	2019
Assets
Current assets
Cash and cash equivalents	$174,812	$137,576
Short-term investments	22,025	35,941
Accounts receivable, net	68,495	80,953
Deferred contract costs, net	8,802	8,140
Prepaid expenses and other current assets	15,621	25,871
Total current assets	289,755	288,481

Property and equipment, net	65,655	94,202
Operating lease right-of-use assets	133,350	—
Intangible assets, net	29,154	30,623
Goodwill	108,722	107,575
Deferred contract costs, net of current portion	30,103	28,250
Other assets	6,195	5,156
Total assets	$662,934	$554,287

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$7,411	$9,457
Accrued expenses and other current liabilities	37,438	44,309
Deferred revenue	162,814	163,102
Current portion of finance lease obligations	938	844
Current portion of operating lease liabilities	27,846	—
Current portion of long-term debt	4,695	4,059
Total current liabilities	241,142	221,771

Deferred revenue, net of current portion	12,309	12,472
Long-term finance lease obligations	1,122	1,381
Operating lease liabilities	121,330	—
Long-term debt	91,655	92,797
Construction financing lease obligations	—	36,650
Other non-current liabilities	4,268	15,581
Total liabilities	471,826	380,652

Commitments and contingencies (Note 13)

Shareholders' equity
Ordinary shares, $0.012 par value, 300,000,000 shares authorized; 61,728,891 and 61,158,051 shares issued and outstanding as of June 30, 2019 and March 31, 2019, respectively	740	734
Additional paid-in capital	281,130	263,388
Accumulated deficit	(85,470)	(83,632)
Accumulated other comprehensive loss	(5,292)	(6,855)
Total shareholders' equity	191,108	173,635
Total liabilities and shareholders' equity	$662,934	$554,287

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIMECAST LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,
	2019	2018
Revenue	$99,231	$78,404
Cost of revenue	25,467	20,976
Gross profit	73,764	57,428
Operating expenses
Research and development	19,385	13,100
Sales and marketing	43,370	34,203
General and administrative	15,447	12,214
Total operating expenses	78,202	59,517
Loss from operations	(4,438)	(2,089)
Other income (expense)
Interest income	982	444
Interest expense	(1,280)	(527)
Foreign exchange income (expense) and other, net	956	(441)
Total other income (expense), net	658	(524)
Loss before income taxes	(3,780)	(2,613)
Provision for income taxes	230	858
Net loss	$(4,010)	$(3,471)

Net loss per ordinary share
Basic and diluted	$(0.07)	$(0.06)
Weighted-average number of ordinary shares outstanding
Basic and diluted	61,444	59,175

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIMECAST LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three months ended June 30,
	2019	2018
Net loss	$(4,010)	$(3,471)
Other comprehensive income (loss):
Net unrealized gains on investments, net of tax	30	64
Change in foreign currency translation adjustment	1,533	(2,168)
Total other comprehensive income (loss)	1,563	(2,104)
Comprehensive loss	$(2,447)	$(5,575)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIMECAST LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three months ended June 30, 2019
					Accumulated
	Ordinary Shares		Additional		Other	Total
	Number of		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of March 31, 2019	61,158	$734	$263,388	$(83,632)	$(6,855)	$173,635
Cumulative effect adjustment ASU 2016-02 (1)	—	—	—	2,172	—	2,172
Net loss	—	—	—	(4,010)	—	(4,010)
Foreign currency translation adjustment	—	—	—	—	1,533	1,533
Unrealized gains on investments	—	—	—	—	30	30
Issuance of ordinary shares	571	6	8,864	—	—	8,870
Share-based compensation	—	—	10,015	—	—	10,015
Tax withholding on vesting of restricted share units	—	—	(1,137)	—	—	(1,137)
Balance as of June 30, 2019	61,729	$740	$281,130	$(85,470)	$(5,292)	$191,108

	Three months ended June 30, 2018
					Accumulated
	Ordinary Shares		Additional		Other	Total
	Number of		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of March 31, 2018	58,950	$707	$212,839	$(106,507)	$(5,347)	$101,692
Cumulative effect of adjustment ASU 2014-09 (2)	—	—	—	29,876	—	29,876
Net loss	—	—	—	(3,471)	—	(3,471)
Foreign currency translation adjustment	—	—	—	—	(2,168)	(2,168)
Unrealized gains on investments	—	—	—	—	64	64
Issuance of ordinary shares	650	8	5,896	—	—	5,904
Share-based compensation	—	—	5,156	—	—	5,156
Balance as of June 30, 2018	59,600	$715	$223,891	$(80,102)	$(7,451)	$137,053

(1)Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (ASU 2016-02 or ASC 842)

(2) ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09 or ASC 606)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIMECAST LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended June 30,
	2019	2018
Operating activities
Net loss	$(4,010)	$(3,471)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,442	6,926
Share-based compensation expense	10,034	5,181
Amortization of deferred contract costs	2,116	1,386
Amortization of debt issuance costs	157	—
Amortization of operating lease right-of-use assets	7,677	—
Other non-cash items	(42)	(19)
Unrealized currency gains on foreign denominated transactions	(856)	(111)
Changes in assets and liabilities:
Accounts receivable	11,927	6,079
Prepaid expenses and other current assets	8,856	1,569
Deferred contract costs	(4,806)	(3,835)
Other assets	(638)	(98)
Accounts payable	(808)	108
Deferred revenue	1,295	2,521
Operating lease liabilities	(5,145)	—
Accrued expenses and other liabilities	(4,675)	398
Net cash provided by operating activities	28,524	16,634
Investing activities
Purchases of strategic investments	(3,025)	—
Maturities of investments	14,000	17,000
Purchases of property, equipment and capitalized software	(9,161)	(7,575)
Net cash provided by investing activities	1,814	9,425
Financing activities
Proceeds from issuance of ordinary shares	8,870	5,904
Withholding taxes related to net share settlement of restricted share units	(1,137)	—
Payments on debt	(625)	—
Payments on finance lease obligations	(166)	(203)
Payments on construction financing lease obligations	—	(413)
Net cash provided by financing activities	6,942	5,288
Effect of foreign exchange rates on cash	(44)	(2,156)
Net increase in cash and cash equivalents	37,236	29,191

Cash and cash equivalents at beginning of period	137,576	78,339
Cash and cash equivalents at end of period	$174,812	$107,530

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,075	$517
Cash paid during the period for income taxes	$73	$37

Supplemental disclosure of non-cash investing and financing activities
Unpaid purchases of property, equipment and capitalized software	$5,086	$1,168
Construction costs capitalized under financing lease obligations	$—	$2,991
Operating lease right-of-use assets exchanged for lease obligations	$1,195	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIMECAST LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise noted)

(unaudited)

1. Summary of Business and Significant Accounting Policies

Description of Business

Mimecast Limited (Mimecast or the Company) is a public limited company organized under the laws of the Bailiwick of Jersey on July 28, 2015 and is headquartered in London, England.

The principal activity of the Company is the provision of email management services. Mimecast delivers a software-as-a-service (SaaS) enterprise email management service for archiving, continuity, and security, as well as web security and awareness training. By unifying disparate and fragmented email environments into one holistic solution from the cloud, Mimecast minimizes risk and reduces cost and complexity while providing total end-to-end control of email. Mimecast’s proprietary software platform provides a single system to address key email management issues. Mimecast operates principally in North America, Europe, Africa and Australia.

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

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited. These financial statements and notes should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 2019 and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on May 29, 2019.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial information, pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended March 31, 2019 contained in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of June 30, 2019, and for the three months ended June 30, 2019 and 2018. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

Significant estimates relied upon in preparing these condensed consolidated financial statements include revenue recognition, variable consideration, valuation at fair value of assets acquired or sold, including intangibles, goodwill, tangible assets, and liabilities assumed, amortization periods, expected future cash flows used to evaluate the recoverability of long-lived assets, contingent liabilities, construction financing lease obligations, determination of incremental borrowing rates, restructuring liabilities, expensing and capitalization of research and development costs for internal-use software, the determination of the fair value of share-based awards issued, the average period of benefit associated with costs capitalized to obtain revenue contracts and the recoverability of the Company’s net deferred tax assets and related valuation allowance.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions, other events, and circumstances from non-owner sources. Comprehensive loss consists of net loss and other comprehensive income (loss), which includes certain changes in equity that are excluded from net loss. As of June 30, 2019 and March 31, 2019, accumulated other comprehensive loss is presented separately on the condensed consolidated balance sheets and consists of cumulative foreign currency translation adjustments and unrealized gains and losses on investments.

Accounting Policies

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements. As of June 30, 2019, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K, have not changed, except as discussed below.

Lease Policy

In accordance with ASU 2016-02, effective April 1, 2019, the Company classifies leases at the lease commencement date. At the commencement date, the Company will recognize a right-of-use asset (ROUA) and a lease liability on the balance sheet for all leases with the exception of facilities leases with a lease term of 12 months or less. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration.

The Company has elected to account for the lease and non-lease components as a single lease component.

Lease liabilities and their corresponding ROUAs are recorded based on the present value of lease payments over the expected lease term. The implicit rate within the Company’s leases are generally not determinable and therefore the Company uses the incremental borrowing rate at the lease commencement date to determine the present value of lease payments. The Company determines its incremental borrowing rate for each lease based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. Certain of the Company’s leases include options to extend or terminate the lease. An option to extend the lease is considered in connection with determining the ROUA and lease liability when it is reasonably certain the Company will exercise that option. An option to terminate is considered unless it is reasonably certain the Company will not exercise the option.

Refer to Note 6 for further information.

Recently Issued and Adopted Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies and adopted by the Company as of the specified effective date.

Recently Adopted Accounting Pronouncements

On April 1, 2019, the Company adopted ASU 2016-02, which requires a lessee to recognize most leases on the balance sheet but recognize expenses on the income statement in a manner similar to historical practice. The update states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying assets for the lease term. The Company adopted ASU 2016-02 utilizing the modified retrospective transition method in the first quarter of fiscal 2020 and did not restate comparative periods. The Company has elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed it to carry forward the historical lease classification. Refer to Note 6 for further information on the impact of the adoption of ASU 2016-02 on the Company’s consolidated financial statements.

On April 1, 2019, the Company adopted ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07). ASU 2018-07 simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The adoption of this standard had no impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) (ASU 2016-13). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. Entities will be required to use an expected loss model that will result in the earlier recognition of allowances for losses for trade and other receivables, held-to-maturity debt securities, loans, and other instruments. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. ASU 2016-13 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019 and is to be adopted on a modified retrospective basis. Early adoption is permitted. The Company is currently in the process of evaluating the impact and timing of adoption of the ASU 2016-13 on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (ASU 2017-04). ASU 2017-04 eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. ASU 2017-04 is effective for annual and interim goodwill impairment tests conducted in fiscal years beginning after December 15, 2019 and is to be applied on a prospective basis. Early adoption is permitted. The Company is currently in the process of evaluating the impact and timing of adoption of the ASU 2017-04 on its consolidated financial statements.

2. Revenue and Deferred Revenue

Revenue recognized during the three months ended June 30, 2019 from amounts included in deferred revenue at the beginning of the respective periods was approximately $67.2 million. Revenue recognized during the three months ended June 30, 2019 from performance obligations satisfied or partially satisfied in previous periods was not material.

Contracted revenue as of June 30, 2019 that has not yet been recognized (contracted and not recognized) was $90.5 million, which includes deferred revenue and non-cancellable amounts that will be invoiced and recognized as revenue in future periods and excludes contracts with an original expected length of one year or less. The Company expects 51% of contracted and not recognized revenue to be recognized over the next twelve months, 47% in years two and three, with the remaining balance recognized thereafter.

3. Concentration of Credit Risk and Off-Balance Sheet Risk

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

Credit risk with respect to accounts receivable is dispersed due to our large number of customers. The Company’s accounts receivable are derived from revenue earned from customers primarily located in the United States, the United Kingdom and Africa. The Company generally does not require its customers to provide collateral or other security to support accounts receivable. Credit losses historically have not been significant and the Company generally has not experienced any material losses related to receivables from individual customers, or groups of customers. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable. As of June 30, 2019 and March 31, 2019, no individual customer represented more than 10% of the Company’s accounts receivable. During the three months ended June 30, 2019 and 2018, no individual customer represented more than 10% of the Company’s revenue.

As of June 30, 2019, the Company’s investments consisted primarily of investment-grade fixed income corporate debt securities with remaining maturities ranging from one month to four months, non-U.S. government securities with maturities in approximately six months and U.S. treasury securities with maturities in approximately two months. The Company diversifies its investment portfolio by investing in multiple types of investment-grade securities and attempts to mitigate a risk of loss by using a third-party investment manager.

4. Cash, Cash Equivalents and Investments

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

The Company has classified all of its investments as of June 30, 2019, as available-for-sale pursuant to Accounting Standard Codification (ASC) 320, Investments – Debt Securities. The Company records available-for-sale securities at fair value, with unrealized gains and losses included in accumulated other comprehensive loss in shareholders’ equity. The Company includes interest and dividends on securities classified as available-for-sale in interest income. Realized gains and losses are recorded in the condensed consolidated statements of operations and comprehensive loss based on the specific-identification method. There were no realized gains or losses on investments for the three months ended June 30, 2019 and 2018.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than its amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairments of investments are recognized in the condensed consolidated statements of operations if the Company has experienced a credit loss, has the intent to sell the investment, or if it is more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to the end of the period. As of June 30, 2019, the Company did not hold any investments in an unrealized loss position for less than twelve months. As of June 30, 2019, the Company determined that no other-than-temporary impairments were required to be recognized in the condensed consolidated statements of operations.

The following is a summary of cash, cash equivalents and investments as of June 30, 2019 and March 31, 2019:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2019:
Cash and cash equivalents due in 90 days or less	$174,812	$—	$—	$174,812
Investments:
U.S. treasury securities due in one year or less	1,998	7	—	2,005
Non-U.S. government securities due in one year or less	5,987	20	—	6,007
Corporate securities due in one year or less	13,982	31	—	14,013
Total investments	21,967	58	—	22,025
Total cash, cash equivalents and investments	$196,779	$58	$—	$196,837

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2019:
Cash and cash equivalents due in 90 days or less	$137,576	$—	$—	$137,576
Investments:
U.S. treasury securities due in one year or less	1,993	1	—	1,994
Non-U.S. government securities due in one year or less	7,969	12	—	7,981
Corporate securities due in one year or less	25,951	24	(9)	25,966
Total investments	35,913	37	(9)	35,941
Total cash, cash equivalents and investments	$173,489	$37	$(9)	$173,517

5. Fair Value of Financial Instruments

The Company’s financial instruments include cash, cash equivalents, investments, accounts receivable, accounts payable, accrued expenses and borrowings under the Company’s long-term debt arrangements.  The carrying amount of the Company’s long-term debt arrangements approximates its fair values due to the interest rates the Company believes it could obtain for arrangements with similar terms.  The Company’s investments are classified as available-for-sale and reported at fair value in accordance with the market approach utilizing quoted prices that were directly or indirectly observable. The carrying amount of the remainder of the Company’s financial instruments approximated their fair values as of June 30, 2019 and March 31, 2019, due to the short-term nature of those instruments.

Strategic investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not have the ability to exercise significant influence. These non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the condensed consolidated statements of operations. The Company holds $3.0 million of strategic investments without readily determinable fair values as of June 30, 2019. These investments are included in other assets on the condensed consolidated balance sheets. There have been no adjustments to the carrying value of strategic investments resulting from impairments or observable price changes.

The Company has evaluated the estimated fair value of financial instruments using available market information. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

Fair values determined using “Level 1 inputs” utilize unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access.  Fair values determined using “Level 2 inputs” utilize quoted prices that are directly or indirectly observable. Fair values determined using “Level 3 inputs” utilize unobservable inputs for determining fair values of assets or liabilities that reflect an entity's own assumptions in pricing assets or liabilities. As of June 30, 2019 and March 31, 2019, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

The Company measures eligible assets and liabilities at fair value, with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities and did not elect the fair value option for any financial assets and liabilities transacted in the three months ended June 30, 2019 and 2018.

The following table summarizes financial assets measured and recorded at fair value on a recurring basis in the accompanying condensed consolidated balance sheets as of June 30, 2019 and March 31, 2019, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Total
Assets:
Money market funds	$6,948	$—	$6,948
U.S. treasury securities	—	2,005	2,005
Non-U.S. government securities	—	6,007	6,007
Corporate securities	—	14,013	14,013
Total assets	$6,948	$22,025	$28,973

	March 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Total
Assets:
Money market funds	$8,348	$—	$8,348
U.S. treasury securities	—	1,994	1,994
Non-U.S. government securities	—	7,981	7,981
Corporate securities	—	25,966	25,966
Total assets	$8,348	$35,941	$44,289

6. Leases

The Company has operating and finance leases for datacenters, facilities, and certain equipment. The leases have remaining lease terms of less than a year to 10 years, some of which include options to extend the leases for up to 10 years. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Variable costs, which are based on actual usage, are not included in the measurement of ROUAs and lease liabilities but are expensed when the event determining the amount of variable consideration to be paid occurs. Amortization expense of the ROUA for finance leases is recognized on a straight-line basis over the lease term and interest expense for finance leases is recognized based on the effective interest method using an incremental borrowing rate.

Adoption of ASU 2016-02 resulted in the recording of additional net lease assets and lease liabilities of approximately $141.3 million and $154.7 million, respectively, as of April 1, 2019. Incremental borrowing rates as of April 1, 2019, the date the new standard was adopted, were used to calculate the present value of the Company’s lease portfolio as of that date. As noted below, leases previously identified as build-to-suit leases were derecognized pursuant to the transition guidance provided for build-to-suit leases in ASU 2016-02. The impact of the derecognition of the build-to-suit lease was a net reduction of $2.2 million to accumulated deficit as of April 1, 2019. The Company recorded the deferred tax impact associated with the cumulative-effect adjustment of adopting ASU 2016-02 to retained earnings with an equal and offsetting adjustment to our valuation allowance. The standard did not materially impact the consolidated net earnings or operating cash flows.

The impact of the adoption of ASC 842 is as follows:

	Balance as of March 31, 2019	Adjustments Due to Adoption of ASC 842	Balance as of April 1, 2019
Assets
Prepaid expenses and other current assets	$25,871	$(939)	$24,932
Property and equipment, net	94,202	(30,963)	63,239
Operating lease right-of-use assets	—	141,280	141,280
Other assets	5,156	(2,566)	2,590
Liabilities
Accrued expenses and other current liabilities	44,309	(3,248)	41,061
Current portion of operating lease liabilities	—	27,611	27,611
Construction financing lease obligations	36,650	(36,650)	-
Operating lease liabilities	—	127,119	127,119
Other non-current liabilities	15,581	(10,192)	5,389
Shareholders' equity
Accumulated deficit	(83,632)	2,172	(81,460)

The components of lease expense were as follows:

Three months ended June 30,
2019
Short-term lease cost	$73
Variable lease cost	949
Operating lease cost	9,400
Finance lease cost:
Amortization of lease assets	309
Interest on lease liabilities	28
Total finance lease cost	$337

Supplemental cash flow information related to leases was as follows:

Three months ended June 30,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$6,837
Operating cash outflows from finance leases	$18
Financing cash outflows from finance leases	$166

Weighted-average remaining lease term and discount rate:

As of June 30,
2019
Weighted-average remaining lease term (in years)
Operating leases	6.50
Finance leases	2.06
Weighted-average discount rate
Operating leases	4.50%
Finance leases	4.83%

Maturities of lease liabilities were as follows:

Year Ending March 31,	Operating Leases	Finance Leases
Remainder of 2020	$25,374	$735
2021	33,638	1,102
2022	27,109	326
2023	15,960	—
2024	13,788	—
Thereafter	58,439	—
Total lease payments	174,308	2,163
Less: imputed interest	(25,132)	(103)
Total lease liabilities	$149,176	$2,060

As of June 30, 2019, the Company had additional operating leases of $7.7 million, including facilities and data center leases, the terms of which have not yet commenced. These operating leases will commence in the current fiscal year with lease terms of 2 to 7 years. The Company had no additional finance leases that have not yet commenced as of June 30, 2019.

Rent expense related to the Company’s office facilities was $4.0 million and $1.2 million for the three months ended June 30, 2019 and 2018, respectively.

As previously disclosed in the Company’s Annual Report on Form 10-K and under the previous lease accounting standard, future minimum payments for capital leases, facility operating leases (including Lexington MA – U.S. build-to-suit lease) and data center operating leases as of March 31, 2019 were as follows:

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

As previously disclosed in the Company’s Annual Report on Form 10-K and under the previous lease accounting standard, property and equipment acquired under capital leases as of March 31, 2019 consisted of $4.8 million of computer equipment, net of accumulated amortization of $2.2 million. Depreciation and amortization expense in the three months ended June 30, 2018 included $0.3 million related to property and equipment acquired under capital leases.

Lexington, MA - U.S. Headquarters

Prior to the adoption of ASU 2016-02, the Company established assets and liabilities for the estimated construction costs incurred under certain lease arrangements where it was considered the owner for accounting purposes only, or build-to-suit leases, to the extent it was involved in the construction of structural improvements or took construction risk prior to commencement of a lease. Upon occupancy of facilities under build-to-suit leases, the Company assessed whether these arrangements qualified for sales recognition under the sale-leaseback accounting guidance.

In February 2017, the Company entered into a lease agreement for a new U.S. headquarters located in a building (the Building) under construction at 191 Spring Street, Lexington, Massachusetts (191 Spring Lease) and determined that it would account for the 191 Spring Lease as a build-to-suit lease as of March 31, 2017. In the year ended March 2018, the construction of the Building was substantially completed. The Company concluded that it did not meet the sale-leaseback criteria and the Company continued to be the deemed owner of the building for accounting purposes. Upon the adoption of ASU 2016-02, the Company derecognized the build-to-suit asset and related liability with the difference recorded to accumulated deficit and recorded an operating lease right-of-use asset and operating lease liability on the condensed consolidated balance sheet for the U.S. headquarters.

7. Internal-use Software Costs

Software Development Costs

Costs incurred to develop software applications used in the Company’s SaaS platform consist of certain direct costs of materials and services incurred in developing or obtaining internal-use computer software, and payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the project. These costs generally consist of internal labor during configuration, coding, and testing activities. Research and development costs incurred during the preliminary project stage or costs incurred for data conversion activities, training, maintenance and general and administrative or overhead costs are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the application is substantially complete and ready for its intended use. Qualified costs incurred during the operating stage of the Company’s software applications relating to upgrades and enhancements are capitalized to the extent it is probable that they will result in added functionality, while costs incurred for maintenance of, and minor upgrades and enhancements to, internal-use software are expensed as incurred. During the three months ended June 30, 2019 and 2018, the Company believes the substantial majority of its development efforts were either in the preliminary project stage of development or in the operation stage (post-implementation), and accordingly, no costs have been capitalized during these periods. These costs are included in the accompanying condensed consolidated statements of operations as research and development expense.

Implementation Costs on Cloud-computing Arrangements

During the three months ended June 30, 2019 and 2018, the Company capitalized $0.6 million and $0.3 million of implementation costs related to hosting arrangements that were incurred during the application development stage. These capitalized implementation costs will be amortized over the expected term of the arrangement and are amortized in the same line item in the condensed consolidated statements of operations as the expense for fees for the associated hosting arrangement.

8. Net Loss Per Ordinary Share

The Company calculates basic and diluted net loss per ordinary share by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. The Company has excluded the following potentially dilutive shares, which include share options outstanding and unvested restricted share units (RSUs), from the weighted-average number of ordinary shares outstanding as their inclusion in the computation for all periods would be anti-dilutive due to net losses incurred (in thousands):

	Three months ended June 30,
	2019	2018
Share options outstanding	6,946	7,270
Unvested RSUs	1,158	318

9. Share-Based Compensation

As of June 30, 2019, the Company has four share-based compensation plans and an employee share purchase plan. Prior to November 19, 2015, the Company had granted share-based awards under three share option plans, which were the Mimecast Limited 2007 Key Employee Share Option Plan (the 2007 Plan), the Mimecast Limited 2010 EMI Share Option Scheme (the 2010 Plan), and the Mimecast Limited Approved Share Option Plan (the Approved Plan) (the 2007 Plan, the 2010 Plan and the Approved Plan, collectively, the Historical Plans). Subsequent to November 19, 2015, the Mimecast Limited 2015 Share Option and Incentive Plan (the 2015 Plan) and the 2015 Employee Share Purchase Plan (the ESPP) became effective and all grants of share-based awards have been made under these plans and no further grants under the Historical Plans were permitted.

Share Options

The fair value of each share option issued under the 2015 Plan was estimated using the Black-Scholes option-pricing model that used the following weighted-average assumptions:

	Three months ended June 30,
	2019	2018
Expected term (in years)	6.1	6.1
Risk-free interest rate	2.4%	2.7%
Expected volatility	42.8%	40.9%
Expected dividend yield	—%	—%
Estimated grant date fair value per ordinary share	$47.30	$35.67

The weighted-average per share fair value of options granted to employees during the three months ended June 30, 2019 and 2018 was $21.15 and $15.64, respectively. As of June 30, 2019, the number of options and awards available for future grant under the 2015 Plan was 7,304,778.

Share option activity under the 2015 Plan and the Historical Plans for the three months ended June 30, 2019 was as follows:

	Number of Awards	Weighted Average Exercise Price (1)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2019	6,208,964	$23.47	7.58	$148,313
Options granted	1,395,518	$47.30
Options exercised	(441,480)	$15.12
Options forfeited and cancelled	(216,549)	$25.82
Outstanding as of June 30, 2019	6,946,453	$28.72	7.93	$125,959
Exercisable as of June 30, 2019	2,301,545	$15.49	6.22	$71,860

(1)

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

The total intrinsic value of options exercised was $13.8 million for the three months ended June 30, 2019. Total cash proceeds from option exercises for the three months ended June 30, 2019 and 2018 was $6.7 million and $4.5 million, respectively.

As of June 30, 2019, there was approximately $65.6 million of unrecognized share-based compensation related to unvested share-based awards subject to service-based vesting conditions, which is expected to be recognized over a weighted-average period of 3.11 years.

ESPP

The ESPP permits eligible employees to purchase shares by authorizing payroll deductions from 1% to 10% of his or her eligible compensation during each six-month offering period, which starts on the first business day in January and July each year. Unless an employee has previously withdrawn from the offering, his or her accumulated payroll deductions will be used to purchase shares on the last day of the offering period at a price equal to 85% of the fair market value of the shares on the first business day or last business day of the offering period, whichever is lower. In the three months ended June 30, 2019 and 2018, the Company recognized share-based compensation expense under the ESPP of $0.4 million and $0.2 million, respectively. Total cash proceeds from shares purchased under the ESPP for the three months ended June 30, 2019 and 2018 were $2.2 million and $1.4 million, respectively.

As of June 30, 2019, there were 0.8 million shares of the Company's ordinary shares available for future issuance under the ESPP.

RSUs

The Company grants RSUs to its non-employee directors and its employees. Non-employee directors receive an initial RSU grant upon joining the board of directors that vests over three years and an annual grant each year thereafter that vests fully on the one-year anniversary of the grant date. RSUs granted to Company employees generally vest in four equal annual installments.

RSU activity under the 2015 Plan for the three months ended June 30, 2019 was as follows:

	Number of Awards	Weighted Average Grant Date Fair Value	Intrinsic Value
Unvested RSUs as of March 31, 2019	549,853	$37.15	$26,036
RSUs granted	691,705	$47.29	32,713
RSUs vested	(69,709)	$35.15	3,458
RSUs forfeited	(13,762)	$41.25	645
Unvested RSUs as of June 30, 2019	1,158,087	$43.28	$54,094

As of June 30, 2019, there was approximately $45.2 million of unrecognized share-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 3.49 years.

Share-based compensation expense recognized under the 2015 Plan, Historical Plans and ESPP in the accompanying condensed consolidated statements of operations was as follows:

	Three months ended June 30,
	2019	2018
Cost of revenue	$787	$404
Research and development	2,549	1,330
Sales and marketing	3,782	1,831
General and administrative	2,916	1,616
Total share-based compensation expense	$10,034	$5,181

In certain situations, the board of directors has approved modifications to employee share option agreements, including acceleration of vesting or the removal of exercise restrictions for share options for which the service-based vesting has been satisfied, which resulted in additional share-based compensation expense. The total modification expense included in the table above for the three months ended June 30, 2018 was $0.2 million. There were no modifications to equity awards in the three months ended June 30, 2019.

10. Acquisitions

The following acquisitions have been accounted for as business combinations in accordance with ASC 805, Business Combinations. The Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition dates.

Fiscal 2019 Acquisitions

Solebit LABS Ltd.

On July 31, 2018, the Company entered into a share purchase agreement (the Purchase Agreement) pursuant to which it acquired Solebit LABS Ltd. (Solebit), a company organized under the laws of the State of Israel, that provides security software. Solebit’s technology enhances security for the Company’s customers and adds to its ability to detect and prevent cyber-attacks, zero day threats and malware across email and the web in real time. This acquisition further enhanced the Company’s cyber resilience platform architecture.

The total purchase price of $96.5 million included cash payments of approximately $95.7 million.

The following table summarizes the purchase price allocation as of June 30, 2019:

Purchase consideration:
Total cash paid, net of acquired cash	$85,258
Cash and cash equivalents acquired	10,410
Fair value of previously held asset	828
Total purchase price consideration	$96,496

Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	$10,410
Prepaid expenses and other current assets	76
Intangible assets	16,964
Goodwill	74,469
Total assets acquired	101,919
Accounts payable	(18)
Accrued expenses and other current liabilities	(2,345)
Deferred revenue	(663)
Other non-current liabilities	(2,397)
Total fair value of assets acquired and liabilities assumed	$96,496

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

The fair value of the assets acquired and liabilities assumed reflected in the tables above is less than the purchase price, resulting in the recognition of goodwill. The goodwill is not deductible for tax purposes and reflects the value of the synergies we expect to realize and the assembled workforce.

The following table presents the estimated fair values and useful lives of the identifiable intangible assets acquired:

	Amount	Estimated Useful Life (in years)
Developed technology	$16,689	10
Customer relationships	235	7
Trade names	40	1
Total identifiable intangible assets	$16,964

Pro Forma Financial Information (unaudited)

The following unaudited pro forma information presents the combined results of operations of the Company and Solebit for the three months ended June 30, 2018 as if the acquisition of Solebit had been completed on April 1, 2017. These pro forma financial results have been prepared for comparative purposes only and include certain adjustments that reflect pro forma results of operations such as fair value adjustments (step-downs) for deferred revenue, increased amortization for the fair value of acquired intangible assets and adjustments to eliminate transaction costs incurred by the Company and Solebit.

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

Three months ended June 30,
2018
Revenue	$78,745
Net loss	(4,353)
Basic net loss per share	$(0.07)
Diluted net loss per share	$(0.07)
Weighted average number of ordinary shares outstanding
Basic and diluted	59,175

ATAATA, Inc.

On July 9, 2018, the Company acquired ATAATA, Inc. (Ataata), a privately-owned company based in the United States, for cash consideration of approximately $23.2 million, net of cash acquired of $1.9 million. Ataata is a cybersecurity training and awareness platform designed to reduce human error in the workplace and help enable organizations to become more secure by changing the security culture of their employees. The acquisition allows customers to measure cyber risk training effectiveness by converting behavior observations into actionable risk metrics for security professionals. The addition of security awareness training and risk scoring and analysis strengthened the Company’s cyber resilience for email capabilities.

The purchase price allocation primarily consisted of $1.5 million of identifiable intangible assets and approximately $22.6 million of goodwill that is not deductible for tax purposes. The identifiable intangible assets primarily include developed technology of $1.4 million and customer relationships of $0.1 million, with estimated useful lives of ten and six years, respectively. The goodwill balance is primarily attributed to the expanded market opportunities when combining Ataata's awareness training technology with the Company’s other offerings.

The Company has not presented pro forma results of operations for the Ataata acquisition because it is not material to the Company's condensed consolidated results of operations, financial position, or cash flows.

Simply Migrate

On January 25, 2019, the Company acquired Simply Migrate Ltd., a provider of archive data migration technology, for cash consideration of approximately $7.2 million, net of cash acquired of $0.1 million. With this acquisition, the Company expanded its data migration services with a rich portfolio of connectors, combined with a deeper experience in helping organizations get out of the business of managing expensive, unreliable legacy archives so they can move to a next-generation data protection strategy in the Mimecast cloud.

The purchase price allocation primarily consisted of $3.3 million of identifiable intangible assets, specifically developed technology, with an estimated useful life of eight years and approximately $4.3 million of goodwill that is not deductible for tax purposes. The goodwill balance is primarily attributed to the expanded market opportunities when combining Simply Migrate's archive data migration technology with the Company’s other offerings. The preliminary purchase price and allocations are subject to finalization of amounts due from the seller for certain working capital adjustments.

The Company has not presented pro forma results of operations for the Simply Migrate acquisition because it is not material to the Company's consolidated results of operations, financial position, or cash flows.

11. Goodwill and Intangible Assets

The following is a rollforward of the Company’s goodwill balance:

Goodwill
Balance as of March 31, 2019	$107,575
Effect of foreign exchange rates	1,147
Balance as of June 30, 2019	$108,722

Purchased intangible assets consist of the following:

	Weighted-
	Average	June 30, 2019
	Remaining	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(in years)	Value	Amortization	Value
Developed technology	9	$23,763	$(2,349)	$21,414
Customer relationships	6	459	(90)	369
Trade names	<1	57	(48)	9
Capitalized software (1)	3	12,176	(4,814)	7,362
		$36,455	$(7,301)	$29,154

	Weighted-
	Average	March 31, 2019
	Remaining	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(in years)	Value	Amortization	Value
Developed technology	9	$23,577	$(1,707)	$21,870
Customer relationships	6	455	(73)	382
Trade names	1	56	(34)	22
Capitalized software (1)	3	12,431	(4,082)	8,349
		$36,519	$(5,896)	$30,623

(1)	As of June 30, 2019 and March 31, 2019, the net carrying value of capitalized software includes $0.5 million of costs capitalized related to video production costs.

The Company recorded amortization expense of $1.5 million and $0.8 million for the three months ended June 30, 2019 and 2018, respectively. Amortization relating to developed technology and capitalized software was recorded within cost of revenue and amortization of customer relationships and trade names was recorded within sales and marketing expenses.

Future estimated amortization expense of intangible assets as of June 30, 2019, is as follows:

	Purchased Intangible Assets	Capitalized Software
Remainder of 2020	$1,941	$2,600
2021	2,575	2,731
2022	2,575	1,397
2023	2,575	528
2024	2,519	99
Thereafter	9,607	7
Total	$21,792	$7,362

12. Debt

In July 2018, the Company entered into a credit agreement that provided the Company with a $100.0 million senior secured term loan (the Term Loan) and a $50.0 million senior secured revolving credit facility (the Revolving Facility, and together with the Term Loan, the Credit Facility). The term of the Credit Facility is five years, maturing on July 23, 2023. The effective interest rate for the three months ended June 30, 2019 under the Credit Facility is 4.16%.

The Credit Facility requires the Company to maintain compliance with certain debt covenants, all of which the Company was in compliance with as of June 30, 2019.

As of June 30, 2019, the Company had $97.5 million outstanding on the Term Loan and had no outstanding borrowings under the Revolving Facility. Total availability under the Revolving Facility is reduced by outstanding letters of credit of $3.8 million. As of June 30, 2019, total availability under the Revolving Facility was $46.2 million. Future minimum principal payment obligations under the Term Loan are as follows:

Year Ending March 31,	Debt
Remainder of 2020	$3,750
2021	6,875
2022	9,375
2023	10,000
2024	67,500
Total minimum debt payments	$97,500
Less: Debt issuance costs	(1,150)
Less: Current portion of long-term debt	(4,695)
Long-term debt	$91,655

As of June 30, 2019, the balance of debt issuance costs recorded as a reduction of debt was $1.2 million and the balance of debt issuance costs recorded in other assets was $0.6 million. Total interest expense under the Credit Facility for the three months ended June 30, 2019 was $1.1 million.

13. Commitments and Contingencies

Litigation

The Company has been engaged in discussions over the last several months with a non-practicing patent entity regarding the entity’s patented technology and allegations regarding the Company’s past infringement of that technology, the Company’s technology and a potential commercial licensing arrangement between the parties. While no legal proceedings have been initiated, the Company accrued $1.0 million to general and administrative expense in the fourth quarter of the fiscal year ended March 31, 2019 based on its most recent discussions with the entity. The Company recorded an incremental expense of $0.4 million in the three months ended June 30, 2019. Since no legal proceedings have been initiated and the parties are in the initial stages of discussion, the Company has determined that a range of possible losses cannot be reasonably estimated. The Company anticipates that it will continue to engage in discussions with the entity regarding a commercial licensing arrangement, but there can be no assurance that the parties will enter into such an arrangement.  If no agreement is reached, the entity may determine to commence legal proceedings against the Company, which could adversely impact the Company’s results of operations.  If legal proceedings are commenced against the Company, the Company intends to vigorously defend itself.

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

The Company was not subject to any material legal proceedings during the three months ended June 30, 2019 and 2018, and, to the best of its knowledge, except as described above, no material legal proceedings are currently pending or threatened.

Indemnification

The Company typically enters into indemnification agreements with customers in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses suffered or incurred as a result of claims of intellectual property infringement. These indemnification agreements are provisions of the applicable customer agreement. Based on when clients first sign an agreement for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited. Based on historical experience and information known as of June 30, 2019 and March 31, 2019, the Company has not incurred any costs for the above indemnities.

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

14. Segment and Geographic Information

Geographic Data

The Company allocates, for the purpose of geographic data reporting, its revenue based upon the location of the contracting subsidiary. Total revenue by geographic area was as follows:

	Three months ended June 30,
	2019	2018
Revenue:
United States	$50,416	$37,932
United Kingdom	29,393	24,556
South Africa	12,526	11,622
Other	6,896	4,294
Total revenue	$99,231	$78,404

Property and equipment, net, by geographic location consists of the following:

	As of June 30,	As of March 31,
	2019	2019
United States (1)	$31,722	$62,455
United Kingdom	19,220	17,402
South Africa	6,062	6,170
Australia	3,488	3,481
Other	5,163	4,694
Total	$65,655	$94,202

(1)

Includes construction costs capitalized under financing lease obligations related to the Company’s U.S. build-to-suit facility of $41.8 million as of March 31, 2019. In April 2019, the Company derecognized the U.S. build-to-suit facility upon adoption of ASU 2016-02. Refer to Note 6 for further information.

15. Income Taxes

The provision for income taxes for the three months ended June 30, 2019 and 2018 was $0.2 million and $0.9 million, respectively, on the loss before income taxes of $3.8 million and $2.6 million, respectively.

The provision for income taxes for the three months ended June 30, 2019 was primarily attributable to the tax provision recorded on the earnings of the Company’s U.S. and South African entities, partially offset by the tax benefit provided on the loss of the Company’s Israeli entity and a discrete tax benefit of $0.6 million related to excess tax benefits on share option exercises by U.S. employees. The provision for income taxes for the three months ended June 30, 2018 was primarily attributable to earnings in the Company’s South African entity.

In assessing the Company’s ability to realize its net deferred tax assets, the Company considered various factors including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations to determine whether it is more likely than not that some portion or all of its net deferred tax assets will not be realized. Based upon these factors, the Company has determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against its net deferred tax assets as of June 30, 2019.

During the three months ended June 30, 2019, the Company did not have a material change to the Company’s liabilities for uncertain tax positions. As of June 30, 2019, none of the Company’s uncertain tax positions, if recognized, would impact the effective tax rate. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying condensed consolidated statements of operations. As of June 30, 2019 and March 31, 2019, accrued interest or penalties related to uncertain tax positions were immaterial.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended March 31, 2019, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on May 29, 2019. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q and set forth in our other SEC filings, including our Annual Report on Form 10-K filed with the SEC on May 29, 2019. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We market and sell our services to organizations of all sizes across a broad range of industries. As of June 30, 2019, we provided our services to approximately 35,300 customers and protected millions of their employees across the world. We generate sales through our network of channel partners as well as through our direct sales force. Our growth and future success depends on our ability to expand our customer base and to sell additional services to our existing customers.

In the three months ended June 30, 2019, we generated 49% of our revenue outside of the United States, with 30% generated from the United Kingdom, 13% from South Africa and 6% from the rest of the world. In the three months ended June 30, 2018, we generated 52% of our revenue outside of the United States, with 31% generated from the United Kingdom, 15% from South Africa and 6% from the rest of the world. Our most significant growth market is the United States. We also believe that there is a large opportunity in our other existing markets. We intend to make significant investments in sales and marketing to continue expanding our customer base in our target markets.

We were founded in 2003 in the United Kingdom with a mission to make email safer and better, and to transform the way organizations protect, store and access their email and corporate information. Our first service, Mimecast Email Security, which we launched in late 2003, was quickly followed by Mimecast Email Continuity. In 2004, we added Mimecast Enterprise Information Archiving. These three services generate a large proportion of our revenue today. In 2006, we started the development of our proprietary cloud architecture, which we refer to as Mime | OS™. Mimecast Large File Send was released in 2013 and was followed by Mimecast Targeted Threat Protection in 2014, our advanced persistent threat protection service. In 2014, we also released comprehensive risk mitigation technologies specifically for Microsoft Office 365®, and in 2015, we released Mimecast Secure Messaging. In 2016 and 2017, we announced the newest aspects of our Targeted Threat Protection service, Impersonation Protect and Internal Email Protect, respectively.  Additionally, in 2017, we acquired technology from iSheriff, Inc. to provide our customers additional real-time email threat intelligence and detection expertise complementing our existing portfolio of email security, continuity and archiving solutions.  In 2018, we announced Sync & Recover, a service to enable fast mailbox recovery in the event omnipresent attackers are successful in penetrating an organization. In 2019, we opened an early adopter program for new web security services that provide an easy to deploy and use Domain Name System, or DNS, solution alongside Mimecast’s core email offerings. Additionally, in 2019, with our acquisitions of ATAATA, Inc., or Ataata, and Solebit LABS, Ltd., or Solebit, we entered the security awareness training market and added leading threat detection technology, respectively. In 2019, we also acquired Simply Migrate Ltd., or Simply Migrate, a provider of archive data migration technology.

Key Factors Affecting Our Performance

We believe that the growth of our business and our future success are dependent upon a number of key factors, including the following:

Acquisition of new customers. We employ a sales strategy that focuses on acquiring new customers, through our direct sales force and network of channel partners, and selling additional products to existing customers. Acquiring new customers is a key element of our continued success, growth opportunity and future revenue. We have invested in and intend to continue to invest in our direct sales force and channel partners. During the twelve months ended June 30, 2019, our customer base increased by approximately 4,000 organizations.

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

Currency fluctuations. We conduct business in the United States and in other countries in North America, the United Kingdom and other countries in Europe, South Africa and other countries in Africa, Australia and UAE. As a result, we are exposed to risks associated with fluctuations in currency exchange rates, particularly between the U.S. dollar, the British pound and the South African rand. In the three months ended June 30, 2019, 53% of our revenue was denominated in U.S. dollars, 27% in British pounds, 13% in South African rand and 7% in other currencies. Given that the functional currency of our subsidiaries is generally the local currency of each entity but our reporting currency is the U.S. dollar, devaluations of the British pound, South African rand and other currencies relative to the U.S. dollar impacts our profitability.

Key Performance Indicators

In addition to traditional financial metrics, such as revenue and revenue growth trends, we monitor several other key performance indicators to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. The key performance indicators that we monitor are as follows:

	Three months ended June 30,
	2019	2018
	(dollars in thousands)
Revenue constant currency growth rate (1)	32%	31%
Revenue retention rate	111%	110%
Total customers (2)	35,300	31,300
Gross profit percentage	74%	73%
Adjusted EBITDA (1)	$13,503	$9,958

(1)

Adjusted EBITDA and revenue constant currency growth rates are non-GAAP financial measures. For a reconciliation of Adjusted EBITDA and revenue constant currency growth rates to the nearest comparable GAAP measures, see “Reconciliation of Non-GAAP Financial Measures” below.

(2)	Reflects the customer count on the last day of the period rounded to the nearest hundred customers.

Revenue constant currency growth rate. We believe revenue constant currency growth rate is a key indicator of our performance as it measures our execution as a Company exclusive of currency fluctuations, which are beyond the control of the Company. We calculate revenue constant currency growth rate by translating revenue from entities reporting in foreign currencies into U.S. dollars using the comparable foreign currency exchange rates from the prior fiscal period. For further explanation of the uses and limitations of this measure and a reconciliation of our revenue constant currency growth rate to revenue, as reported, the most directly comparable U.S. GAAP measure, see “Reconciliation of Non-GAAP Financial Measures” below. As our total revenue grows, we expect our constant currency growth rate will decline as the incremental growth from period to period is expected to represent a smaller percentage of total revenue as compared to the prior period.

Revenue retention rate. We believe that our ability to retain customers is an indicator of the stability of our revenue base and the long-term value of our customer relationships. Our revenue retention rate is driven by our customer renewals and upsells. We calculate our revenue retention rate by annualizing constant currency revenue recorded on the last day of the measurement period for only those customers in place throughout the entire measurement period. This revenue includes renewed revenue contracts as well as additional revenue derived from the sale of additional seat licenses as well as additional services sold to these existing customers. We divide the result by revenue on a constant currency basis on the first day of the measurement period for all customers in place at the beginning of the measurement period. The measurement period is the trailing twelve months. The revenue on a constant currency basis is based on the average exchange rates in effect during the respective period. We expect our revenue retention rate in fiscal 2020 periods to remain relatively consistent with fiscal 2019 periods.

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

Adjusted EBITDA. We believe that Adjusted EBITDA is a key indicator of our operating results. We define Adjusted EBITDA as net loss, adjusted to exclude: depreciation, amortization, disposals and impairment of long-lived assets, acquisition-related gains and expenses, litigation-related expenses, share-based compensation expense, restructuring expense, interest income and interest expense, the provision for income taxes and foreign exchange income (expense). Prior to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), ASU 2016-02 or ASC 842, on April 1, 2019, Adjusted EBITDA also included rent paid in the period related to locations which had been accounted for as build-to-suit facilities. For further explanation of the uses and limitations of this measure and a reconciliation of our Adjusted EBITDA to the most directly comparable U.S. GAAP measure, net loss, see “Reconciliation of Non-GAAP Financial Measures” below. We expect that our Adjusted EBITDA will continue to increase; however, we expect that our operating expenses will also increase in absolute dollars as we focus on expanding our sales and marketing teams and growing our research and development capabilities.

Reconciliation of Non-GAAP Financial Measures

Revenue constant currency growth rate

In order to determine how our business performed exclusive of the effect of foreign currency fluctuations, we compare the percentage change in our revenue from one period to another using a constant currency. To determine the revenue constant currency growth rate for the fiscal periods below, revenue from entities reporting in foreign currencies was translated into U.S. dollars using the comparable prior period’s foreign currency exchange rates. For example, the average rates in effect for the three months ended June 30, 2018 were used to convert revenue for the three months ended June 30, 2019 and the revenue for the comparable prior period ended June 30, 2018, rather than the actual exchange rates in effect during the respective periods. Revenue constant currency growth rate is a non-GAAP financial measure. A reconciliation of this non-GAAP measure to its most directly comparable U.S. GAAP measure for the respective periods can be found in the table below:

	Three months ended June 30,
	2019	2018
	(dollars in thousands)
Reconciliation of Revenue Constant Currency Growth Rate:
Revenue, as reported	$99,231	$78,404
Revenue year-over-year growth rate, as reported	27%	35%
Estimated impact of foreign currency fluctuations	5%	(4)%
Revenue constant currency growth rate	32%	31%

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we define as net loss, adjusted to exclude: depreciation, amortization, disposals and impairments of long-lived assets, acquisition-related gains and expenses, litigation-related expenses, share-based compensation expense, restructuring expense, interest income and interest expense, the provision for income taxes and foreign exchange income (expense). Prior to the adoption of ASC 842 on April 1, 2019, Adjusted EBITDA also included rent paid in the period related to locations which had been accounted for as build-to-suit facilities.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA:

	Three months ended June 30,
	2019	2018
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(4,010)	$(3,471)
Depreciation, amortization and disposals of long-lived assets	7,455	6,926
Rent expense related to build-to-suit facilities	—	(890)
Interest expense, net	298	83
Provision for income taxes	230	858
Share-based compensation expense	10,034	5,181
Foreign exchange (income) expense	(854)	541
Acquisition-related expenses (1)	—	730
Litigation-related expenses (2)	350	—
Adjusted EBITDA	$13,503	$9,958

(1)

Acquisition-related expenses relate to costs incurred for acquisition activity in the year ended March 31, 2019. See Note 10 to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q for further information.

(2)

Litigation-related expenses relate to amounts accrued for loss contingencies. See Note 13 to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q for further information.

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

We believe that the estimates, assumptions and judgments involved in revenue recognition, deferred revenue, share-based compensation and accounting for income taxes have the greatest potential impact on our consolidated financial statements and consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. For further information on our critical and other significant accounting policies, see the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on May 29, 2019. See Note 1 to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q for changes to our significant accounting policies since the year ended March 31, 2019.

Recent Accounting Pronouncements

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

We serve approximately 35,300 customers in multiple industries, and our revenue is not concentrated with any single customer or industry. For the three months ended June 30, 2019 and 2018, no single customer accounted for more than 1% of our revenue.

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

Research and development expenses

Research and development expenses consist primarily of personnel and related costs, including salaries, benefits, bonuses, share-based compensation expense, costs of server usage by our developers and allocated overhead costs. We expense all research and development costs as they are incurred. We have focused our efforts on developing new versions of our SaaS technology with expanded features. Our technology is constantly being refined and, as such, we do not capitalize development costs. We believe that continued investment in our technology is important for our future growth. As a result, we expect research and development expenses to increase in absolute dollars as we make further substantial investments in developing our Mime | OS™ platform, improving our existing services and creating new features and products. Research and development expenses as a percentage of total revenue may fluctuate on a quarterly basis but we expect it to increase in the current fiscal year as a result of the expected investments noted above.

Sales and marketing expenses

Sales and marketing expenses consist primarily of personnel and related costs, including salaries, benefits, bonuses, commissions and share-based compensation expense. In addition to these expenses, we incur costs related to marketing and promotional events, online marketing, product marketing and allocated overhead costs. We expense all costs as they are incurred, excluding sales commissions identified as incremental costs to obtain a contract, which are capitalized and amortized over the life of our customers, which we estimate to be six years. Sales and marketing expenses increased in the three months ended June 30, 2019 as we continued to expand our sales and marketing efforts globally, and particularly in the United States. We expect that our sales and marketing expenses will continue to increase in absolute dollars in the year ending March 31, 2020, but remain relatively consistent as a percentage of revenue with fiscal 2019. New sales personnel require training and may take several months or more to achieve productivity; as such, the costs we incur in connection with the hiring of new sales personnel in a given period are not typically offset by increased revenue in that period and may not result in new revenue if these sales personnel fail to become productive. We expect to increase our investment in sales and marketing as we add new services, which will increase these expenses in absolute dollars. Over the long term, we believe that sales and marketing expenses as a percentage of revenue will decrease, but will vary depending upon the mix of revenue from new and existing customers, as well as changes in the productivity of our sales and marketing programs.

General and administrative expenses

General and administrative expenses consist primarily of personnel and related expenses for executive, legal, finance, information technology and human resources functions, including salaries, benefits, incentive compensation and share-based compensation expense, in addition to the costs associated with professional fees, litigation-related expenses, insurance premiums, other corporate expenses and allocated overhead costs. We expect general and administrative expenses to increase in absolute dollars as we continue to incur additional personnel and professional services costs in order to support business growth as well as meeting the compliance requirements of operating as a public company, including those costs incurred in connection with Section 404 of the Sarbanes-Oxley Act, costs associated with acquisitions, legal fees and litigation-related expenses, funding transactions, the adoption of new accounting standards, including ASC 842 and others. Over the long term, we believe that general and administrative expenses as a percentage of revenue will decrease.

Other income (expense)

Other income (expense) is comprised of the following items:

Interest income

Interest income includes interest income earned on our cash, cash equivalents and investments balances. We expect interest income to vary each reporting period depending on our average cash, cash equivalents and investments balances during the period and market interest rates.

Interest expense

Interest expense consists primarily of interest expense associated with our long-term debt and our finance leases. In fiscal 2019, interest expense also consisted of our financing lease obligation in connection with the construction of our Lexington, MA – U.S. headquarters. In April 2019, the Company derecognized the U.S. build-to-suit facility upon adoption of ASU 2016-02. We expect interest expense to increase in fiscal 2020 primarily due to the long-term debt we incurred in July 2018. See “Liquidity and Capital Resources - Borrowings and Credit Facility” below.

Foreign exchange income (expense) and other, net

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

Our provision for income taxes for the three months ended June 30, 2019 is primarily attributable to the tax provision recorded on the earnings of our U.S. and South African entities, partially offset by the tax benefit provided on the loss of our Israeli entity and a discrete tax benefit of $0.6 million related to excess tax benefits on share option exercises by U.S. employees.

Comparison of Period-to-Period Results of Operations

The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated:

	Three months ended June 30,
	2019	2018
	(in thousands)
Revenue	$99,231	$78,404
Cost of revenue	25,467	20,976
Gross profit	73,764	57,428
Operating expenses
Research and development	19,385	13,100
Sales and marketing	43,370	34,203
General and administrative	15,447	12,214
Total operating expenses	78,202	59,517
Loss from operations	(4,438)	(2,089)
Other income (expense)
Interest income	982	444
Interest expense	(1,280)	(527)
Foreign exchange income (expense) and other, net	956	(441)
Total other income (expense), net	658	(524)
Loss before income taxes	(3,780)	(2,613)
Provision for income taxes	230	858
Net loss	$(4,010)	$(3,471)

The following table sets forth our condensed consolidated statements of operations data as a percentage of revenue for each of the periods indicated:

	Three months ended June 30,
	2019	2018
Revenue	100%	100%
Cost of revenue	26%	27%
Gross profit	74%	73%
Operating expenses
Research and development	20%	17%
Sales and marketing	44%	44%
General and administrative	16%	16%
Total operating expenses	79%	76%
Loss from operations	(4)%	(3)%
Other income (expense)
Interest income	1%	1%
Interest expense	(1)%	(1)%
Foreign exchange income (expense) and other, net	1%	(1)%
Total other income (expense), net	1%	(1)%
Loss before income taxes	(4)%	(3)%
Provision for income taxes	—%	1%
Net loss	(4)%	(4)%

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

	Three months ended June 30,
	2019	2018
	(in millions)
Revenue	$4.7	$3.9
Cost of revenue	1.4	1.2
Research and development	1.4	0.9
Sales and marketing	1.8	1.3
General and administrative	0.5	0.4

Comparison of the Three Months Ended June 30, 2019 and 2018

Revenue

	Three months ended June 30,		Period-to-period change
	2019	2018	Amount	% Change
	(dollars in thousands)
Revenue	$99,231	$78,404	$20,827	27%

Revenue increased $20.8 million in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase in revenue was primarily attributable to increases in new customers, including approximately 4,000 new customers added since June 30, 2018, a full quarter of revenue related to new customers added during the first quarter of fiscal 2019, and additional revenue from customers that existed as of June 30, 2018. Revenue for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was negatively impacted by approximately $4.0 million primarily as a result of the strengthening of the U.S. dollar relative to the British pound and South African rand.

Cost of Revenue

	Three months ended June 30,		Period-to-period change
	2019	2018	Amount	% Change
	(dollars in thousands)
Cost of revenue	$25,467	$20,976	$4,491	21%

Cost of revenue increased $4.5 million in the three months ended June 30, 2019 compared to the three months ended June 30, 2018, which was primarily attributable to increases in personnel-related costs of $1.2 million, information technology and facilities costs of $0.9 million, data center costs of $0.9 million, amortization of acquisition-related intangible assets of $0.6 million and depreciation expense of $0.3 million. Cost of revenue for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was positively impacted by approximately $1.0 million primarily as a result of the strengthening of the U.S. dollar relative to the British pound. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount, information technology and facility costs increased primarily as a result of increased headcount, data center costs increased primarily as a result of the increase in our customer base, amortization of acquisition-related intangible assets increased primarily as a result of the Solebit and Simply Migrate acquisitions and depreciation expense increased primarily as a result of increased capital expenditures in support of our expanding infrastructure.

As a result of changes in foreign exchange rates, gross profit decreased in absolute dollars by approximately $3.0 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Excluding the impact of changes in foreign currency exchange rates, gross profit as a percentage of revenue remained consistent as costs related to supporting and hosting our product offerings and delivering our services are primarily incurred in the region in which the related revenue is recognized.

Operating Expenses

	Three months ended June 30,		Period-to-period change
	2019	2018	Amount	% Change
	(dollars in thousands)
Operating expenses:
Research and development	$19,385	$13,100	$6,285	48%
Sales and marketing	43,370	34,203	9,167	27%
General and administrative	15,447	12,214	3,233	26%
Total operating expenses	$78,202	$59,517	$18,685	31%

Research and development expenses

Research and development expenses increased $6.3 million in the three months ended June 30, 2019 compared to the three months ended June 30, 2018, which was primarily attributable to increases in personnel-related costs of $3.3 million, information technology and facilities costs of $1.3 million and share-based compensation expense of $1.2 million. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount. Information technology and facility costs increased primarily as a result of increased headcount. Share-based compensation expense increased primarily as a result of equity grants since the prior year.

Sales and marketing expenses

Sales and marketing expenses increased $9.2 million in the three months ended June 30, 2019 compared to the three months ended June 30, 2018, which was primarily attributable to increases in personnel-related costs of $4.8 million, information technology and facilities costs of $1.7 million and share-based compensation expense of $1.9 million. Total sales and marketing expenses for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 were positively impacted by approximately $1.3 million primarily as a result of the strengthening of the U.S. dollar relative to the British pound. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount. Information technology and facility costs increased primarily as a result of increased headcount. Share-based compensation expense increased primarily as a result of equity grants since the prior year.

General and administrative expenses

General and administrative expenses increased $3.2 million in the three months ended June 30, 2019 compared to the three months ended June 30, 2018, which was primarily attributable to increases in share-based compensation of $1.3 million and personnel-related costs of $1.0 million. Share-based compensation expense increased primarily as a result of equity grants since the prior year. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount.

Other Income (Expense)

	Three months ended June 30,		Period-to-period change
	2019	2018	Amount	% Change
	(dollars in thousands)
Other income (expense):
Interest income	$982	$444	$538	121%
Interest expense	(1,280)	(527)	(753)	143%
Foreign exchange income (expense) and other, net	956	(441)	1,397	nm
Total other income (expense), net	$658	$(524)	$1,182	nm

nm—not meaningful

Interest income increased $0.5 million primarily as a result of higher weighted-average balances of cash, cash equivalents and investments and higher yields on investments.

Interest expense increased $0.8 million primarily as a result of interest expense associated with our long-term debt.

Foreign exchange income (expense) and other, net changed by $1.4 million primarily as a result of a decrease in foreign exchange expense of $1.4 million.

Provision for Income Taxes

	Three months ended June 30,		Period-to-period change
	2019	2018	Amount	% Change
	(dollars in thousands)
Provision for income taxes	$230	$858	$(628)	(73)%

The provision for income taxes decreased by $0.6 million in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The decrease in the provision for income taxes is primarily attributable to the tax benefit provided on the loss of our Israeli entity and decreased earnings in our South African entity.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, investments and accounts receivable. The following table shows net cash provided by operating activities, net cash provided by investing activities, and net cash provided by financing activities for the three months ended June 30, 2019 and 2018:

	Three months ended June 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$28,524	$16,634
Net cash provided by investing activities	1,814	9,425
Net cash provided by financing activities	6,942	5,288

In November 2015, we raised net proceeds of $68.3 million in our initial public offering after deducting underwriting discounts and commissions and offering expenses paid by us. In the years ended March 31, 2019 and 2018, we incurred operating losses of $1.2 million and $7.0 million, respectively. While we expect to generate an operating loss in the year ending March 31, 2020, we expect to continue to generate positive cash flows from operating activities. In the year ending March 31, 2020, we plan to continue to invest in the development and expansion of our Mime | OS™ platform to improve on our existing solutions in order to provide more capabilities to our customers. Investments in capital expenditures in the year ended March 31, 2019 were $28.8 million, of which $25.8 million related to the expansion of our grid architecture. We expect fiscal year 2020 capital expenditures to increase significantly as we expect to incur one-time costs related to the build out and expansion of facilities in the U.K. and other locations and additional data center expansion, primarily in the U.S.

As of June 30, 2019 and March 31, 2019, we had cash, cash equivalents and investments of $196.8 million and $173.5 million, respectively. Based on our current operating plan, we believe that our current cash and cash equivalents, investments and operating cash flows will be sufficient to fund our operations for at least the next twelve months. Our future capital requirements may vary materially from those planned and will depend on certain factors, such as, our growth and our operating results. If we require additional capital resources to grow our business or to acquire complementary technologies and businesses in the future, we may seek to sell additional equity or raise funds through debt financing or other sources. We may also seek to invest in or acquire complementary businesses, applications or technologies, any of which could also require us to seek additional equity or debt financing. We cannot provide assurance that additional financing will be available at all or on terms favorable to us. We had commitments for capital expenditures of approximately $18.3 million as of June 30, 2019, primarily related to the build-out and expansion of facilities in the U.K. and other locations, and the expansion of our grid architecture.

Borrowings and Credit Facility

In July 23, 2018, we entered into that certain Credit Agreement, or the Credit Agreement, by and among us, certain of our subsidiaries party thereto, as guarantors, certain financial institutions party thereto from time to time, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, or the Administrative Agent. The Credit Agreement provided the Company with a $100.0 million senior secured term loan, or the Term Loan, and a $50.0 million senior secured revolving credit facility, or the Revolving Facility, and together with the Term Loan, the Credit Facility, which shall be available to fund working capital and for other corporate purposes, including to finance permitted acquisitions and investments. Total availability under the Revolving Facility is reduced by outstanding letters of credit of $3.8 million. As of June 30, 2019, total availability under the Revolving Facility was $46.2 million. Interest under the Credit Facility accrues at a rate between LIBOR plus 1.375% and LIBOR plus 1.875%, based on our ratio of indebtedness to earnings before interest, taxes, depreciation, amortization and certain other adjustments, or Consolidated EBITDA. Based on this ratio, the current interest rate as of June 30, 2019 under the Credit Facility is LIBOR plus 1.625%. The term of the Credit Facility is five years, maturing on July 23, 2023. At the time we entered into the Credit Agreement, we had no existing debt.

The Credit Facility has financial covenants that require us to maintain a Consolidated Secured Leverage Ratio (as described below), which commenced on September 30, 2018, of not more than 3.00 to 1.00 for the four consecutive fiscal quarter period ending on the last day of each fiscal quarter, or the Reference Period, with a step-up to 3.50 to 1.00 for any four-quarter period in which we consummate a permitted acquisition having an aggregate purchase price in excess of $25.0 million. We must also maintain a Consolidated Interest Expense Ratio of 3.00 to 1.00 which commenced on September 30, 2018 and for each Reference Period thereafter. For purposes of the covenants, “Consolidated Secured Leverage Ratio” generally refers to the ratio of Consolidated Funded Debt that is secured by a lien on assets of us or our subsidiaries to Consolidated EBITDA. “Consolidated Funded Debt” generally refers to borrowed money, debt instruments, finance leases, deferred purchase price of property or services (excluding accounts payable in the ordinary course of business) and earn outs that are due and payable. “Consolidated Interest Expense Ratio” generally refers to the ratio of Consolidated EBITDA to cash interest expense with respect to indebtedness, with certain exclusions. The Company was in compliance with all covenants as of June 30, 2019 and management reasonably believes it will be in compliance over next 12 months.

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

The foregoing summary (and any reference to the Credit Facility contained in this Quarterly Report on Form 10-Q) does not purport to be complete and is qualified in its entirety by reference to the Credit Agreement and the related agreements, which are filed as Exhibits 10.22, 10.23, 10.24, 10.25, 10.26, 10.27, 10.28, 10.29, and 10.30 to this Quarterly Report on Form 10-Q.

Operating activities

For the three months ended June 30, 2019, cash provided by operating activities was $28.5 million. The primary factors affecting our operating cash flows during the period were our net loss of $4.0 million, adjusted for non-cash items of $7.4 million for depreciation and amortization of our property, equipment and intangible assets, $10.0 million of share-based compensation expense, $7.7 million for amortization of our operating lease right-of-use assets and $2.1 million in amortization of deferred contract costs. The primary drivers of the changes in operating assets and liabilities were a $11.9 million decrease in accounts receivable, an $8.9 million decrease in prepaid expenses and other current assets primarily due to the receipt of a lease incentive from our U.K. landlord and a $1.3 million increase in deferred revenue, partially offset by a $5.1 million decrease in operating lease liabilities, a $4.7 million decrease in accrued expenses and other liabilities, a $4.8 million increase in deferred contract costs, a $0.8 million decrease in accounts payable and a $0.6 million increase in other assets.

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

Investing activities

Cash provided by investing activities of $1.8 million for the three months ended June 30, 2019 consisted of $14.0 million in maturities of investments, partially offset by $9.2 million in purchases of property, equipment and capitalized software and $3.0 million in strategic investments. Cash provided by investing activities of $9.4 million for the three months ended June 30, 2018 consisted of $17.0 million in maturities of investments, partially offset by $7.6 million in purchases of property, equipment and capitalized software.

Our capital expenditures in each period were primarily associated with computer equipment and software purchased in support of our expanding infrastructure. Additionally, in the three months ended June 30, 2019 and 2018, we had purchases of $2.4 million and $0.7 million, respectively in leasehold improvements and office equipment related to the fit-out of our new facilities.

Financing activities

Cash provided by financing activities of $6.9 million for the three months ended June 30, 2019 was due to proceeds from issuance of ordinary shares under our equity plans of $8.9 million, partially offset by withholding taxes related to net share settlement of restricted share units of $1.1 million, payments on debt of $0.6 million and payments on finance lease obligations of $0.2 million.

Cash provided by financing activities of $5.3 million for the three months ended June 30, 2018 was due to proceeds from issuance of ordinary shares under our equity plans of $5.9 million partially offset by payments on construction financing lease obligations of $0.4 million and payments on capital lease obligations of $0.2 million.

Net Operating Loss Carryforwards and Income Tax Credits

As of June 30, 2019, we had net operating loss carryforwards in the U.K., U.S. federal and state, Australia, Germany and Israel.  U.S. federal net operating losses generated through the fiscal year ending March 31, 2017 expire at various dates through 2037 while U.S. federal net operating losses generating after March 31, 2017 do not expire.  The U.S. state net operating loss carryforwards expire at various dates through 2039. Net operating loss carryforwards in the U.K., Australia, Germany and Israel do not expire. As of June 30, 2019, we had a U.K. income tax credit carryforward that does not expire. As of June 30, 2019, we had Israel income tax credits that expire in 2023 and 2024.

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

Off-Balance Sheet Arrangements

Up to and including the three months ended June 30, 2019, we have not had any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As a result, we are not exposed to related financing, liquidity, market or credit risks that could arise if we had engaged in those types of arrangements.

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

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound and South African rand. Percentage of revenue and expenses in foreign currency is as follows:

	Three months ended June 30,
	2019	2018
Revenue generated in locations outside the United States	49%	52%
Revenue in currencies other than the United States dollar	47%	50%
Expenses in currencies other than the United States dollar	49%	47%

Percentages of revenue and expenses denominated in foreign currency are as follows:

	Three months ended June 30, 2019
	Revenues	Expenses
British pound	27%	34%
South African Rand	13%	4%
Other currencies	7%	11%
Total	47%	49%

	Three months ended June 30, 2018
	Revenues	Expenses
British pound	29%	33%
South African Rand	15%	5%
Other currencies	6%	9%
Total	50%	47%

As of June 30, 2019 and March 31, 2019, we had $33.9 million and $41.4 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements. As of June 30, 2019 and March 31, 2019, we had $34.4 million and $26.5 million, respectively, of cash denominated in currencies other than the U.S. dollar. As of June 30, 2019, cash denominated in British pounds and South African rand was $14.1 million each. As of March 31, 2019, cash denominated in British pounds and South African rand was $10.3 million and $11.2 million, respectively.

In addition, although our foreign subsidiaries have intercompany accounts that are eliminated upon consolidation, these accounts expose us to foreign currency exchange rate fluctuations. Exchange rate fluctuations on short-term intercompany accounts are recorded in our condensed consolidated statements of operations under “foreign exchange income (expense) and other, net.”

Currently, our largest foreign currency exposures are the British pound and South African rand. Relative to foreign currency exposures existing at June 30, 2019, significant movements in foreign currency exchange rates may expose us to significant losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the three months ended June 30, 2019, we estimate that a 10% unfavorable movement in foreign currency exchange rates against the U.S. dollar would have decreased revenue by $4.7 million, decreased expenses by $5.1 million and would have decreased our loss from operations by $0.4 million. For the three months ended June 30, 2018, we estimate that a 10% unfavorable movement in foreign currency exchange rates against the U.S. dollar would have decreased revenue by $3.9 million, decreased expenses by $3.8 million and would have increased our loss from operations by $0.2 million. The estimates used assume that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. All of the potential changes noted above are based on sensitivity analyses performed on our financial results as of June 30, 2019 and 2018.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments primarily consist of short-term investments and money market funds. As of June 30, 2019 and March 31, 2019, we had cash, cash equivalents and investments of $196.8 million and $173.5 million, respectively. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting.

During the quarter ended June 30, 2019, we implemented certain internal controls in connection with our adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASC 842). There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We have been engaged in discussions over the last several months with a non-practicing patent entity, or NPE, regarding the entity’s patented technology and allegations regarding our past infringement of that technology, our technology and a potential commercial licensing arrangement between the parties.  While no legal proceedings have been initiated, we accrued $1.0 million to general and administrative expense in the fourth quarter of the fiscal year ended March 31, 2019 based on our most recent discussions with the entity. The Company recorded an incremental expense of $0.4 million in the three months ended June 30, 2019. Since no legal proceedings have been initiated and the parties are in the initial stages of discussion, we have determined that a range of possible losses cannot be reasonably estimated. We anticipate that we will continue to engage in discussions with the NPE regarding a commercial licensing arrangement, but there can be no assurance that the parties will enter into such an arrangement.  If no agreement is reached, the NPE may determine to commence legal proceedings against us, which could adversely impact our results of operations.  If legal proceedings are commenced against us, we intend to vigorously defend our company.  See Part II, Item 1A, “Risk Factors — We may be sued by third parties for alleged infringement of their proprietary rights” in this Quarterly Report on Form 10-Q.

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

In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions with us when the existing subscription term expires. Although the majority of our customer contracts include auto-renew provisions, our customers have no obligation to renew their subscriptions upon expiration, and we cannot provide assurance that customers will renew subscriptions at the same or higher level of service, if at all. For the three months ended June 30, 2019, and the fiscal years ended March 31, 2019 and 2018, our customer retention rate has been consistently greater than 90%. We calculate customer retention rate as the percentage of paying customers on the last day of the relevant period in the prior year who remain paying customers on the last day of the relevant period in the current year. The rate of customer renewals may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction or dissatisfaction with our solutions, the effectiveness of our customer support services, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, or reductions in our customers’ spending levels or general economic conditions in the geographic regions in which we operate. If our customers do not renew their subscriptions, or renew on less favorable terms, our revenue may decline, and we may not realize improved operating results from our customer base.

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

In order to grow our business, we anticipate that we will continue to depend on our relationships with our channel partners who we rely on, in addition to our direct sales force, to sell and support our services. In our fiscal period ended June 30, 2019, while no individual channel partner accounted for 10% or more of our revenue, in the aggregate, our channel partners accounted for 73% of our revenue. We expect that sales to channel partners will continue to account for a substantial portion of our revenue for the foreseeable future. We utilize channel partners to efficiently increase the scale of our marketing and sales efforts, increasing our market penetration to customers which we otherwise might not reach on our own. Our ability to achieve revenue growth in the future will depend, in part, on our success in maintaining successful relationships with our channel partners.

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

In addition, as of June 30, 2019, we had $130.5 million in goodwill and intangible assets, net of accumulated amortization, recorded on our balance sheet as a result of our recent acquisitions. We will incur expenses related to the amortization of intangible assets and we may in the future need to incur charges with respect to the impairment of goodwill or intangible assets, which could adversely affect our operating results.

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

We have incurred net losses in each of our fiscal years since our inception in 2003 up through our fiscal year ended March 31, 2019, with the exception of our fiscal year ended March 31, 2015, in which we generated net income of $0.3 million. In our fiscal quarters ended June 30, 2019 and 2018, we incurred net losses of $4.0 million and $3.5 million, respectively. As of June 30, 2019, we had an accumulated deficit of $85.5 million. We have been growing rapidly, and, as we do so, we incur significant sales and marketing, support and other related expenses. Our ability to achieve and sustain profitability will depend in significant part on our obtaining new customers, expanding our existing customer relationships and ensuring that our expenses, including our sales and marketing expenses and the cost of supporting new customers, does not exceed our revenue. We also expect to make significant expenditures and investments in research and development to expand and improve our services and technical infrastructure. In addition, as a public company, we expect to continue to incur significant legal, accounting and other expenses. These increased expenditures may make it harder for us to achieve and maintain profitability and we cannot predict when we will achieve sustained profitability, if at all. We also may incur net losses in the future for a number of other unforeseen reasons. Accordingly, we may not be able to maintain profitability, once achieved, and we may incur losses in the foreseeable future.

We are subject to a number of risks associated with global sales and operations.

We operate a global business with offices located in the United States, the United Kingdom, South Africa, Australia and Germany as well as several other locations. In the fiscal period ended June 30, 2019, we generated 51% of our revenue from the United States, 30% from the United Kingdom, 13% from South Africa and 6% from the rest of the world. As a result, our sales and operations are subject to a number of risks and additional costs, including the following:

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

The functional currency of our operating subsidiaries is generally the local currency of each entity and our reporting currency is the U.S. dollar. For the three months ended June 30, 2019, 53% of our revenue was denominated in U.S. dollars, 27% in British pounds, 13% in South African rand and 7% in other currencies. Given that the functional currency and that of our subsidiaries is generally the local currency of each entity, but our reporting currency is the U.S. dollar, fluctuations in currency exchange rates between the U.S. dollar, the British pound, the South African rand and the Australian dollar could materially and adversely affect our business. There may be instances in which costs and revenue will not be matched with respect to currency denomination. We estimate that a 10% increase or decrease in the value of the British pound against the U.S. dollar would have increased or decreased our loss from operations by approximately $0.8 million in our fiscal period ended June 30, 2019 and that a 10% increase or decrease in the value of the South African rand against the U.S. dollar would have decreased or increased our loss from operations by approximately $0.8 million in our three month period ended June 30, 2019. To date, we have not entered into any currency hedging contracts. As a result, to the extent we continue our expansion on a global basis, we expect that increasing portions of our revenue, cost of revenue, assets and liabilities will be subject to fluctuations in currency valuations. We may experience economic loss and a negative impact on earnings or net assets solely as a result of currency exchange rate fluctuations.

Brexit may continue to have a significant impact on currency exchange rates and the global and European economy generally. The outcome of the referendum caused volatility in global stock markets and foreign currency exchange rate fluctuations, including the strengthening of the U.S. dollar against the British pound and the euro, which may continue or worsen as the outcome of the ultimate terms of the withdrawal of the United Kingdom from the European Union becomes clear. In addition, the South African economy faces a number of challenges, including slow economic growth and high unemployment.  These challenges combined with the uncertain impact of the recent general election, which occurred in May 2019, have made the South African rand highly volatile over the past year.  As described above, significant fluctuations in currency exchange rates between the South African rand and the U.S. dollar will impact our results of operations.

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

We invested 20%, 17% and 15% of our revenue in research and development in the three month period ended June 30, 2019, and the fiscal years ended March 31, 2019 and 2018, respectively. We expect to continue to dedicate significant financial and other resources to our research and development efforts in order to maintain our competitive position. However, investing in research and development personnel, developing new services and enhancing existing services is expensive and time-consuming, and there is no assurance that such activities will result in significant new marketable services, enhancements to existing services, design improvements, cost savings, revenue or other expected benefits. If we spend significant time and effort on research and development and are unable to generate an adequate return on our investment, our business and results of operations may be materially and adversely affected.

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

Our software and services may be subject to export controls and we may also be subject to restrictions or prohibitions on transactions with, or on dealing in funds transfers to/from, certain embargoed jurisdictions and sanctioned persons and entities, pursuant to the U.K. Export Control Organisation’s restrictions, the U.K. Treasury’s restrictions, the European Union Council Regulations, the United States Department of Commerce’s Export Administration Regulations, the economic and trade sanctions regulations administered by the United States Treasury Department’s Office of Foreign Assets Controls and United States Department of State, and similar laws that may apply in other jurisdictions in which we operate or sell or distribute our services. Export control and economic sanctions laws include prohibitions on the sale or supply of certain products and services to certain embargoed or sanctioned countries, regions, governments, persons and entities, as well as restrictions or prohibitions on dealing in funds to/from those countries, regions, governments, persons and entities. In addition, various countries regulate the import of certain encryption items and technology through import permitting and licensing requirements and have enacted laws that could limit our ability to distribute our services or could limit our customers’ ability to implement our services in those countries.

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

In July 2018, we, together with certain of our subsidiaries as guarantors, entered into the Credit Agreement with certain financial institutions, as lenders, and the Administrative Agent.  The Credit Agreement provided us with a $100.0 million senior secured term loan, which we defined previously as the Term Loan, and a $50.0 million senior secured revolving credit facility, which we defined previously as the Revolving Facility. The Credit Agreement requires compliance with significant financial and non-financial covenants, including affirmative covenants relating to the provision of annual and quarterly financial statements and compliance certificates, maintenance of property, insurance, compliance with laws and environmental matters and negative covenants, including, among others, restrictions on the incurrence of certain indebtedness, granting of liens, making investments and acquisitions, mergers and consolidations, paying dividends, entering into affiliate transactions and asset sales. The Credit Agreement also provides for a number of events of default, including, among others, payment, bankruptcy, covenant, representation and warranty, default under material indebtedness (other than the Credit Agreement), change of control and judgment defaults.

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

There is considerable patent and other intellectual property development activity in our industry. Our success depends, in part, on our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities, including non-practicing patent entities, which are entities that have no operating business but exist purely as collectors of patents, which we previously defined as NPEs, and individuals, may own or claim to own intellectual property relating to our industry. Patent and other intellectual property disputes are common and third parties are currently claiming, have claimed, and may in the future claim that we are infringing upon their intellectual property rights or send us letters proposing that we license certain of their patents. In particular, there are a number of NPEs in the security industry that are particularly aggressive about pursuing alleged infringement of their patents. Given this and the proliferation of lawsuits in our industry and other similar industries by both NPEs and operating entities, we expect that we will be sued for patent infringement at some point in the future, regardless of the merits of any such lawsuits. We closely monitor all such claims, respond as appropriate, and none of the claims by the third parties have resulted in litigation to date, but legal actions by such parties are still possible. In addition, we cannot assure that actions by other third parties alleging infringement by us of third-party patents or other intellectual property will not be asserted or prosecuted against us. In the future, others may claim that our services and underlying technology infringe or violate their intellectual property rights. We may also be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. Under all of our sales contracts, we are obligated to indemnify our customers and channel partners against third-party infringement claims, and we may also be obligated to pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify services or refund fees, any of which could be costly. Even if we were to prevail in any such dispute, any litigation regarding intellectual property would be very costly and time-consuming and divert the attention of our management and key personnel from our business operations.

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

Our success and ability to compete depend in part on our intellectual property. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. As of June 30, 2019, we have 15 patents issued and 13 patent applications pending in the United States. We also have 5 patents issued and 1 patent application pending for examination in non-U.S. jurisdictions. We may not be able to obtain any further patents, and our pending applications may not result in the issuance of patents. We have issued patents and pending patent applications outside the United States, and we may have to expend significant resources to obtain additional patents as we expand our international operations due to the cost of monitoring and protecting our rights across multiple jurisdictions.

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

The market price of our ordinary shares may decline.  In addition, the market price of our ordinary shares could be highly volatile and may fluctuate substantially as a result of many factors, many of which we cannot control, including:

•	actual or anticipated fluctuations in our results of operations;
•	variance in our financial performance from the expectations of market analysts;
•	announcements by us or our competitors of significant business developments, changes in service provider relationships, acquisitions or expansion plans;
•	changes in the prices of our services or those of our competitors;
•	our involvement in litigation, including patent litigation;
•	our sale of ordinary shares or other securities in the future;
•	market conditions in our industry;
•	changes in key personnel;

•	the trading volume of our ordinary shares;
•	changes in the estimation of the future size and growth rate of our markets; and
•	general economic and market conditions, both in the U.S. and internationally, including Brexit.

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

As of June 30, 2019, we had net operating loss carryforwards in the U.K., U.S. federal and state, Australia, Germany and Israel.  U.S. federal net operating losses generated through the fiscal year ending March 31, 2017 expire at various dates through 2037 while U.S. federal net operating losses generating after March 31, 2017 do not expire.  The U.S. state net operating loss carryforwards expire at various dates through 2039. Net operating loss carryforwards in the U.K., Australia, Germany and Israel do not expire. As of June 30, 2019, we had a U.K. income tax credit carryforward that does not expire. As of June 30, 2019, we had Israel income tax credits that expire in 2023 and 2024.

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

Item 6. Exhibits.

The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit List below:

EXHIBIT LIST

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date (mm/dd/yyyy)

2.1	Share Purchase Agreement dated as of July 31, 2018 by and among Mimecast Services Limited, Solebit LABS Ltd., the shareholders of Solebit LABS Ltd. and Shareholder Representative Services LLC, as the Representative	8-K	001-37637	2.1	07/31/2018

3.1	Memorandum and Articles of Association of the Registrant	F-1/A	333-207454	3.2	11/06/2015

10.1	Form of Indemnification Agreement	F-1	333-207454	10.1	10/16/2015

10.2#	Mimecast UK 2007 Key Employee Share Option Plan and Form of Share Option Agreement	F-1	333-207454	10.6	10/16/2015

10.3#	Mimecast UK 2010 EMI Share Option Scheme	F-1	333-207454	10.7	10/16/2015

10.4#	Mimecast UK Approved Share Option Plan and Form of Share Option Certificate	F-1	333-207454	10.8	10/16/2015

10.5#	Mimecast Limited 2015 Share Option and Incentive Plan	F-1/A	333-207454	10.9	11/06/2015

10.6#	German Sub-Plan to the Mimecast Limited 2015 Share Option and Incentive Plan	10-K	001-37637	10.6	05/29/2018

10.7#	Form of Agreements under the Mimecast Limited 2015 Share Option and Incentive Plan	10-K	001-37637	10.7	05/29/2018

10.8#	Mimecast Limited 2015 Employee Share Purchase Plan	10-K	001-37637	10.7	05/29/2019

10.9#	German Sub-Plan to the Mimecast Limited 2015 Employee Share Purchase Plan	10-K	001-37637	10.9	05/29/2018

10.10	Underlease, dated August 7, 2013, by and between Mimecast Services Limited and Sands Service Company (No.2)	F-1	333-207454	10.2	10/16/2015

10.11	Lease, dated November 12, 2012, by and between Mimecast North America, Inc. and Farley White Aetna Mills, LLC	F-1	333-207454	10.3	10/16/2015

10.12	First Amendment to Lease, dated October 19, 2015, by and between Mimecast North America, Inc. and Riverworks Watertown Holdings, LLC (as successor in interest to Farley White Aetna Mills, LLC)	20-F	001-37637	4.9.1	05/25/2016

10.13	Second Amendment to Lease dated as of May 26, 2017 by and between Mimecast North America, Inc. and Whetstone Riverworks Holdings, LLC (as successor in interest to Riverworks Watertown Holdings, LLC and Farley White Aetna Mills, LLC)	10-K	001-37637	10.15	05/29/2018

10.14	Lease dated February 17, 2017 by and between Mimecast North America, Inc. and 191 Spring Street Trust	20-F	001-37637	4.11	05/26/2017

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date (mm/dd/yyyy)
10.15	Underlease dated April 21, 2017 by and between Simmons & Simmons LLP, Mimecast Services Limited and Mimecast Limited	20-F	001-37637	4.12	05/26/2017

10.16	Agreement for Lease dated as of January 2, 2018 by and between Bluebutton Developer Company (2012) Limited, Bluebutton Properties UK Limited, B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited, and the Company, and the related Underleases	10-K	001-37637	10.20	05/29/2018

10.17#	Amended and Restated Employment Agreement dated as of September 2, 2015 between Mimecast North America, Inc. and Peter C. Bauer	10-K	001-37637	10.21	05/29/2018

10.18#	Offer Letter dated July 9, 2015 between Mimecast North America, Inc. and Edward Jennings	10-K	001-37637	10.24	05/29/2018

10.19#	Offer Letter dated July 22, 2016 between Mimecast North America, Inc. and Robert P. Nault	10-K	001-37637	10.25	05/29/2019

10.20#	Offer Letter dated October 12, 2017 between Mimecast North America, Inc. and Janet Bishop Levesque	10-K	001-37637	10.26	05/29/2019

10.21#	Mimecast Limited Executive Incentive Plan – FY2019	10-K	001-37637	10.27	05/29/2019

10.22	Credit Agreement dated as of July 23, 2018, by and among Mimecast Limited, certain of Mimecast Limited’s subsidiaries party thereto, as guarantors, certain financial institutions party thereto from time to time, as Lenders, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-37637	10.1	07/24/2018

10.23	Pledge and Security Agreement dated as of July 23, 2018, by and among Mimecast UK Limited, the Grantors (as defined in the Pledge and Security Agreement) and JPMorgan Chase Bank, N.A., as administrative agent to the Lenders party to the Credit Agreement	8-K	001-37637	10.2	07/24/2018

10.24	Trademark Security Agreement dated as of July 23, 2018, by and among Ataata, Inc., Mimecast Services Limited, in favor of JPMorgan Chase Bank, N.A., as administrative agent to the Lenders party to the Credit Agreement	8-K	001-37637	10.3	07/24/2018

10.25	Patent Security Agreement dated as of July 23, 2018, by and between Mimecast Services Limited, in favor of JPMorgan Chase Bank, N.A., as administrative agent to the Lenders party to the Credit Agreement	8-K	001-37637	10.4	07/24/2018

10.26	Security Agreement dated as of July 23, 2018 by and between Mimecast UK Limited, Mimecast Services Limited, Mimecast USD Limited, Mimecast Development Limited, as the original chargors, and JPMorgan Chase Bank, N.A., as the collateral agent	8-K	001-37637	10.5	07/24/2018

10.27	Security Interest Agreement dated as of July 23, 2018, between Mimecast Limited and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-37637	10.6	07/24/2018

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date (mm/dd/yyyy)
10.28	Security Interest Agreement dated as of July 23, 2018, between Mimecast Offshore Limited and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-37637	10.7	07/24/2018

10.29	Security Interest Agreement dated as of July 23, 2018, between Mimecast Services Limited and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-37637	10.8	07/24/2018

10.30	Security Interest Agreement dated as of July 23, 2018, between Mimecast UK Limited and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-37637	10.9	07/24/2018

10.31#	Israeli Sub-Plan to the Mimecast Limited 2015 Share Option and Incentive Plan	10-Q	001-37637	10.39	11/08/2018

10.32#	Israeli Form of Agreements under the Mimecast Limited 2015 Share Option and Incentive Plan	10-Q	001-37637	10.40	11/08/2018
10.33	First Amendment to Lease dated as of the 8th day of August 2018 by and between 191 Spring Street Trust and Mimecast North America, Inc.	10-Q	001-37637	10.41	11/08/2018
10.34	Amendment to Lease Agreement dated September 5, 2018 between PCPI UT Owner, LP, as successor-in-interest, and Mimecast North America, Inc.	10-Q	001-37637	10.42	11/08/2018
10.35	Deed of Variation dated January 17, 2019 to Agreement for Lease dated as of January 2, 2018 by and between Bluebutton Developer Company (2012) Limited, Bluebutton Properties UK Limited, B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited and Mimecast Limited	10-Q	001-37637	10.43	02/11/2019

10.36#	Offer Letter between Mimecast Limited and Rafe Brown, dated February 7, 2019	8-K	001-37637	10.1	02/11/2019

10.37#	Mimecast Limited Executive Incentive Plan – FY 2020	8-K	001-37637	10.1	03/19/2019

10.38#	Offer Letter between Mimecast Limited and Christina Van Houten, dated March 7, 2018	10-K	001-37637	10.38	05/29/2019

10.39#	Offer Letter between Mimecast Limited and Karen Anderson, dated October 7, 2018	10-K	001-37637	10.39	05/29/2019

10.40	Second Amendment to Lease dated as of the 26th day of March 2019 by and between 191 Spring Street Trust and Mimecast North America, Inc	10-K	001-37637	10.40	05/29/2019

10.41	Lease of 3rd Floor of 1 Finsbury Avenue, London EC2 dated 29 March 2019 between B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited and Mimecast Limited	10-K	001-37637	10.41	05/29/2019

10.42	Lease of 4th Floor of 1 Finsbury Avenue, London EC2 dated 29 March 2019 between B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited and Mimecast Limited	10-K	001-37637	10.42	05/29/2019

10.43	Lease of 5th Floor of 1 Finsbury Avenue, London EC2 dated 29 March 2019 between B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited and Mimecast Limited	10-K	001-37637	10.43	05/29/2019

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date (mm/dd/yyyy)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1@	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2@	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Filed herewith.
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

Company Name

Date: August 5, 2019	By:	/s/ Peter Bauer
Peter Bauer
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2019	By:	/s/ Rafeal Brown
Rafeal Brown
Chief Financial Officer (Principal Financial and Accounting Officer)