Form 10-Q
period 2019-09-30
Mimecast Ltd
filed 2019-11-07
CIK 1644675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 001-37637

MIMECAST LIMITED

(Exact Name of Registrant as Specified in its Charter)

Bailiwick of Jersey	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 Finsbury Avenue London EC2M 2PF United Kingdom	EC2M 2PF
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 996-5340

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)
Ordinary Shares, nominal value $0.012 per share	MIME	The Nasdaq Stock Market LLC

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

As of October 31, 2019, the registrant had 61,991,355 shares of ordinary shares, $0.012 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MIMECAST LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	As of September 30,	As of March 31,
	2019	2019
Assets
Current assets
Cash and cash equivalents	$191,172	$137,576
Short-term investments	8,017	35,941
Accounts receivable, net	70,172	80,953
Deferred contract costs, net	9,491	8,140
Prepaid expenses and other current assets	17,948	25,871
Total current assets	296,800	288,481

Property and equipment, net	74,095	94,202
Operating lease right-of-use assets	127,254	—
Intangible assets, net	31,572	30,623
Goodwill	110,467	107,575
Deferred contract costs, net of current portion	31,877	28,250
Other assets	6,652	5,156
Total assets	$678,717	$554,287

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$12,574	$9,457
Accrued expenses and other current liabilities	42,256	44,309
Deferred revenue	161,686	163,102
Current portion of finance lease obligations	949	844
Current portion of operating lease liabilities	29,632	—
Current portion of long-term debt	5,321	4,059
Total current liabilities	252,418	221,771

Deferred revenue, net of current portion	11,598	12,472
Long-term finance lease obligations	859	1,381
Operating lease liabilities	116,624	—
Long-term debt	89,856	92,797
Construction financing lease obligations	—	36,650
Other non-current liabilities	4,742	15,581
Total liabilities	476,097	380,652

Commitments and contingencies (Note 13)

Shareholders' equity
Ordinary shares, $0.012 par value, 300,000,000 shares authorized; 61,953,197 and 61,158,051 shares issued and outstanding as of September 30, 2019 and March 31, 2019, respectively	743	734
Additional paid-in capital	292,575	263,388
Accumulated deficit	(86,391)	(83,632)
Accumulated other comprehensive loss	(4,307)	(6,855)
Total shareholders' equity	202,620	173,635
Total liabilities and shareholders' equity	$678,717	$554,287

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIMECAST LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018
Revenue	$103,357	$82,169	$202,588	$160,573
Cost of revenue	26,134	21,938	51,601	42,914
Gross profit	77,223	60,231	150,987	117,659
Operating expenses
Research and development	19,320	14,157	38,705	27,257
Sales and marketing	41,165	34,705	84,535	68,908
General and administrative	16,756	12,448	32,203	24,662
Restructuring	—	(170)	—	(170)
Total operating expenses	77,241	61,140	155,443	120,657
Loss from operations	(18)	(909)	(4,456)	(2,998)
Other income (expense)
Interest income	1,114	543	2,096	987
Interest expense	(1,195)	(1,568)	(2,475)	(2,095)
Foreign exchange (expense) income and other, net	(704)	498	252	57
Total other income (expense), net	(785)	(527)	(127)	(1,051)
Loss before income taxes	(803)	(1,436)	(4,583)	(4,049)
Provision for income taxes	118	622	348	1,480
Net loss	$(921)	$(2,058)	$(4,931)	$(5,529)

Net loss per ordinary share
Basic and diluted	$(0.01)	$(0.03)	$(0.08)	$(0.09)
Weighted-average number of ordinary shares outstanding
Basic and diluted	61,829	59,800	61,638	59,489

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIMECAST LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018
Net loss	$(921)	$(2,058)	$(4,931)	$(5,529)
Other comprehensive income (loss):
Net unrealized (losses) gains on investments, net of tax	(37)	32	(7)	96
Change in foreign currency translation adjustment	1,022	304	2,555	(1,864)
Total other comprehensive income (loss)	985	336	2,548	(1,768)
Comprehensive income (loss)	$64	$(1,722)	$(2,383)	$(7,297)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIMECAST LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three months ended September 30, 2019
					Accumulated
	Ordinary Shares		Additional		Other	Total
	Number of		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of June 30, 2019	61,729	$740	$281,130	$(85,470)	$(5,292)	$191,108
Net loss	—	—	—	(921)	—	(921)
Foreign currency translation adjustment	—	—	—	—	1,022	1,022
Unrealized losses on investments	—	—	—	—	(37)	(37)
Issuance of ordinary shares	224	3	1,934	—	—	1,937
Share-based compensation	—	—	9,908	—	—	9,908
Tax withholding on vesting of restricted share units	—	—	(397)	—	—	(397)
Balance as of September 30, 2019	61,953	$743	$292,575	$(86,391)	$(4,307)	$202,620

	Six months ended September 30, 2019
					Accumulated
	Ordinary Shares		Additional		Other	Total
	Number of		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of March 31, 2019	61,158	$734	$263,388	$(83,632)	$(6,855)	$173,635
Cumulative effect adjustment ASU 2016-02 (1)	—	—	—	2,172	—	2,172
Net loss	—	—	—	(4,931)	—	(4,931)
Foreign currency translation adjustment	—	—	—	—	2,555	2,555
Unrealized losses on investments	—	—	—	—	(7)	(7)
Issuance of ordinary shares	795	9	10,798	—	—	10,807
Share-based compensation	—	—	19,923	—	—	19,923
Tax withholding on vesting of restricted share units	—	—	(1,534)	—	—	(1,534)
Balance as of September 30, 2019	61,953	$743	$292,575	$(86,391)	$(4,307)	$202,620

	Three months ended September 30, 2018
					Accumulated
	Ordinary Shares		Additional		Other	Total
	Number of		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of June 30, 2018	59,600	$715	$223,891	$(80,102)	$(7,451)	$137,053
Net loss	—	—	—	(2,058)	—	(2,058)
Foreign currency translation adjustment	—	—	—	—	304	304
Unrealized gains on investments	—	—	—	—	32	32
Issuance of ordinary shares	443	6	3,301	—	—	3,307
Share-based compensation	—	—	6,110	—	—	6,110
Balance as of September 30, 2018	60,043	$721	$233,302	$(82,160)	$(7,115)	$144,748

	Six months ended September 30, 2018
					Accumulated
	Ordinary Shares		Additional		Other	Total
	Number of		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of March 31, 2018	58,950	$707	$212,839	$(106,507)	$(5,347)	$101,692
Cumulative effect of adjustment ASU 2014-09 (2)	—	—	—	29,876	—	29,876
Net loss	—	—	—	(5,529)	—	(5,529)
Foreign currency translation adjustment	—	—	—	—	(1,864)	(1,864)
Unrealized gains on investments	—	—	—	—	96	96
Issuance of ordinary shares	1,093	14	9,197	—	—	9,211
Share-based compensation	—	—	11,266	—	—	11,266
Balance as of September 30, 2018	60,043	$721	$233,302	$(82,160)	$(7,115)	$144,748

(1)	Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (ASU 2016-02 or ASC 842)
(2)	ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09 or ASC 606)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIMECAST LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended September 30,
	2019	2018
Operating activities
Net loss	$(4,931)	$(5,529)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,980	14,280
Share-based compensation expense	19,972	11,290
Amortization of deferred contract costs	4,376	2,879
Amortization of debt issuance costs	271	123
Amortization of operating lease right-of-use assets	15,727	—
Other non-cash items	(71)	(372)
Unrealized currency losses (gains) on foreign denominated transactions	137	(499)
Changes in assets and liabilities:
Accounts receivable	8,755	2,457
Prepaid expenses and other current assets	6,091	3,282
Deferred contract costs	(10,240)	(7,771)
Other assets	(1,293)	(1,208)
Accounts payable	2,076	2,971
Deferred revenue	2,648	6,646
Operating lease liabilities	(10,108)	—
Accrued expenses and other liabilities	(2,183)	554
Net cash provided by operating activities	46,207	29,103
Investing activities
Purchases of strategic investments	(3,025)	—
Purchases of investments	—	(6,984)
Maturities of investments	28,000	40,500
Purchases of property, equipment and capitalized software	(22,866)	(15,843)
Payments for acquisitions, net of cash acquired	—	(108,913)
Net cash provided by (used in) investing activities	2,109	(91,240)
Financing activities
Proceeds from issuance of ordinary shares	10,807	9,211
Withholding taxes related to net share settlement of restricted share units	(1,534)	—
Payments on debt	(1,875)	(625)
Payments on finance lease obligations	(418)	(442)
Payments on construction financing lease obligations	—	(840)
Proceeds from issuance of debt, net of issuance costs	—	97,748
Net cash provided by financing activities	6,980	105,052
Effect of foreign exchange rates on cash	(1,700)	(2,373)
Net increase in cash and cash equivalents	53,596	40,542

Cash and cash equivalents at beginning of period	137,576	78,339
Cash and cash equivalents at end of period	$191,172	$118,881

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,149	$1,354
Cash paid during the period for income taxes	$1,060	$1,034

Supplemental disclosure of non-cash investing and financing activities
Unpaid purchases of property, equipment and capitalized software	$11,293	$4,157
Construction costs capitalized under financing lease obligations	$—	$10,296
Operating lease right-of-use assets exchanged for lease obligations	$6,791	$—

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial information, pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended March 31, 2019 contained in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of September 30, 2019, and for the three and six months ended September 30, 2019 and 2018. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, other events, and circumstances from non-owner sources. Comprehensive income (loss) consists of net loss and other comprehensive income (loss), which includes certain changes in equity that are excluded from net loss. As of September 30, 2019 and March 31, 2019, accumulated other comprehensive loss is presented separately on the condensed consolidated balance sheets and consists of cumulative foreign currency translation adjustments and unrealized gains and losses on investments.

Accounting Policies

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements. As of September 30, 2019, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K, have not changed, except as discussed below.

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

The Company has elected to account for lease and non-lease components as a single lease component.

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

2. Revenue and Deferred Revenue

Revenue recognized during the three and six months ended September 30, 2019 from amounts included in deferred revenue at the beginning of the respective periods was approximately $69.7 million and $112.2 million, respectively. Revenue recognized during the three and six months ended September 30, 2019 from performance obligations satisfied or partially satisfied in previous periods was not material.

Contracted revenue as of September 30, 2019 that has not yet been recognized (contracted and not recognized) was $94.0 million, which includes deferred revenue and non-cancellable amounts that will be invoiced and recognized as revenue in future periods and excludes contracts with an original expected length of one year or less. The Company expects 53% of contracted and not recognized revenue to be recognized over the next twelve months, 45% in years two and three, with the remaining balance recognized thereafter.

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

Credit risk with respect to accounts receivable is dispersed due to our large number of customers. The Company’s accounts receivable are derived from revenue earned from customers primarily located in the United States, the United Kingdom and Africa. The Company generally does not require its customers to provide collateral or other security to support accounts receivable. Credit losses historically have not been significant and the Company generally has not experienced any material losses related to receivables from individual customers, or groups of customers. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable. As of September 30, 2019 and March 31, 2019, no individual customer represented more than 10% of the Company’s accounts receivable. During the three and six months ended September 30, 2019 and 2018, no individual customer represented more than 10% of the Company’s revenue.

As of September 30, 2019, the Company’s investments consisted primarily of investment-grade fixed income corporate debt securities with maturities in approximately one month and non-U.S. government securities with remaining maturities ranging from one to two months. The Company diversifies its investment portfolio by investing in multiple types of investment-grade securities and attempts to mitigate a risk of loss by using a third-party investment manager.

4. Cash, Cash Equivalents and Investments

The Company considers all highly liquid instruments purchased with an original maturity date of 90 days or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, amounts held in interest-bearing money market funds and investments with maturities of 90 days or less from the date of purchase. Cash equivalents are carried at cost, which approximates their fair market value. Investments not classified as cash equivalents are presented as either short-term or long-term investments based on both their stated maturities as well as the time period the Company intends to hold such securities. The Company determines the appropriate classification of investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company adjusts the cost of investments for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion in interest income in the condensed consolidated statements of operations.

The Company has classified all of its debt investments as of September 30, 2019, as available-for-sale pursuant to Accounting Standard Codification (ASC) 320, Investments – Debt Securities. The Company records available-for-sale securities at fair value, with unrealized gains and losses included in accumulated other comprehensive loss in shareholders’ equity. The Company includes interest and dividends on securities classified as available-for-sale in interest income in the condensed consolidated statements of operations. Realized gains and losses are recorded in the condensed consolidated statements of operations based on the specific-identification method. There were no realized gains or losses on investments for the three and six months ended September 30, 2019 and 2018.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than its amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairments of investments are recognized in the condensed consolidated statements of operations if the Company has experienced a credit loss, has the intent to sell the investment, or if it is more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to the end of the period. As of September 30, 2019, the Company did not hold any investments in an unrealized loss position. The aggregate fair value of investments held by the Company in an unrealized loss position for less than twelve months as of March 31, 2019 was $10.0 million. As of September 30, 2019 and March 31, 2019, the Company determined that no other-than-temporary impairments were required to be recognized in the condensed consolidated statements of operations.

The following is a summary of cash, cash equivalents and investments as of September 30, 2019 and March 31, 2019:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2019:
Cash and cash equivalents due in 90 days or less	$191,172	$—	$—	$191,172
Investments:
Non-U.S. government securities due in one year or less	3,997	14	—	4,011
Corporate securities due in one year or less	3,999	7	—	4,006
Total investments	7,996	21	—	8,017
Total cash, cash equivalents and investments	$199,168	$21	$—	$199,189

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2019:
Cash and cash equivalents due in 90 days or less	$137,576	$—	$—	$137,576
Investments:
U.S. treasury securities due in one year or less	1,993	1	—	1,994
Non-U.S. government securities due in one year or less	7,969	12	—	7,981
Corporate securities due in one year or less	25,951	24	(9)	25,966
Total investments	35,913	37	(9)	35,941
Total cash, cash equivalents and investments	$173,489	$37	$(9)	$173,517

5. Fair Value of Financial Instruments

The Company’s financial instruments include cash, cash equivalents, investments, accounts receivable, accounts payable, accrued expenses and borrowings under the Company’s long-term debt arrangements.  The carrying amount of the Company’s long-term debt arrangements approximates its fair values due to the interest rates the Company believes it could obtain for arrangements with similar terms.  The Company’s investments are classified as available-for-sale and reported at fair value in accordance with the market approach utilizing quoted prices that were directly or indirectly observable. The carrying amount of the remainder of the Company’s financial instruments approximated their fair values as of September 30, 2019 and March 31, 2019, due to the short-term nature of those instruments.

Strategic investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not have the ability to exercise significant influence. These non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the condensed consolidated statements of operations. As of September 30, 2019, the Company held $3.0 million of strategic investments without readily determinable fair values. These investments are included in other assets on the condensed consolidated balance sheets. There have been no adjustments to the carrying value of strategic investments resulting from impairments or observable price changes.

The Company has evaluated the estimated fair value of financial instruments using available market information. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

Fair values determined using “Level 1 inputs” utilize unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access.  Fair values determined using “Level 2 inputs” utilize quoted prices that are directly or indirectly observable. Fair values determined using “Level 3 inputs” utilize unobservable inputs for determining fair values of assets or liabilities that reflect an entity's own assumptions in pricing assets or liabilities. As of September 30, 2019 and March 31, 2019, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

The Company measures eligible assets and liabilities at fair value, with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities and did not elect the fair value option for any financial assets and liabilities transacted in the three and six months ended September 30, 2019 and the year ended March 31, 2019.

The following table summarizes financial assets measured and recorded at fair value on a recurring basis in the accompanying condensed consolidated balance sheets as of September 30, 2019 and March 31, 2019, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Total
Assets:
Money market funds	$6,651	$—	$6,651
Non-U.S. government securities	—	4,011	4,011
Corporate securities	—	4,006	4,006
Total assets	$6,651	$8,017	$14,668

	March 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Total
Assets:
Money market funds	$8,348	$—	$8,348
U.S. treasury securities	—	1,994	1,994
Non-U.S. government securities	—	7,981	7,981
Corporate securities	—	25,966	25,966
Total assets	$8,348	$35,941	$44,289

6. Leases

The Company has operating and finance leases for data centers, facilities, and certain equipment. The leases have remaining lease terms of less than a year to 10 years, some of which include options to extend the leases for up to 10 years. The Company recognizes lease expense for operating leases on a straight-line basis over the lease term. Variable costs, which are based on actual usage, are not included in the measurement of ROUAs and lease liabilities but are expensed when the event determining the amount of variable consideration to be paid occurs. Amortization expense of the ROUA for finance leases is recognized on a straight-line basis over the lease term and interest expense for finance leases is recognized based on the effective interest method using an incremental borrowing rate.

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

The impact of the adoption of ASC 842 is as follows:

	Balance as of March 31, 2019	Adjustments Due to Adoption of ASC 842	Balance as of April 1, 2019
Assets
Prepaid expenses and other current assets	$25,871	$(939)	$24,932
Property and equipment, net	94,202	(30,963)	63,239
Operating lease right-of-use assets	—	141,280	141,280
Other assets	5,156	(2,566)	2,590
Liabilities
Accrued expenses and other current liabilities	44,309	(3,248)	41,061
Current portion of operating lease liabilities	—	27,611	27,611
Construction financing lease obligations	36,650	(36,650)	-
Operating lease liabilities	—	127,119	127,119
Other non-current liabilities	15,581	(10,192)	5,389
Shareholders' equity
Accumulated deficit	(83,632)	2,172	(81,460)

The components of lease expense were as follows:

	Three months ended September 30,	Six months ended September 30,
	2019	2019
Short-term lease cost	$68	$141
Variable lease cost	902	1,851
Operating lease cost	9,535	18,935
Finance lease cost:
Amortization of lease assets	310	619
Interest on lease liabilities	25	53
Total finance lease cost	$335	$672

Supplemental cash flow information related to leases was as follows:

	Three months ended September 30,	Six months ended September 30,
	2019	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$6,659	$13,496
Operating cash outflows from finance leases	$24	$42
Financing cash outflows from finance leases	$252	$418

Weighted-average remaining lease term and discount rate:

As of September 30,
2019
Weighted-average remaining lease term (in years)
Operating leases	6.61
Finance leases	1.81
Weighted-average discount rate
Operating leases	4.69%
Finance leases	4.83%

Maturities of lease liabilities as of September 30, 2019 were as follows:

Year Ending March 31,	Operating Leases	Finance Leases
Remainder of 2020	$18,710	$459
2021	33,680	1,102
2022	27,393	326
2023	16,861	—
2024	14,818	—
Thereafter	59,730	—
Total lease payments	171,192	1,887
Less: imputed interest	(24,936)	(79)
Total lease liabilities	$146,256	$1,808

As of September 30, 2019, the Company had no additional operating or finance leases that have not yet commenced.

Rent expense related to the Company’s office facilities was $4.0 million and $1.2 million for the three months ended September 30, 2019 and 2018, respectively. Rent expense related to the Company’s office facilities was $7.9 million and $2.4 million for the six months ended September 30, 2019 and 2018, respectively.

As previously disclosed in the Company’s Annual Report on Form 10-K and under the previous lease accounting standard, future minimum payments for capital leases, facility operating leases (including Lexington MA – U.S. build-to-suit lease) and data center operating leases as of March 31, 2019 were as follows:

Year Ending March 31,	Capital Leases	Facility Leases	Data Centers
2020	$918	$10,649	$21,216
2021	1,102	15,186	17,427
2022	326	14,111	13,010
2023	—	13,825	2,774
2024	—	13,686	356
Thereafter	—	59,502	—
Total minimum lease payments	2,346	$126,959	$54,783
Less: Amount representing interest	(121)
Present value of capital lease obligations	2,225
Less: Current portion	(844)
Long-term portion of capital lease obligations	$1,381

As previously disclosed in the Company’s Annual Report on Form 10-K and under the previous lease accounting standard, property and equipment acquired under capital leases as of March 31, 2019 consisted of $4.8 million of computer equipment, net of accumulated amortization of $2.2 million. Depreciation and amortization expense in the three and six months ended September 30, 2018 included $0.3 million and $0.6 million, respectively related to property and equipment acquired under capital leases.

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

7. Internal-use Software Costs

Software Development Costs

Costs incurred to develop software applications used in the Company’s SaaS platform consist of certain direct costs of materials and services incurred in developing or obtaining internal-use computer software, and payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the project. These costs generally consist of internal labor during configuration, coding, and testing activities. Research and development costs incurred during the preliminary project stage or costs incurred for data conversion activities, training, maintenance and general and administrative or overhead costs are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the application is substantially complete and ready for its intended use. Qualified costs incurred during the operating stage of the Company’s software applications relating to upgrades and enhancements are capitalized to the extent it is probable that they will result in added functionality, while costs incurred for maintenance of, and minor upgrades and enhancements to, internal-use software are expensed as incurred. During the three and six months ended September 30, 2019 and 2018, the Company believes the substantial majority of its development efforts were either in the preliminary project stage of development or in the operation stage (post-implementation), and accordingly, no costs have been capitalized during these periods. These costs are included in the accompanying condensed consolidated statements of operations as research and development expense.

Implementation Costs on Cloud-computing Arrangements

As of September 30, 2019 and March 31, 2019, the net carrying value of capitalized implementation costs related to hosting arrangements that were incurred during the application development stage were $2.4 million and $1.6 million, respectively. These capitalized implementation costs will be amortized over the expected term of the arrangement and are amortized in the same line item in the condensed consolidated statements of operations as the expense for fees for the associated hosting arrangement.

8. Net Loss Per Ordinary Share

The Company calculates basic and diluted net loss per ordinary share by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. The Company has excluded the following potentially dilutive shares, which include share options outstanding, unvested restricted share units (RSUs) and estimated employee share purchase plan (ESPP) shares, from the weighted-average number of ordinary shares outstanding as their inclusion in the computation for all periods would be anti-dilutive due to net losses incurred (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018
Share options outstanding	6,848	7,164	6,848	7,164
Unvested RSUs	1,195	419	1,195	419
ESPP shares	83	64	83	64

9. Share-Based Compensation

As of September 30, 2019, the Company has four share-based compensation plans and an ESPP. Prior to November 19, 2015, the Company had granted share-based awards under three share option plans, which were the Mimecast Limited 2007 Key Employee Share Option Plan (the 2007 Plan), the Mimecast Limited 2010 EMI Share Option Scheme (the 2010 Plan), and the Mimecast Limited Approved Share Option Plan (the Approved Plan) (the 2007 Plan, the 2010 Plan and the Approved Plan, collectively, the Historical Plans). Subsequent to November 19, 2015, the Mimecast Limited 2015 Share Option and Incentive Plan (the 2015 Plan) and the 2015 Employee Share Purchase Plan (the ESPP) became effective and all grants of share-based awards have been made under these plans and no further grants under the Historical Plans were permitted.

Share Options

The fair value of each share option issued under the 2015 Plan was estimated using the Black-Scholes option-pricing model that used the following weighted-average assumptions:

	Six months ended September 30,
	2019	2018
Expected term (in years)	6.1	6.1
Risk-free interest rate	2.3%	2.7%
Expected volatility	42.8%	41.4%
Expected dividend yield	—%	—%
Estimated grant date fair value per ordinary share	$46.90	$36.75

The weighted-average per share fair value of options granted to employees during the six months ended September 30, 2019 and 2018 was $20.88 and $16.28, respectively. As of September 30, 2019, the number of options and awards available for future grant under the 2015 Plan was 7,142,716.

Share option activity under the 2015 Plan and the Historical Plans for the six months ended September 30, 2019 was as follows:

	Number of Awards	Weighted Average Exercise Price (1)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2019	6,208,964	$23.47	7.58	$148,313
Options granted	1,622,018	$46.90
Options exercised	(638,222)	$13.49
Options forfeited and cancelled	(344,998)	$31.63
Outstanding as of September 30, 2019	6,847,762	$29.54	7.79	$63,902
Exercisable as of September 30, 2019	2,586,346	$17.77	6.30	$47,143

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

The total intrinsic value of options exercised was $20.2 million for the six months ended September 30, 2019. Total cash proceeds from option exercises for the six months ended September 30, 2019 and 2018 was $8.6 million and $7.8 million, respectively.

As of September 30, 2019, there was approximately $61.6 million of unrecognized share-based compensation related to unvested share-based awards subject to service-based vesting conditions, which is expected to be recognized over a weighted-average period of 3.00 years.

ESPP

The ESPP permits eligible employees to purchase shares by authorizing payroll deductions from 1% to 10% of his or her eligible compensation during each six-month offering period, which starts on the first business day in January and July each year. Unless an employee has previously withdrawn from the offering, his or her accumulated payroll deductions will be used to purchase shares on the last day of the offering period at a price equal to 85% of the fair market value of the shares on the first business day or last business day of the offering period, whichever is lower. In the three months ended September 30, 2019 and 2018, the Company recognized share-based compensation expense under the ESPP of $0.5 million and $0.3 million, respectively. In the six months ended September 30, 2019 and 2018, the Company recognized share-based compensation expense under the ESPP of $0.9 million and $0.5 million, respectively. Total cash proceeds from shares purchased under the ESPP for the six months ended September 30, 2019 and 2018 were $2.2 million and $1.4 million, respectively. There were no cash proceeds from shares purchased under the ESPP for the three months ended September 30, 2019 and 2018.

As of September 30, 2019, there were 0.8 million shares of the Company's ordinary shares available for future issuance under the ESPP.

RSUs

The Company grants RSUs to its non-employee directors and its employees. Non-employee directors receive an initial RSU grant upon joining the board of directors that vests over three years and an annual grant each year thereafter that vests fully on the one-year anniversary of the grant date. RSUs granted to Company employees generally vest in four equal annual installments.

RSU activity under the 2015 Plan for the six months ended September 30, 2019 was as follows:

	Number of Awards	Weighted Average Grant Date Fair Value	Intrinsic Value
Unvested RSUs as of March 31, 2019	549,853	$37.15	$26,036
RSUs granted	804,955	$46.88
RSUs vested	(106,459)	$37.30
RSUs forfeited	(53,815)	$43.29
Unvested RSUs as of September 30, 2019	1,194,534	$43.42	$42,609

As of September 30, 2019, there was approximately $44.9 million of unrecognized share-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 3.33 years.

Share-based compensation expense recognized under the 2015 Plan, Historical Plans and ESPP in the accompanying condensed consolidated statements of operations was as follows:

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018
Cost of revenue	$906	$420	$1,693	$824
Research and development	2,693	1,571	5,242	2,901
Sales and marketing	3,531	1,965	7,313	3,796
General and administrative	2,808	2,153	5,724	3,769
Total share-based compensation expense	$9,938	$6,109	$19,972	$11,290

In certain situations, the board of directors has approved modifications to employee share option agreements, including acceleration of vesting or the removal of exercise restrictions for share options for which the service-based vesting has been satisfied, which resulted in additional share-based compensation expense. The total modification expense included in the table above for the three and six months ended September 30, 2018 was $0.4 million and $0.6 million, respectively. There were no modifications to equity awards in the six months ended September 30, 2019.

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

The following table summarizes the final purchase price allocation:

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

Pro Forma Financial Information (unaudited)

The following unaudited pro forma information presents the combined results of operations of the Company and Solebit for the three and six months ended September 30, 2018 as if the acquisition of Solebit had been completed on April 1, 2017. These pro forma financial results have been prepared for comparative purposes only and include certain adjustments that reflect pro forma results of operations such as fair value adjustments (step-downs) for deferred revenue, increased amortization for the fair value of acquired intangible assets and adjustments to eliminate transaction costs incurred by the Company and Solebit.

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

	Three months ended September 30,	Six months ended September 30,
	2018	2018
Revenue	$82,275	$161,020
Net loss	(1,311)	(5,664)
Basic and diluted net loss per share	$(0.02)	$(0.10)
Weighted average number of ordinary shares outstanding
Basic and diluted	59,800	59,489

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

Simply Migrate

On January 25, 2019, the Company acquired Simply Migrate Ltd. (Simply Migrate), a provider of archive data migration technology, for cash consideration of approximately $7.2 million, net of cash acquired of $0.1 million. With this acquisition, the Company expanded its data migration services with a rich portfolio of connectors, combined with a deeper experience in helping organizations get out of the business of managing expensive, unreliable legacy archives so they can move to a next-generation data protection strategy in the Mimecast cloud.

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

11. Goodwill and Intangible Assets

The following is a rollforward of the Company’s goodwill balance:

Goodwill
Balance as of March 31, 2019	$107,575
Effect of foreign exchange rates	2,892
Balance as of September 30, 2019	$110,467

Purchased intangible assets consist of the following:

	Weighted-
	Average	September 30, 2019
	Remaining	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(in years)	Value	Amortization	Value
Developed technology	8	$24,067	$(3,014)	$21,053
Customer relationships	5	465	(108)	357
Trade names	< 1	58	(55)	3
Capitalized software (1)	4	15,652	(5,493)	10,159
		$40,242	$(8,670)	$31,572

	Weighted-
	Average	March 31, 2019
	Remaining	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(in years)	Value	Amortization	Value
Developed technology	9	$23,577	$(1,707)	$21,870
Customer relationships	6	455	(73)	382
Trade names	1	56	(34)	22
Capitalized software (1)	3	12,431	(4,082)	8,349
		$36,519	$(5,896)	$30,623

(1)	As of September 30, 2019 and March 31, 2019, the net carrying value of capitalized software includes $0.6 million and $0.5 million of costs capitalized related to video production costs.

The Company recorded amortization expense of $1.5 million and $1.2 million for the three months ended September 30, 2019 and 2018, respectively. The Company recorded amortization expense of $3.0 million and $2.0 million for the six months ended September 30, 2019 and 2018, respectively. Amortization relating to developed technology and capitalized software was recorded within cost of revenue and amortization of customer relationships and trade names was recorded within sales and marketing expenses.

Future estimated amortization expense of intangible assets as of September 30, 2019, is as follows:

	Purchased Intangible Assets	Capitalized Software
Remainder of 2020	$1,304	$2,236
2021	2,602	3,770
2022	2,602	2,479
2023	2,602	1,459
2024	2,548	183
Thereafter	9,755	32
Total	$21,413	$10,159

12. Debt

In July 2018, the Company entered into a credit agreement that provided the Company with a $100.0 million senior secured term loan (the Term Loan) and a $50.0 million senior secured revolving credit facility (the Revolving Facility, and together with the Term Loan, the Credit Facility). The term of the Credit Facility is five years, maturing on July 23, 2023. As of September 30, 2019 and March 31, 2019, the effective interest rate under the Credit Facility was 3.72% and 4.12%, respectively.

The Credit Facility requires the Company to maintain compliance with certain debt covenants, all of which the Company was in compliance with as of September 30, 2019.

As of September 30, 2019, the Company had $96.3 million outstanding on the Term Loan and had no outstanding borrowings under the Revolving Facility. Total availability under the Revolving Facility is reduced by outstanding letters of credit of $3.7 million. As of September 30, 2019, total availability under the Revolving Facility was $46.3 million. Future minimum principal payment obligations under the Term Loan are as follows:

Year Ending March 31,	Debt
Remainder of 2020	$2,500
2021	6,875
2022	9,375
2023	10,000
2024	67,500
Total minimum debt payments	96,250
Less: Debt issuance costs	(1,073)
Less: Current portion of long-term debt	(5,321)
Long-term debt	$89,856

As of September 30, 2019 and March 31, 2019, the balance of debt issuance costs recorded as a reduction of debt was $1.1 million and $1.3 million, respectively. As of September 30, 2019 and March 31, 2019, the balance of debt issuance costs recorded in other assets was $0.6 million. Total interest expense under the Credit Facility for the three months ended September 30, 2019 and 2018 was $1.0 million and $0.8 million, respectively. Total interest expense under the Credit Facility for the six months ended September 30, 2019 and 2018 was $2.1 million and $0.8 million, respectively.

13. Commitments and Contingencies

Litigation

The Company had been engaged in discussions over the last several months with a non-practicing patent entity (NPE) regarding the entity’s patented technology and allegations regarding the Company’s past infringement of that technology. On September 30, 2019, the Company entered into confidential global patent license agreements with the NPE and certain of its affiliates that provided patent licenses to the Company related to the NPE’s global patent portfolio, resolved all claims of past infringement and provided mutual covenants not to sue for a certain number of years. Under the terms of the patent license agreements, the Company made an aggregate payment of $5.9 million to the NPE. The Company evaluated the transaction as a multiple-element arrangement and allocated the payment of $5.9 million to each identifiable element using its relative fair value. Based on estimates of fair value, the Company determined that the primary benefit of the arrangement is the avoidance of litigation costs and the release of any potential past infringement claims, with a portion of the value attributable to future use or benefit of the global patent license. The Company recorded an incremental expense of $2.35 million within general and administrative expenses during the three months ended September 30, 2019. Previously, the Company had recorded expenses of $1.0 in the fiscal year ended March 31, 2019 and $0.35 million in the three months ended June 30, 2019 to general and administrative expense. The remaining $2.2 million will be amortized over its expected useful life of 3.5 years.

On September 10, 2019, ZapFraud, Inc. (ZapFraud), filed a complaint in the U.S. District Court for the District of Delaware against the Company’s wholly owned subsidiaries, Mimecast North America, Inc., Mimecast Services Limited and Mimecast UK Limited. The complaint alleges that certain elements of the Company’s email security technology infringe a patent held by ZapFraud.  ZapFraud seeks an award for damages in an unspecified amount, attorney’s fees and injunctive relief. This litigation is in its very early stages. As a result, neither the ultimate outcome of this litigation nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. The Company intends to defend the lawsuit vigorously. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and potential settlement costs, diversion of management resources and other factors.

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

Except as described above, the Company was not subject to any material legal proceedings during the three and six months ended September 30, 2019 and 2018, and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.

Indemnification

The Company typically enters into indemnification agreements with customers in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses suffered or incurred as a result of claims of intellectual property infringement. These indemnification agreements are provisions of the applicable customer agreement. Based on when clients first sign an agreement for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited. Based on historical experience and information known as of September 30, 2019 and March 31, 2019, the Company has not incurred any costs for the above indemnities.

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

14. Segment and Geographic Information

Geographic Data

The Company allocates, for the purpose of geographic data reporting, its revenue based upon the location of the contracting subsidiary. Total revenue by geographic area was as follows:

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018
Revenue:
United States	$53,812	$41,135	$104,228	$79,068
United Kingdom	29,122	25,114	58,515	49,670
South Africa	12,699	11,014	25,225	22,636
Other	7,724	4,906	14,620	9,199
Total revenue	$103,357	$82,169	$202,588	$160,573

Property and equipment, net, by geographic location consists of the following:

	As of September 30,	As of March 31,
	2019	2019
United States (1)	$35,542	$62,455
United Kingdom	22,737	17,402
South Africa	7,147	6,170
Australia	3,512	3,481
Other	5,157	4,694
Total	$74,095	$94,202

(1)

Includes construction costs capitalized under financing lease obligations related to the Company’s U.S. build-to-suit facility of $41.8 million as of March 31, 2019. In April 2019, the Company derecognized the U.S. build-to-suit facility upon adoption of ASU 2016-02. Refer to Note 6 for further information.

15. Income Taxes

The provision for income taxes for the three months ended September 30, 2019 and 2018 was $0.1 million and $0.6 million, respectively, on the loss before income taxes of $0.8 million and $1.4 million, respectively. The provision for income taxes for the six months ended September 30, 2019 and 2018 was $0.3 million and $1.5 million, respectively, on the loss before income taxes of $4.6 million and $4.0 million, respectively.

The provision for income taxes for the three and six months ended September 30, 2019 was primarily attributable to the tax provision recorded on the earnings of the Company’s U.S. and South African entities, partially offset by the tax benefit provided on the loss of the Company’s Israeli entity and a discrete tax benefit of $1.1 million and $1.7 million, respectively, related to excess tax benefits on share option exercises by U.S. employees.

The provision for income taxes for the three and six months ended September 30, 2018 was primarily attributable to earnings in the Company’s South African entity, partially offset by the tax benefit provided on the loss in the Company’s Israel entity. In addition, during the three months ended September 30, 2018, the Company recorded a discrete tax benefit of $0.4 million for the release of a portion of the Company’s pre-existing U.S. valuation allowance as a result of the Ataata business combination.

In assessing the Company’s ability to realize its net deferred tax assets, the Company considered various factors including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations to determine whether it is more likely than not that some portion or all of its net deferred tax assets will not be realized. Based upon these factors, the Company has determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against its net deferred tax assets as of September 30, 2019.

During the three and six months ended September 30, 2019, the Company did not have a material change to the Company’s liabilities for uncertain tax positions. As of September 30, 2019, none of the Company’s uncertain tax positions, if recognized, would impact the effective tax rate. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying condensed consolidated statements of operations. As of September 30, 2019 and March 31, 2019, accrued interest or penalties related to uncertain tax positions were immaterial.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended March 31, 2019, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on May 29, 2019. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q and set forth in our other SEC filings, including our Annual Report on Form 10-K filed with the SEC on May 29, 2019. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Business Overview

We are a leading global provider of next generation cloud security and risk management services for corporate information and email. Our fully-integrated suite of proprietary cloud services protects customers of all sizes from the significant business and data security risks to which their email system exposes them. We protect customers from today’s rapidly changing threat landscape where email has become a powerful attack vector and data leak concern. We also mitigate the significant business disruption that email failure or downtime causes. In addition, our archiving services secure, store and manage critical corporate communications and information to address growing compliance, regulatory and e-discovery requirements, and enable customers to use this increasing archive of valuable information to improve employee productivity. In fiscal 2019, we launched our awareness training product to help our customers train their employees as employee errors are one of the leading causes of cyber security incidents. During fiscal 2019, we also introduced our web security product that protects our customers against malicious web activity initiated by employees and provides customers with the ability to block inappropriate websites. Web is the second highest threat vector for cyberattacks.

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

We market and sell our services to organizations of all sizes across a broad range of industries. As of September 30, 2019, we provided our services to approximately 36,100 customers and protected millions of their employees across the world. We generate sales through our network of channel partners as well as through our direct sales force. Our growth and future success depends on our ability to expand our customer base and to sell additional services to our existing customers.

In the six months ended September 30, 2019, we generated 49% of our revenue outside of the United States, with 29% generated from the United Kingdom, 12% from South Africa and 8% from the rest of the world. In the six months ended September 30, 2018, we generated 51% of our revenue outside of the United States, with 31% generated from the United Kingdom, 14% from South Africa and 6% from the rest of the world. Our most significant growth market is the United States. We also believe that there is a large opportunity in our other existing markets. We intend to make significant investments in sales and marketing to continue expanding our customer base in our target markets.

We were founded in 2003 in the United Kingdom with a mission to make email safer and better, and to transform the way organizations protect, store and access their email and corporate information. Our first service, Mimecast Email Security, which we launched in late 2003, was quickly followed by Mimecast Email Continuity. In 2004, we added Mimecast Enterprise Information Archiving. These three services generate a large proportion of our revenue today. In 2006, we started the development of our proprietary cloud architecture, which we refer to as Mime | OS™. Mimecast Large File Send was released in 2013 and was followed by Mimecast Targeted Threat Protection in 2014, our advanced persistent threat protection service. In 2014, we also released comprehensive risk mitigation technologies specifically for Microsoft Office 365®, and in 2015, we released Mimecast Secure Messaging. In 2016 and 2017, we announced the newest aspects of our Targeted Threat Protection service, Impersonation Protect and Internal Email Protect, respectively.  Additionally, in 2017, we acquired technology from iSheriff, Inc. to provide our customers additional real-time email threat intelligence and detection expertise complementing our existing portfolio of email security, continuity and archiving solutions.  In 2018, we announced Sync & Recover, a service to enable fast mailbox recovery in the event omnipresent attackers are successful in penetrating an organization. In 2019, we introduced our web security services that provide an easy to deploy and use Domain Name System, or DNS, solution alongside Mimecast’s core email offerings. Additionally, in 2019, with our acquisitions of ATAATA, Inc., or Ataata, and Solebit LABS, Ltd., or Solebit, we entered the security awareness training market and added leading threat detection technology, respectively. In 2019, we also acquired Simply Migrate Ltd., or Simply Migrate, a provider of archive data migration technology.

Key Factors Affecting Our Performance

We believe that the growth of our business and our future success are dependent upon a number of key factors, including the following:

Acquisition of new customers. We employ a sales strategy that focuses on acquiring new customers, through our direct sales force and network of channel partners, and selling additional products to existing customers. Acquiring new customers is a key element of our continued success, growth opportunity and future revenue. We have invested in and intend to continue to invest in our direct sales force and channel partners. During the twelve months ended September 30, 2019, our customer base increased by approximately 3,900 organizations.

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

Currency fluctuations. We conduct business in the United States and in other countries in North America, the United Kingdom and other countries in Europe, South Africa and other countries in Africa, Australia and UAE. As a result, we are exposed to risks associated with fluctuations in currency exchange rates, particularly between the U.S. dollar, the British pound and the South African rand. In the six months ended September 30, 2019, 54% of our revenue was denominated in U.S. dollars, 27% in British pounds, 12% in South African rand and 7% in other currencies. Given that the functional currency of our subsidiaries is generally the local currency of each entity, but our reporting currency is the U.S. dollar, devaluations of the British pound, South African rand and other currencies relative to the U.S. dollar impacts our profitability.

Key Performance Indicators

In addition to traditional financial metrics, such as revenue and revenue growth trends, we monitor several other key performance indicators to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. The key performance indicators that we monitor are as follows:

	Three months ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Revenue constant currency growth rate (1)	29%	32%	30%	32%
Revenue retention rate	110%	110%	110%	110%
Total customers (2)	36,100	32,200	36,100	32,200
Gross profit percentage	75%	73%	75%	73%
Adjusted EBITDA (1)	$19,986	$12,312	$33,489	$22,270

(1)

Adjusted EBITDA and revenue constant currency growth rates are non-GAAP financial measures. For a reconciliation of Adjusted EBITDA and revenue constant currency growth rates to the nearest comparable GAAP measures, see “Reconciliation of Non-GAAP Financial Measures” below.

(2)	Reflects the customer count on the last day of the period rounded to the nearest hundred customers.

Revenue constant currency growth rate. We believe revenue constant currency growth rate is a key indicator of our performance as it measures our execution exclusive of currency fluctuations, which are beyond our control. We calculate revenue constant currency growth rate by translating revenue from entities reporting in foreign currencies into U.S. dollars using the comparable foreign currency exchange rates from the prior fiscal period. For further explanation of the uses and limitations of this measure and a reconciliation of our revenue constant currency growth rate to revenue, as reported, the most directly comparable U.S. GAAP measure, see “Reconciliation of Non-GAAP Financial Measures” below. As our total revenue grows, we expect our constant currency growth rate will decline as the incremental growth from period to period is expected to represent a smaller percentage of total revenue as compared to the prior period.

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

Reconciliation of Non-GAAP Financial Measures

Revenue constant currency growth rate

In order to determine how our business performed exclusive of the effect of foreign currency fluctuations, we compare the percentage change in our revenue from one period to another using a constant currency. To determine the revenue constant currency growth rate for the fiscal periods below, revenue from entities reporting in foreign currencies was translated into U.S. dollars using the comparable prior period’s foreign currency exchange rates. For example, the average rates in effect for the three months ended September 30, 2018 were used to convert revenue for the three months ended September 30, 2019 and the revenue for the comparable prior period ended September 30, 2018, rather than the actual exchange rates in effect during the respective periods. Revenue constant currency growth rate is a non-GAAP financial measure. A reconciliation of this non-GAAP measure to its most directly comparable U.S. GAAP measure for the respective periods can be found in the table below:

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Reconciliation of Revenue Constant Currency Growth Rate:
Revenue, as reported	$103,357	$82,169	$202,588	$160,573
Revenue year-over-year growth rate, as reported	26%	30%	26%	32%
Estimated impact of foreign currency fluctuations	3%	2%	4%	—%
Revenue constant currency growth rate	29%	32%	30%	32%

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

The following table presents a reconciliation of net loss to Adjusted EBITDA:

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018
Reconciliation of Adjusted EBITDA:
Net loss	$(921)	$(2,058)	$(4,931)	$(5,529)
Depreciation, amortization and disposals of long-lived assets	7,538	7,354	14,993	14,280
Rent expense related to build-to-suit facilities	—	(1,028)	—	(1,918)
Interest expense, net	81	1,025	379	1,108
Provision for income taxes	118	622	348	1,480
Share-based compensation expense	9,938	6,109	19,972	11,290
Restructuring	—	(170)	—	(170)
Foreign exchange expense (income)	811	79	(43)	620
Acquisition-related expenses (1)	71	717	71	1,447
Litigation-related expenses (2)	2,350	—	2,700	—
Gain on previously held asset	—	(338)	—	(338)
Adjusted EBITDA	$19,986	$12,312	$33,489	$22,270

(1)

Acquisition-related expenses relate to costs incurred for acquisition activity. See Note 10 to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q for further information.

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

We serve approximately 36,100 customers in multiple industries, and our revenue is not concentrated with any single customer or industry. For the three and six months ended September 30, 2019 and 2018, no single customer accounted for more than 1% of our revenue.

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

Sales and marketing expenses

Sales and marketing expenses consist primarily of personnel and related costs, including salaries, benefits, bonuses, commissions and share-based compensation expense. In addition to these expenses, we incur costs related to marketing and promotional events, online marketing, product marketing and allocated overhead costs. We expense all costs as they are incurred, excluding sales commissions identified as incremental costs to obtain a contract, which are capitalized and amortized over the life of our customers, which we estimate to be six years. Sales and marketing expenses increased in the three and six months ended September 30, 2019 as we continued to expand our sales and marketing efforts globally, and particularly in the United States. We expect that our sales and marketing expenses will continue to increase in absolute dollars in the year ending March 31, 2020 but remain relatively consistent as a percentage of revenue with fiscal 2019. New sales personnel require training and may take several months or more to achieve productivity; as such, the costs we incur in connection with the hiring of new sales personnel in a given period are not typically offset by increased revenue in that period and may not result in new revenue if these sales personnel fail to become productive. We expect to increase our investment in sales and marketing as we add new services, which will increase these expenses in absolute dollars. Over the long term, we believe that sales and marketing expenses as a percentage of revenue will decrease but will vary depending upon the mix of revenue from new and existing customers, as well as changes in the productivity of our sales and marketing programs.

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

Interest expense

Interest expense consists primarily of interest expense associated with our long-term debt and our finance leases. In fiscal 2019, interest expense also included amounts related to our financing lease obligation in connection with the construction of our Lexington, MA – U.S. headquarters. In April 2019, the Company derecognized the U.S. build-to-suit facility upon adoption of ASU 2016-02. We expect interest expense in fiscal 2020 associated with our long-term debt to be relatively consistent with fiscal 2019. However, due to the derecognition of the U.S. build-to-suit facility we expect total interest expense to decrease in fiscal 2020. See “Liquidity and Capital Resources - Borrowings and Credit Facility” below.

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

Our provision for income taxes for the three and six months ended September 30, 2019 is primarily attributable to the tax provision recorded on the earnings of our U.S. and South African entities, partially offset by the tax benefit provided on the loss of our Israeli entity and a discrete tax benefit of $1.1 million and $1.7 million, respectively, related to excess tax benefits on share option exercises by U.S. employees.

Comparison of Period-to-Period Results of Operations

The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated:

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Revenue	$103,357	$82,169	$202,588	$160,573
Cost of revenue	26,134	21,938	51,601	42,914
Gross profit	77,223	60,231	150,987	117,659
Operating expenses
Research and development	19,320	14,157	38,705	27,257
Sales and marketing	41,165	34,705	84,535	68,908
General and administrative	16,756	12,448	32,203	24,662
Restructuring	—	(170)	—	(170)
Total operating expenses	77,241	61,140	155,443	120,657
Loss from operations	(18)	(909)	(4,456)	(2,998)
Other income (expense)
Interest income	1,114	543	2,096	987
Interest expense	(1,195)	(1,568)	(2,475)	(2,095)
Foreign exchange (expense) income and other, net	(704)	498	252	57
Total other income (expense), net	(785)	(527)	(127)	(1,051)
Loss before income taxes	(803)	(1,436)	(4,583)	(4,049)
Provision for income taxes	118	622	348	1,480
Net loss	$(921)	$(2,058)	$(4,931)	$(5,529)

The following table sets forth our condensed consolidated statements of operations data as a percentage of revenue for each of the periods indicated:

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018
Revenue	100%	100%	100%	100%
Cost of revenue	25%	27%	25%	27%
Gross profit	75%	73%	75%	73%
Operating expenses
Research and development	19%	17%	19%	17%
Sales and marketing	40%	42%	42%	43%
General and administrative	16%	15%	16%	15%
Restructuring	—%	—%	—%	—%
Total operating expenses	75%	74%	77%	75%
Loss from operations	—%	(1)%	(2)%	(2)%
Other income (expense)
Interest income	1%	1%	1%	—%
Interest expense	(1)%	(2)%	(1)%	(1)%
Foreign exchange (expense) income and other, net	(1)%	1%	—%	—%
Total other income (expense), net	(1)%	(1)%	—%	(1)%
Loss before income taxes	(1)%	(2)%	(2)%	(3)%
Provision for income taxes	—%	1%	—%	1%
Net loss	(1)%	(3)%	(2)%	(3)%

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

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018
	(in millions)
Revenue	$4.7	$4.0	$9.4	$7.9
Cost of revenue	1.5	1.2	2.9	2.4
Research and development	1.3	1.0	2.7	1.9
Sales and marketing	1.8	1.4	3.6	2.7
General and administrative	0.5	0.4	0.9	0.8

Comparison of the Three Months Ended September 30, 2019 and 2018

Revenue

	Three months ended September 30,		Period-to-period change
	2019	2018	Amount	% Change
	(dollars in thousands)
Revenue	$103,357	$82,169	$21,188	26%

Revenue increased $21.2 million in the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase in revenue was primarily attributable to increases in new customers, including approximately 3,900 new customers added since September 30, 2018, a full quarter of revenue related to new customers added during the first quarter of fiscal 2019, and additional revenue from customers that existed as of September 30, 2018. Revenue for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was negatively impacted by approximately $2.7 million primarily as a result of the strengthening of the U.S. dollar relative to the British pound and South African rand.

Cost of Revenue

	Three months ended September 30,		Period-to-period change
	2019	2018	Amount	% Change
	(dollars in thousands)
Cost of revenue	$26,134	$21,938	$4,196	19%

Cost of revenue increased $4.2 million in the three months ended September 30, 2019 compared to the three months ended September 30, 2018, which was primarily attributable to increases in data center costs of $1.0 million, personnel-related costs of $1.0 million, information technology and facilities costs of $0.9 million, amortization of acquisition-related intangible assets of $0.3 million and share-based compensation expense of $0.5 million. Cost of revenue for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was positively impacted by approximately $0.8 million primarily as a result of the strengthening of the U.S. dollar relative to the British pound. Data center costs increased primarily as a result of the increase in our customer base, personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount, information technology and facilities costs increased primarily as a result of increased headcount, amortization of acquisition-related intangible assets increased primarily as a result of the Solebit and Simply Migrate acquisitions, and share-based compensation expense increased primarily as a result of equity grants since the prior year.

As a result of changes in foreign exchange rates, gross profit decreased in absolute dollars by approximately $1.9 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Excluding the impact of changes in foreign currency exchange rates, gross profit as a percentage of revenue remained consistent as costs related to supporting and hosting our product offerings and delivering our services are primarily incurred in the region in which the related revenue is recognized.

Operating Expenses

	Three months ended September 30,		Period-to-period change
	2019	2018	Amount	% Change
	(dollars in thousands)
Operating expenses:
Research and development	$19,320	$14,157	$5,163	36%
Sales and marketing	41,165	34,705	6,460	19%
General and administrative	16,756	12,448	4,308	35%
Restructuring	—	(170)	170	nm
Total operating expenses	$77,241	$61,140	$16,101	26%

nm—not meaningful

Research and development expenses

Research and development expenses increased $5.2 million in the three months ended September 30, 2019 compared to the three months ended September 30, 2018, which was primarily attributable to increases in personnel-related costs of $2.3 million, information technology and facilities costs of $1.3 million and share-based compensation expense of $1.1 million. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount. Information technology and facilities costs increased primarily as a result of increased headcount. Share-based compensation expense increased primarily as a result of equity grants since the prior year.

Sales and marketing expenses

Sales and marketing expenses increased $6.5 million in the three months ended September 30, 2019 compared to the three months ended September 30, 2018, which was primarily attributable to increases in personnel-related costs of $3.3 million, share-based compensation expense of $1.6 million and information technology and facilities costs of $1.5 million. Total sales and marketing expenses for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 were positively impacted by approximately $0.9 million primarily as a result of the strengthening of the U.S. dollar relative to the British pound. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount. Share-based compensation expense increased primarily as a result of equity grants since the prior year. Information technology and facilities costs increased primarily as a result of increased headcount.

General and administrative expenses

General and administrative expenses increased $4.3 million in the three months ended September 30, 2019 compared to the three months ended September 30, 2018, which was primarily attributable to increases in litigation-related expenses of $2.4 million (see Note 13 to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q), share-based compensation and personnel-related costs of $0.7 million each. Share-based compensation expense increased primarily as a result of equity grants since the prior year. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount.

Restructuring

In the second quarter of fiscal 2019, we recorded a revision to restructuring expense of $0.2 million related to the exit of our Watertown, Massachusetts corporate office space, which occurred in the fourth quarter of fiscal 2018.

Other Income (Expense)

	Three months ended September 30,		Period-to-period change
	2019	2018	Amount	% Change
	(dollars in thousands)
Other income (expense):
Interest income	$1,114	$543	$571	105%
Interest expense	(1,195)	(1,568)	373	(24)%
Foreign exchange (expense) income and other, net	(704)	498	(1,202)	nm
Total other income (expense), net	$(785)	$(527)	$(258)	49%

nm—not meaningful

Foreign exchange (expense) income and other, net changed by $1.2 million primarily as a result of an increase in foreign exchange expense of $0.7 million primarily attributable to the remeasurement of intercompany balances.

Provision for Income Taxes

	Three months ended September 30,		Period-to-period change
	2019	2018	Amount	% Change
	(dollars in thousands)
Provision for income taxes	$118	$622	$(504)	(81)%

The provision for income taxes decreased by $0.5 million in the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The decrease in the provision for income taxes is primarily attributable to changes in the geographical mix of earnings, partially offset by the discrete release in valuation allowance against a portion of our pre-existing U.S. deferred tax assets as a result of the Ataata business combination during the three months ended September 30, 2018.

Comparison of the Six Months Ended September 30, 2019 and 2018

Revenue

	Six months ended September 30,		Period-to-period change
	2019	2018	Amount	% Change
	(dollars in thousands)
Revenue	$202,588	$160,573	$42,015	26%

Revenue increased $42.0 million in the six months ended September 30, 2019 compared to the six months ended September 30, 2018. The increase in revenue was primarily attributable to increases in new customers, including approximately 3,900 new customers added since September 30, 2018, a full period of revenue related to new customers added during the first six months of fiscal 2019, and additional revenue from customers that existed as of September 30, 2018. Revenue for the six months ended September 30, 2019 compared to the six months ended September 30, 2018 was negatively impacted by approximately $6.5 million primarily as a result of the strengthening of the U.S. dollar relative to the British pound and South African rand.

Cost of Revenue

	Six months ended September 30,		Period-to-period change
	2019	2018	Amount	% Change
	(dollars in thousands)
Cost of revenue	$51,601	$42,914	$8,687	20%

Cost of revenue increased $8.7 million in the six months ended September 30, 2019 compared to the six months ended September 30, 2018, which was primarily attributable to increases in personnel-related costs of $2.2 million, data center costs of $1.9 million, the increase in information technology and facilities costs of $1.8 million, amortization of acquisition-related intangibles and  share-based compensation of $0.9 million each and depreciation expense of $0.6 million. Cost of revenue for the six months ended September 30, 2019 compared to the six months ended September 30, 2018 was positively impacted by approximately $1.8 million primarily as a result of the strengthening of the U.S. dollar relative to the British pound. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount, information technology and facilities costs is primarily a result of increased headcount, data center costs increased primarily as a result of the increase in our customer base, the increase in amortization of acquisition-related intangibles is primarily as a result of the Solebit, Ataata and Simply Migrate acquisitions, share-based compensation expense increased primarily as a result of equity grants since the prior year and depreciation expense increased primarily as a result of increased capital expenditures in support of our expanding infrastructure.

As a result of changes in foreign exchange rates, gross profit decreased in absolute dollars by approximately $4.7 million for the six months ended September 30, 2019 compared to the six months ended September 30, 2018. Excluding the impact of changes in foreign currency exchange rates, gross profit as a percentage of revenue remained consistent as costs related to supporting and hosting our product offerings and delivering our services are primarily incurred in the region in which the related revenue is recognized.

Operating Expenses

	Six months ended September 30,		Period-to-period change
	2019	2018	Amount	% Change
	(dollars in thousands)
Operating expenses:
Research and development	$38,705	$27,257	$11,448	42%
Sales and marketing	84,535	68,908	15,627	23%
General and administrative	32,203	24,662	7,541	31%
Restructuring	—	(170)	170	nm
Total operating expenses	$155,443	$120,657	$34,786	29%

nm—not meaningful

Research and development expenses

Research and development expenses increased $11.4 million in the six months ended September 30, 2019 compared to the six months ended September 30, 2018, which was primarily attributable to increases in personnel-related costs of $5.6 million, information technology and facilities costs of $2.5 million and share-based compensation expense of $2.3 million. Total research and development expenses for the six months ended September 30, 2019 compared to the six months ended September 30, 2018 were positively impacted by approximately $1.4 million primarily as a result of the strengthening of the U.S. dollar relative to the British pound. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount. Information technology and facilities costs increased primarily as a result of increased headcount. Share-based compensation expense increased primarily as a result of share option grants since the prior year.

Sales and marketing expenses

Sales and marketing expenses increased $15.6 million in the six months ended September 30, 2019 compared to the six months ended September 30, 2018, which was primarily attributable to increases in personnel-related costs of $8.1 million, share-based compensation expense of $3.5 million and information technology and facilities costs of $3.2 million. Total sales and marketing expenses for the six months ended September 30, 2019 compared to the six months ended September 30, 2018 were positively impacted by approximately $2.2 million primarily as a result of the strengthening of the U.S. dollar relative to the British pound. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount. Share-based compensation expense increased primarily as a result of share option grants since the prior year. Information technology and facilities costs increased primarily as a result of increased headcount.

General and administrative expenses

General and administrative expenses increased $7.5 million in the six months ended September 30, 2019 compared to the six months ended September 30, 2018, which was primarily attributable to litigation-related expenses of $2.7 million (see Note 13 to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q), increases in share-based compensation of $2.0 million, personnel-related costs of $1.7 million and information technology and facilities costs of $1.3 million, partially offset by a decrease in professional services of $0.9 million. Share-based compensation expense increased primarily as a result of share option grants since the prior year. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount. Information technology and facilities costs increased primarily as a result of increased headcount. Professional services decreased primarily as a result of acquisition-related expenses related to the prior year Solebit and Ataata acquisitions.

Restructuring

In the second quarter of fiscal 2019, we recorded a revision to restructuring expense of $0.2 million related to the exit of our Watertown, Massachusetts corporate office space, which occurred in the fourth quarter of fiscal 2018.

Other Income (Expense)

	Six months ended September 30,		Period-to-period change
	2019	2018	Amount	% Change
	(dollars in thousands)
Other income (expense):
Interest income	$2,096	$987	$1,109	112%
Interest expense	(2,475)	(2,095)	(380)	18%
Foreign exchange (expense) income and other, net	252	57	195	342%
Total other income (expense), net	$(127)	$(1,051)	$924	-88%

Interest income increased $1.1 million primarily as a result of higher weighted-average balances of cash, cash equivalents and investments and higher yields on investments.

Provision for Income Taxes

	Six months ended September 30,		Period-to-period change
	2019	2018	Amount	% Change
	(dollars in thousands)
Provision for income taxes	$348	$1,480	$(1,132)	(76)%

The provision for income taxes decreased by $1.1 million in the six months ended September 30, 2019 compared to the six months ended September 30, 2018. The decrease in the provision for income taxes is primarily attributable to changes in the geographical mix of earnings, partially offset by the discrete release in valuation allowance against a portion of our pre-existing U.S. deferred tax assets as a result of the Ataata business combination during the six months ended September 30, 2018.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, investments and accounts receivable. The following table shows net cash provided by operating activities, net cash provided by (used in) investing activities, and net cash provided by financing activities for the six months ended September 30, 2019 and 2018:

	Six months ended September 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$46,207	$29,103
Net cash provided by (used in) investing activities	2,109	(91,240)
Net cash provided by financing activities	6,980	105,052

In November 2015, we raised net proceeds of $68.3 million in our initial public offering after deducting underwriting discounts and commissions and offering expenses paid by us. In the years ended March 31, 2019 and 2018, we incurred operating losses of $1.2 million and $7.0 million, respectively. While we expect to generate an operating loss in the year ending March 31, 2020, we expect to continue to generate positive cash flows from operating activities. In the year ending March 31, 2020, we plan to continue to invest in the development and expansion of our Mime | OS™ platform to improve on our existing solutions in order to provide more capabilities to our customers. Investments in capital expenditures in the year ended March 31, 2019 were $28.8 million, of which $25.8 million related to the expansion of our grid architecture. We expect fiscal year 2020 capital expenditures to increase significantly as we expect to incur one-time costs related to the build-out and expansion of facilities in the U.K. and other locations and additional data center expansion, primarily in the U.S.

As of September 30, 2019 and March 31, 2019, we had cash, cash equivalents and investments of $199.2 million and $173.5 million, respectively. Based on our current operating plan, we believe that our current cash and cash equivalents, investments and operating cash flows will be sufficient to fund our operations for at least the next twelve months. Our future capital requirements may vary materially from those planned and will depend on certain factors, such as, our growth and our operating results. If we require additional capital resources to grow our business or to acquire complementary technologies and businesses in the future, we may seek to sell additional equity or raise funds through debt financing or other sources. We may also seek to invest in or acquire complementary businesses, applications or technologies, any of which could also require us to seek additional equity or debt financing. We cannot provide assurance that additional financing will be available at all or on terms favorable to us. We had commitments for capital expenditures of approximately $14.4 million as of September 30, 2019, primarily related to the build-out and expansion of facilities in the U.K. and other locations, and the expansion of our grid architecture.

Borrowings and Credit Facility

In July 23, 2018, we entered into that certain Credit Agreement, or the Credit Agreement, by and among us, certain of our subsidiaries party thereto, as guarantors, certain financial institutions party thereto from time to time, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, or the Administrative Agent. The Credit Agreement provided the Company with a $100.0 million senior secured term loan, or the Term Loan, and a $50.0 million senior secured revolving credit facility, or the Revolving Facility, and together with the Term Loan, the Credit Facility, which is available to fund working capital and for other corporate purposes, including to finance permitted acquisitions and investments. Total availability under the Revolving Facility is reduced by outstanding letters of credit of $3.7 million. As of September 30, 2019, total availability under the Revolving Facility was $46.3 million. Interest under the Credit Facility accrues at a rate between LIBOR plus 1.375% and LIBOR plus 1.875%, based on our ratio of indebtedness to earnings before interest, taxes, depreciation, amortization and certain other adjustments, or Consolidated EBITDA. Based on this ratio, the current interest rate as of September 30, 2019 under the Credit Facility is LIBOR plus 1.625%. The term of the Credit Facility is five years, maturing on July 23, 2023. At the time we entered into the Credit Agreement, we had no existing debt.

The Credit Facility has financial covenants that require us to maintain a Consolidated Secured Leverage Ratio (as described below), which commenced on September 30, 2018, of not more than 3.00 to 1.00 for the four consecutive fiscal quarter period ending on the last day of each fiscal quarter, or the Reference Period, with a step-up to 3.50 to 1.00 for any four-quarter period in which we consummate a permitted acquisition having an aggregate purchase price in excess of $25.0 million. We must also maintain a Consolidated Interest Expense Ratio of 3.00 to 1.00 which commenced on September 30, 2018 and for each Reference Period thereafter. For purposes of the covenants, “Consolidated Secured Leverage Ratio” generally refers to the ratio of Consolidated Funded Debt that is secured by a lien on assets of us or our subsidiaries to Consolidated EBITDA. “Consolidated Funded Debt” generally refers to borrowed money, debt instruments, finance leases, deferred purchase price of property or services (excluding accounts payable in the ordinary course of business) and earn outs that are due and payable. “Consolidated Interest Expense Ratio” generally refers to the ratio of Consolidated EBITDA to cash interest expense with respect to indebtedness, with certain exclusions. The Company was in compliance with all covenants as of September 30, 2019 and management reasonably believes it will be in compliance over the next 12 months.

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

Operating activities

For the six months ended September 30, 2019, cash provided by operating activities was $46.2 million. The primary factors affecting our operating cash flows during the period were our net loss of $4.9 million, adjusted for non-cash items of $15.0 million for depreciation and amortization of our property, equipment and intangible assets, $20.0 million of share-based compensation expense, $15.7 million for amortization of our operating lease right-of-use assets and $4.4 million for amortization of deferred contract costs. The primary drivers of the changes in operating assets and liabilities were an $8.8 million decrease in accounts receivable, a $6.1 million decrease in prepaid expenses and other current assets primarily due to the receipt of a lease incentive from our U.K. landlord, a $2.6 million increase in deferred revenue, and a $2.1 million increase in accounts payable, partially offset by a $10.1 million decrease in operating lease liabilities, a $2.2 million decrease in accrued expenses and other liabilities, a $10.2 million increase in deferred contract costs, and a $1.3 million increase in other assets.

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

Investing activities

Cash provided by investing activities of $2.1 million for the six months ended September 30, 2019 consisted of $28.0 million in maturities of investments, partially offset by $22.9 million in purchases of property, equipment and capitalized software and $3.0 million in strategic investments. Cash used in investing activities of $91.2 million for the six months ended September 30, 2018 consisted of $108.9 million in payments for acquisitions, $15.8 million in purchases of property, equipment and capitalized software and $7.0 million in purchases of investments, partially offset by $40.5 million in maturities of investments.

Our capital expenditures in each period were primarily associated with computer equipment and software purchased in support of our expanding infrastructure. Additionally, in the six months ended September 30, 2019 and 2018, we had purchases of $8.8 million and $0.7 million, respectively in leasehold improvements and office equipment related to the fit-out of our new office facilities.

Financing activities

Cash provided by financing activities of $7.0 million for the six months ended September 30, 2019 was due to proceeds from issuance of ordinary shares under our equity plans of $10.8 million, partially offset by payments on debt of $1.9 million, withholding taxes related to net share settlement of restricted share units of $1.5 million, and payments on finance lease obligations of $0.4 million.

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

Net Operating Loss Carryforwards and Income Tax Credits

As of September 30, 2019, we had net operating loss carryforwards in the U.K., U.S. federal and state, Australia, Germany and Israel.  U.S. federal net operating losses generated through the fiscal year ending March 31, 2017 expire at various dates through 2037 while U.S. federal net operating losses generating after March 31, 2017 do not expire.  The U.S. state net operating loss carryforwards expire at various dates through 2039. Net operating loss carryforwards in the U.K., Australia, Germany and Israel do not expire. As of September 30, 2019, we had a U.K. income tax credit carryforward that does not expire. As of September 30, 2019, we had Israel income tax credits that expire in 2023 and 2024.

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

Off-Balance Sheet Arrangements

Up to and including the six months ended September 30, 2019, we have not had any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As a result, we are not exposed to related financing, liquidity, market or credit risks that could arise if we had engaged in those types of arrangements.

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

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound and South African rand. Percentage of revenue and expenses in foreign currency is as follows:

	Six months ended September 30,
	2019	2018
Revenue generated in locations outside the United States	49%	51%
Revenue in currencies other than the United States dollar	46%	49%
Expenses in currencies other than the United States dollar	49%	48%

Percentages of revenue and expenses denominated in foreign currency are as follows:

	Six months ended September 30, 2019
	Revenues	Expenses
British pound	27%	33%
South African Rand	12%	5%
Other currencies	7%	11%
Total	46%	49%

	Six months ended September 30, 2018
	Revenues	Expenses
British pound	29%	34%
South African Rand	14%	5%
Other currencies	6%	9%
Total	49%	48%

As of September 30, 2019 and March 31, 2019, we had $35.1 million and $41.4 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements. As of September 30, 2019 and March 31, 2019, we had $32.0 million and $26.5 million, respectively, of cash denominated in currencies other than the U.S. dollar. As of September 30, 2019, cash denominated in British pounds and South African rand was $17.8 million and $8.2 million, respectively. As of March 31, 2019, cash denominated in British pounds and South African rand was $10.3 million and $11.2 million, respectively.

In addition, although our foreign subsidiaries have intercompany accounts that are eliminated upon consolidation, these accounts expose us to foreign currency exchange rate fluctuations. Exchange rate fluctuations on short-term intercompany accounts are recorded in our condensed consolidated statements of operations under “foreign exchange (expense) income and other, net.”

Currently, our largest foreign currency exposures are the British pound and South African rand. Relative to foreign currency exposures existing at September 30, 2019, significant movements in foreign currency exchange rates may expose us to significant losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the six months ended September 30, 2019, we estimate that a 10% unfavorable movement in foreign currency exchange rates against the U.S. dollar would have decreased revenue by $9.4 million, decreased expenses by $10.1 million and would have decreased our loss from operations by $0.7 million. For the six months ended September 30, 2018, we estimate that a 10% unfavorable movement in foreign currency exchange rates against the U.S. dollar would have decreased revenue by $7.9 million, decreased expenses by $7.8 million and would have increased our loss from operations by $0.1 million. The estimates used assume that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. All of the potential changes noted above are based on sensitivity analyses performed on our financial results as of September 30, 2019 and 2018.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments primarily consist of short-term investments and money market funds. As of September 30, 2019 and March 31, 2019, we had cash, cash equivalents and investments of $199.2 million and $173.5 million, respectively. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We had been engaged in discussions over the last several months with a non-practicing patent entity, or NPE, regarding the entity’s patented technology and allegations regarding our past infringement of that technology.  On September 30, 2019, we entered into confidential global patent license agreements with the NPE and certain of its affiliates that provided patent licenses to us related to the NPE’s global patent portfolio, resolved all claims of past infringement and provided mutual covenants not to sue for a certain number of years. Under the terms of the patent license agreements, we made an aggregate payment of $5.9 million to the NPE. For a description of the accounting treatment applicable to the patent license agreement, see Note 13 to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

On September 10, 2019, ZapFraud, Inc., or ZapFraud, filed a complaint in the U.S. District Court for the District of Delaware against our wholly owned subsidiaries, Mimecast North America, Inc., Mimecast Services Limited and Mimecast UK Limited. The complaint alleges that certain elements of our email security technology infringe a patent held by ZapFraud.  ZapFraud seeks an award for damages in an unspecified amount, attorney’s fees and injunctive relief. This litigation is in its very early stages. As a result, neither the ultimate outcome of this litigation nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. We intend to defend the lawsuit vigorously. Regardless of the outcome, litigation can have an adverse impact on us because of defense and potential settlement costs, diversion of management resources and other factors.

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

In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions with us when the existing subscription term expires. Although the majority of our customer contracts include auto-renew provisions, our customers have no obligation to renew their subscriptions upon expiration, and we cannot provide assurance that customers will renew subscriptions at the same or higher level of service, if at all. For the six-month period ended September 30, 2019, and the fiscal years ended March 31, 2019 and 2018, our customer retention rate has been consistently greater than 90%. We calculate customer retention rate as the percentage of paying customers on the last day of the relevant period in the prior year who remain paying customers on the last day of the relevant period in the current year. The rate of customer renewals may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction or dissatisfaction with our solutions, the effectiveness of our customer support services, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, or reductions in our customers’ spending levels or general economic conditions in the geographic regions in which we operate. If our customers do not renew their subscriptions, or renew on less favorable terms, our revenue may decline, and we may not realize improved operating results from our customer base.

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

Some of our current competitors have, and our future competitors may have, certain competitive advantages such as greater brand and name recognition, longer operating history, larger market share, larger existing user base and greater financial, technical and other resources. Some competitors may be able to devote greater resources to the development, promotion and sale of their products and services than we can to ours, which could allow them to respond more quickly than we can to new technologies and changes in customer needs. We cannot assure you that our competitors will not offer or develop products or services that are superior to ours or achieve greater market acceptance.

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

We have experienced, and will continue to experience, cyberattacks and other malicious internet-based activity, which continue to increase in sophistication, frequency and magnitude. Because our services involve the storage of large amounts of our customers’ sensitive and proprietary information, solutions to protect that information from cyberattacks and other threats, data security and integrity are critically important to our business. Despite all of our efforts to protect this information, we cannot provide assurance that systems that access our services and databases will not be compromised or disrupted, whether as a result of criminal conduct, distributed denial of service, or DDoS, attacks, such as the significant attack we experienced in September 2015, or other advanced persistent attacks by malicious actors, including hackers, state-backed hackers and cybercriminals, breaches due to employee error or malfeasance, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. Though it is difficult to determine what harm may directly result from any specific interruption or breach, unauthorized access to or disclosure of confidential information, disruption, including DDoS attacks, or the perception that the confidential information of our customers is not secure, any of these events could result in a material loss of business, substantial legal liability or significant harm to our reputation. Further, any mandatory regulatory disclosures regarding a security breach, unauthorized access to or disclosure of confidential information often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures.

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

To facilitate and legitimize the transfer of both customer and personnel data from the European Union to the United States, in the past we have relied on the EU-U.S. Safe Harbor Framework, which required U.S.-based companies to provide assurance that they were adhering to relevant European standards for data protection. In October 2015, the Court of Justice of the European Union invalidated the EU-U.S. Safe Harbor Framework. In February 2016, the U.S. and European Union announced agreement on a new framework for transatlantic data flows entitled the EU-U.S. Privacy Shield. We are currently certified under the EU-US Privacy Shield framework. However, the Privacy Shield continues to be subject to legal challenges and, as a result, there is some uncertainty regarding its future validity and our ability to rely on it for European to US data transfers.  If the Privacy Shield is ultimately invalidated, we will be required to identify and implement alternative solutions to ensure that we are in compliance with European data transfer requirements.  If we fail to comply fully with European privacy laws, European Union data protection authorities might impose upon us a number of different sanctions, including fines and restrictions on transfers.

Given the nature of our business and the types of information our customers store on our systems and the extent of our U.S. and European operations, including our corporate headquarters in London, United Kingdom, our German operations and our customers throughout the rest of Europe, evolving data privacy and data protection laws and regulations in the U.S. and European Union may significantly impact our business.

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

Our business and results of operations may be negatively impacted by the United Kingdom’s withdrawal from the European Union

In June 2016, the United Kingdom held a referendum in which a majority of voters approved an exit from the European Union, or Brexit, and in March 2017, the United Kingdom formally notified the European Union of its intention to withdraw from the European Union pursuant to Article 50 of the Treaty of Lisbon.  At that time, a two-year period commenced during which the United Kingdom and the European Union began negotiating the terms of the withdrawal, including, among other things, the terms of trade between the United Kingdom and the European Union. The negotiating period has been extended several times because any negotiated withdrawal agreements have failed to win approval of the UK parliament. Most recently, the United Kingdom and the European Union agreed to extend the deadline to January 31, 2020, unless an agreement is reached sooner.  There remains considerable uncertainty regarding the withdrawal. If no formal withdrawal agreement is reached between the United Kingdom and the European Union, then it is expected the United Kingdom's membership in the European Union will automatically terminate on January 31, 2020, unless all remaining European Union member states unanimously consent to an extension of this period. Withdrawal without an agreement and associated transition period in place, is likely to cause significant market and economic disruption. Brexit, either with or without a withdrawal agreement in place, may affect our results of operations in a number of ways, including increasing currency exchange risk, generating instability in the global financial markets or negatively impacting the economies of the United Kingdom and Europe.  In addition, because of our significant presence in the United Kingdom, it is possible that Brexit may impact some or all of our current operations.  For example, some of our European customers that are not based in the United Kingdom may require that we move their data from our United Kingdom data centers to our data centers based in Germany.  Brexit may also impact our ability to freely move employees from our London headquarters to our other locations in Europe. The long-term effects of Brexit will depend in part on any agreements the United Kingdom makes to retain access to markets in the European Union following the withdrawal from the European Union. We expect that Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replicate or replace.  Any of these effects of Brexit, and others we cannot anticipate, could negatively impact our business and results of operations.

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

As we seek to increase our sales to large enterprise customers, we may face longer sales cycles, more complex customer requirements, unfavorable contractual terms, substantial upfront sales costs and less predictability in completing some of our sales than we do with smaller customers. In addition, our ability to successfully sell our services to large enterprises is dependent on us attracting and retaining sales personnel with experience in selling to large organizations. Also, because security breaches and disruptions of larger, more high-profile enterprises are likely to be heavily publicized, there is increased reputational risk associated with serving such customers. If we are unable to increase sales of our services to large enterprise customers while mitigating the risks associated with serving such customers, our business, financial position and results of operations may suffer.

If we are unable to maintain successful relationships with our channel partners, our ability to acquire new customers could be adversely affected.

In order to grow our business, we anticipate that we will continue to depend on our relationships with our channel partners who we rely on, in addition to our direct sales force, to sell and support our services. In the six-month period ended September 30, 2019, while no individual channel partner accounted for 10% or more of our revenue, in the aggregate, our channel partners accounted for 74% of our revenue. We expect that sales to channel partners will continue to account for a substantial portion of our revenue for the foreseeable future. We utilize channel partners to efficiently increase the scale of our marketing and sales efforts, increasing our market penetration to customers which we otherwise might not reach on our own. Our ability to achieve revenue growth in the future will depend, in part, on our success in maintaining successful relationships with our channel partners.

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

In addition, as of September 30, 2019, we had $131.9 million in goodwill and intangible assets, net of accumulated amortization, recorded on our balance sheet as a result of our recent acquisitions. We will incur expenses related to the amortization of intangible assets and we may in the future need to incur charges with respect to the impairment of goodwill or intangible assets, which could adversely affect our operating results.

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

We have incurred net losses in each of our fiscal years since our inception in 2003 up through our fiscal year ended March 31, 2019, with the exception of our fiscal year ended March 31, 2015, in which we generated net income of $0.3 million. In the six-month period ended September 30, 2019 and 2018, we incurred net losses of $4.9 million and $5.5 million, respectively. As of September 30, 2019, we had an accumulated deficit of $86.4 million. We have been growing rapidly, and, as we do so, we incur significant sales and marketing, support and other related expenses. Our ability to achieve and sustain profitability will depend in significant part on our obtaining new customers, expanding our existing customer relationships and ensuring that our expenses, including our sales and marketing expenses and the cost of supporting new customers, does not exceed our revenue. We also expect to make significant expenditures and investments in research and development to expand and improve our services and technical infrastructure. In addition, as a public company, we expect to continue to incur significant legal, accounting and other expenses. These increased expenditures may make it harder for us to achieve and maintain profitability and we cannot predict when we will achieve sustained profitability, if at all. We also may incur net losses in the future for a number of other unforeseen reasons. Accordingly, we may not be able to maintain profitability, once achieved, and we may incur losses in the foreseeable future.

We are subject to a number of risks associated with global sales and operations.

We operate a global business with offices located in the United States, the United Kingdom, South Africa, Australia and Germany, as well as several other locations. In the six-month period ended September 30, 2019, we generated 51% of our revenue from the United States, 29% from the United Kingdom, 12% from South Africa and 8% from the rest of the world. As a result, our sales and operations are subject to a number of risks and additional costs, including the following:

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

The functional currency of our operating subsidiaries is generally the local currency of each entity and our reporting currency is the U.S. dollar. For the six-month period ended September 30, 2019, 54% of our revenue was denominated in U.S. dollars, 27% in British pounds, 12% in South African rand and 7% in other currencies. Given that the functional currency and that of our subsidiaries is generally the local currency of each entity, but our reporting currency is the U.S. dollar, fluctuations in currency exchange rates between the U.S. dollar, the British pound, the South African rand and the Australian dollar could materially and adversely affect our business. There may be instances in which costs and revenue will not be matched with respect to currency denomination. We estimate that a 10% increase or decrease in the value of the British pound against the U.S. dollar would have increased or decreased our loss from operations by approximately $1.5 million in the six-month period ended September 30, 2019 and that a 10% increase or decrease in the value of the South African rand against the U.S. dollar would have decreased or increased our loss from operations by approximately $1.5 million in the six-month period ended September 30, 2019. To date, we have not entered into any currency hedging contracts. As a result, to the extent we continue our expansion on a global basis, we expect that increasing portions of our revenue, cost of revenue, assets and liabilities will be subject to fluctuations in currency valuations. We may experience economic loss and a negative impact on earnings or net assets solely as a result of currency exchange rate fluctuations.

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

We invested 19%, 17% and 15% of our revenue in research and development in the six-month period ended September 30, 2019, and the fiscal years ended March 31, 2019 and 2018, respectively. We expect to continue to dedicate significant financial and other resources to our research and development efforts in order to maintain our competitive position. However, investing in research and development personnel, developing new services and enhancing existing services is expensive and time-consuming, and there is no assurance that such activities will result in significant new marketable services, enhancements to existing services, design improvements, cost savings, revenue or other expected benefits. If we spend significant time and effort on research and development and are unable to generate an adequate return on our investment, our business and results of operations may be materially and adversely affected.

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

We currently store our customers’ information within fifteen third-party data center hosting facilities located in twelve locations around the world. As part of our current disaster recovery arrangements, our production environment and all of our customers’ data is currently replicated in near real-time in a facility located in a different location. We cannot provide assurance that the measures we have taken to eliminate single points of failure will be effective to prevent or minimize interruptions to our operations. Our facilities are vulnerable to interruption or damage from a number of sources, many of which are beyond our control, including floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Any damage to, or failure of, our systems generally could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause customers to terminate their subscriptions and adversely affect our renewal rate and our ability to attract new customers. Our business and reputation will also be harmed if our existing and potential customers believe our service is unreliable. The occurrence of a natural disaster, an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service. Even with the disaster recovery arrangements, our service could be interrupted. As we continue to add data centers and add capacity in our existing data centers, we may move or transfer our data and our customers’ data. Any unsuccessful data transfers may impair the delivery of our service. Further, as we continue to grow and scale our business to meet the needs of our customers, additional burdens may be placed on our hosting facilities.

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

There is considerable patent and other intellectual property development activity in our industry. Our success depends, in part, on our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities, including non-practicing patent entities, which are entities that have no operating business but exist purely as collectors of patents, which we previously defined as NPEs, and individuals, may own or claim to own intellectual property relating to our industry. Patent and other intellectual property disputes are common and third parties are currently claiming, have claimed, and may in the future claim that we are infringing upon their intellectual property rights or send us letters proposing that we license certain of their patents. In particular, there are a number of NPEs in the security industry that are particularly aggressive about pursuing alleged infringement of their patents. Given this and the proliferation of lawsuits in our industry and other similar industries by both NPEs and operating entities, we have been sued for patent infringement and expect that we may be sued by others at some point in the future, regardless of the merits of any such lawsuits. See Part II, Item 1 “Legal Proceedings” in this Quarterly Report on Form 10-Q. We closely monitor all such claims, respond as appropriate, and none of the claims by the third parties have resulted in litigation to date, but legal actions by such parties are still possible. In addition, we cannot assure that actions by other third parties alleging infringement by us of third-party patents or other intellectual property will not be asserted or prosecuted against us. In the future, others may claim that our services and underlying technology infringe or violate their intellectual property rights. We may also be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. Under all of our sales contracts, we are obligated to indemnify our customers and channel partners against third-party infringement claims, and we may also be obligated to pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify services or refund fees, any of which could be costly. Even if we were to prevail in any such dispute, any litigation regarding intellectual property would be very costly and time-consuming and divert the attention of our management and key personnel from our business operations.

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

Our success and ability to compete depend in part on our intellectual property. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. As of September 30, 2019, we have 15 patents issued and 13 patent applications pending in the United States. We also have 5 patents issued and no patent application pending for examination in non-U.S. jurisdictions. We may not be able to obtain any further patents, and our pending applications may not result in the issuance of patents. We have issued patents and pending patent applications outside the United States, and we may have to expend significant resources to obtain additional patents as we expand our international operations due to the cost of monitoring and protecting our rights across multiple jurisdictions.

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

We monitor and control our use of open source software in an effort to avoid unanticipated conditions or restrictions on our ability to successfully commercialize our products and solutions and believe that our compliance with the obligations under the various applicable licenses has mitigated the risks that we have triggered any such conditions or restrictions. However, such use may have inadvertently occurred in the development and offering of our products and solutions, particularly in situations where we acquired technology from third parties through acquisitions. Additionally, if a third-party software provider has incorporated certain types of open source software into software that we have licensed from such third-party, we could be subject to the obligations and requirements of the applicable open source software licenses. This could harm our intellectual property position and have a material adverse effect on our business, results of operations and financial condition.

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

In addition, our independent registered public accounting firm must attest to the effectiveness of our internal control over financial reporting under Section 404. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. We may not be able to remediate any future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion. We are also required to disclose significant changes made in our internal control procedures on a quarterly basis. Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts.

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

As of September 30, 2019, we had net operating loss carryforwards in the U.K., U.S. federal and state, Australia, Germany and Israel.  U.S. federal net operating losses generated through the fiscal year ending March 31, 2017 expire at various dates through 2037 while U.S. federal net operating losses generating after March 31, 2017 do not expire.  The U.S. state net operating loss carryforwards expire at various dates through 2039. Net operating loss carryforwards in the U.K., Australia, Germany and Israel do not expire. As of September 30, 2019, we had a U.K. income tax credit carryforward that does not expire. As of September 30, 2019, we had Israel income tax credits that expire in 2023 and 2024.

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

Item 6. Exhibits.

The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit List below:

EXHIBIT LIST

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date (mm/dd/yyyy)

2.1	Share Purchase Agreement dated as of July 31, 2018 by and among Mimecast Services Limited, Solebit LABS Ltd., the shareholders of Solebit LABS Ltd. and Shareholder Representative Services LLC, as the Representative	8-K	001-37637	2.1	07/31/2018

3.1	Memorandum and Articles of Association of the Registrant	F-1/A	333-207454	3.2	11/06/2015

10.1	Form of Indemnification Agreement	F-1	333-207454	10.1	10/16/2015

10.2#	Mimecast UK 2007 Key Employee Share Option Plan and Form of Share Option Agreement	F-1	333-207454	10.6	10/16/2015

10.3#	Mimecast UK 2010 EMI Share Option Scheme	F-1	333-207454	10.7	10/16/2015

10.4#	Mimecast UK Approved Share Option Plan and Form of Share Option Certificate	F-1	333-207454	10.8	10/16/2015

10.5#	Mimecast Limited 2015 Share Option and Incentive Plan	F-1/A	333-207454	10.9	11/06/2015

10.6#	German Sub-Plan to the Mimecast Limited 2015 Share Option and Incentive Plan	10-K	001-37637	10.6	05/29/2018

10.7#	Form of Agreements under the Mimecast Limited 2015 Share Option and Incentive Plan	10-K	001-37637	10.7	05/29/2018

10.8#	Mimecast Limited 2015 Employee Share Purchase Plan	10-K	001-37637	10.7	05/29/2019

10.9#	German Sub-Plan to the Mimecast Limited 2015 Employee Share Purchase Plan	10-K	001-37637	10.9	05/29/2018

10.10	Underlease, dated August 7, 2013, by and between Mimecast Services Limited and Sands Service Company (No.2)	F-1	333-207454	10.2	10/16/2015

10.11	Lease, dated November 12, 2012, by and between Mimecast North America, Inc. and Farley White Aetna Mills, LLC	F-1	333-207454	10.3	10/16/2015

10.12	First Amendment to Lease, dated October 19, 2015, by and between Mimecast North America, Inc. and Riverworks Watertown Holdings, LLC (as successor in interest to Farley White Aetna Mills, LLC)	20-F	001-37637	4.9.1	05/25/2016

10.13	Second Amendment to Lease dated as of May 26, 2017 by and between Mimecast North America, Inc. and Whetstone Riverworks Holdings, LLC (as successor in interest to Riverworks Watertown Holdings, LLC and Farley White Aetna Mills, LLC)	10-K	001-37637	10.15	05/29/2018

10.14	Lease dated February 17, 2017 by and between Mimecast North America, Inc. and 191 Spring Street Trust	20-F	001-37637	4.11	05/26/2017

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date (mm/dd/yyyy)
10.15	Underlease dated April 21, 2017 by and between Simmons & Simmons LLP, Mimecast Services Limited and Mimecast Limited	20-F	001-37637	4.12	05/26/2017

10.16	Agreement for Lease dated as of January 2, 2018 by and between Bluebutton Developer Company (2012) Limited, Bluebutton Properties UK Limited, B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited, and the Company, and the related Underleases	10-K	001-37637	10.20	05/29/2018

10.17#	Amended and Restated Employment Agreement dated as of September 2, 2015 between Mimecast North America, Inc. and Peter C. Bauer	10-K	001-37637	10.21	05/29/2018

10.18#	Offer Letter dated July 9, 2015 between Mimecast North America, Inc. and Edward Jennings	10-K	001-37637	10.24	05/29/2018

10.19#	Offer Letter dated July 22, 2016 between Mimecast North America, Inc. and Robert P. Nault	10-K	001-37637	10.25	05/29/2019

10.20#	Offer Letter dated October 12, 2017 between Mimecast North America, Inc. and Janet Bishop Levesque	10-K	001-37637	10.26	05/29/2019

10.21#	Mimecast Limited Executive Incentive Plan – FY2019	10-K	001-37637	10.27	05/29/2019

10.22	Credit Agreement dated as of July 23, 2018, by and among Mimecast Limited, certain of Mimecast Limited’s subsidiaries party thereto, as guarantors, certain financial institutions party thereto from time to time, as Lenders, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-37637	10.1	07/24/2018

10.23	Pledge and Security Agreement dated as of July 23, 2018, by and among Mimecast UK Limited, the Grantors (as defined in the Pledge and Security Agreement) and JPMorgan Chase Bank, N.A., as administrative agent to the Lenders party to the Credit Agreement	8-K	001-37637	10.2	07/24/2018

10.24	Trademark Security Agreement dated as of July 23, 2018, by and among Ataata, Inc., Mimecast Services Limited, in favor of JPMorgan Chase Bank, N.A., as administrative agent to the Lenders party to the Credit Agreement	8-K	001-37637	10.3	07/24/2018

10.25	Patent Security Agreement dated as of July 23, 2018, by and between Mimecast Services Limited, in favor of JPMorgan Chase Bank, N.A., as administrative agent to the Lenders party to the Credit Agreement	8-K	001-37637	10.4	07/24/2018

10.26	Security Agreement dated as of July 23, 2018 by and between Mimecast UK Limited, Mimecast Services Limited, Mimecast USD Limited, Mimecast Development Limited, as the original chargors, and JPMorgan Chase Bank, N.A., as the collateral agent	8-K	001-37637	10.5	07/24/2018

10.27	Security Interest Agreement dated as of July 23, 2018, between Mimecast Limited and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-37637	10.6	07/24/2018

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date (mm/dd/yyyy)
10.28	Security Interest Agreement dated as of July 23, 2018, between Mimecast Offshore Limited and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-37637	10.7	07/24/2018

10.29	Security Interest Agreement dated as of July 23, 2018, between Mimecast Services Limited and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-37637	10.8	07/24/2018

10.30	Security Interest Agreement dated as of July 23, 2018, between Mimecast UK Limited and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-37637	10.9	07/24/2018

10.31#	Israeli Sub-Plan to the Mimecast Limited 2015 Share Option and Incentive Plan	10-Q	001-37637	10.39	11/08/2018

10.32#	Israeli Form of Agreements under the Mimecast Limited 2015 Share Option and Incentive Plan	10-Q	001-37637	10.40	11/08/2018
10.33	First Amendment to Lease dated as of the 8th day of August 2018 by and between 191 Spring Street Trust and Mimecast North America, Inc.	10-Q	001-37637	10.41	11/08/2018
10.34	Amendment to Lease Agreement dated September 5, 2018 between PCPI UT Owner, LP, as successor-in-interest, and Mimecast North America, Inc.	10-Q	001-37637	10.42	11/08/2018
10.35	Deed of Variation dated January 17, 2019 to Agreement for Lease dated as of January 2, 2018 by and between Bluebutton Developer Company (2012) Limited, Bluebutton Properties UK Limited, B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited and Mimecast Limited	10-Q	001-37637	10.43	02/11/2019

10.36#	Offer Letter between Mimecast Limited and Rafe Brown, dated February 7, 2019	8-K	001-37637	10.1	02/11/2019

10.37#	Mimecast Limited Executive Incentive Plan – FY 2020	8-K	001-37637	10.1	03/19/2019

10.38#	Offer Letter between Mimecast Limited and Christina Van Houten, dated March 7, 2018	10-K	001-37637	10.38	05/29/2019

10.39#	Offer Letter between Mimecast Limited and Karen Anderson, dated October 7, 2018	10-K	001-37637	10.39	05/29/2019

10.40	Second Amendment to Lease dated as of the 26th day of March 2019 by and between 191 Spring Street Trust and Mimecast North America, Inc	10-K	001-37637	10.40	05/29/2019

10.41	Lease of 3rd Floor of 1 Finsbury Avenue, London EC2 dated 29 March 2019 between B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited and Mimecast Limited	10-K	001-37637	10.41	05/29/2019

10.42	Lease of 4th Floor of 1 Finsbury Avenue, London EC2 dated 29 March 2019 between B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited and Mimecast Limited	10-K	001-37637	10.42	05/29/2019

10.43	Lease of 5th Floor of 1 Finsbury Avenue, London EC2 dated 29 March 2019 between B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited and Mimecast Limited	10-K	001-37637	10.43	05/29/2019

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date (mm/dd/yyyy)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1@	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2@	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Filed herewith.
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

Company Name

Date: November 7, 2019	By:	/s/ Peter Bauer
Peter Bauer
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2019	By:	/s/ Rafeal Brown
Rafeal Brown
Chief Financial Officer (Principal Financial and Accounting Officer)