Form 10-Q
period 2019-12-31
Mimecast Ltd
filed 2020-02-10
CIK 1644675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

As of January 31, 2020, the registrant had 62,515,514 shares of ordinary shares, $0.012 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MIMECAST LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	As of December 31,	As of March 31,
	2019	2019
Assets
Current assets
Cash and cash equivalents	$189,863	$137,576
Short-term investments	—	35,941
Accounts receivable, net	80,168	80,953
Deferred contract costs, net	10,705	8,140
Prepaid expenses and other current assets	14,119	25,871
Total current assets	294,855	288,481

Property and equipment, net	86,053	94,202
Operating lease right-of-use assets	125,076	—
Intangible assets, net	34,799	30,623
Goodwill	130,677	107,575
Deferred contract costs, net of current portion	35,533	28,250
Other assets	7,638	5,156
Total assets	$714,631	$554,287

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$12,750	$9,457
Accrued expenses and other current liabilities	40,253	44,309
Deferred revenue	179,535	163,102
Current portion of finance lease obligations	961	844
Current portion of operating lease liabilities	29,873	—
Current portion of long-term debt	5,947	4,059
Total current liabilities	269,319	221,771

Deferred revenue, net of current portion	12,686	12,472
Long-term finance lease obligations	592	1,381
Operating lease liabilities	115,559	—
Long-term debt	88,056	92,797
Construction financing lease obligations	—	36,650
Other non-current liabilities	3,771	15,581
Total liabilities	489,983	380,652

Commitments and contingencies (Note 13)

Shareholders' equity
Ordinary shares, $0.012 par value, 300,000,000 shares authorized; 62,485,632 and 61,158,051 shares issued and outstanding as of December 31, 2019 and March 31, 2019, respectively	750	734
Additional paid-in capital	311,191	263,388
Accumulated deficit	(86,185)	(83,632)
Accumulated other comprehensive loss	(1,108)	(6,855)
Total shareholders' equity	224,648	173,635
Total liabilities and shareholders' equity	$714,631	$554,287

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIMECAST LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018
Revenue	$110,158	$87,611	$312,746	$248,184
Cost of revenue	28,455	23,258	80,056	66,172
Gross profit	81,703	64,353	232,690	182,012
Operating expenses
Research and development	20,801	14,693	59,506	41,950
Sales and marketing	42,753	34,463	127,288	103,371
General and administrative	16,520	13,625	48,723	38,287
Restructuring	—	—	—	(170)
Total operating expenses	80,074	62,781	235,517	183,438
Income (loss) from operations	1,629	1,572	(2,827)	(1,426)
Other income (expense)
Interest income	727	653	2,823	1,640
Interest expense	(1,106)	(1,961)	(3,581)	(4,056)
Foreign exchange (expense) income and other, net	(93)	705	159	762
Total other income (expense), net	(472)	(603)	(599)	(1,654)
Income (loss) before income taxes	1,157	969	(3,426)	(3,080)
Provision for income taxes	951	511	1,299	1,991
Net income (loss)	$206	$458	$(4,725)	$(5,071)

Net income (loss) per ordinary share
Basic	$0.00	$0.01	$(0.08)	$(0.08)
Diluted	$0.00	$0.01	$(0.08)	$(0.08)
Weighted-average number of ordinary shares outstanding
Basic	62,189	60,141	61,822	59,707
Diluted	63,996	62,537	61,822	59,707

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIMECAST LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018
Net income (loss)	$206	$458	$(4,725)	$(5,071)
Other comprehensive income (loss):
Net unrealized (losses) gains on investments, net of tax	(21)	(10)	(28)	86
Change in foreign currency translation adjustment	3,220	(3,717)	5,775	(5,581)
Total other comprehensive income (loss)	3,199	(3,727)	5,747	(5,495)
Comprehensive income (loss)	$3,405	$(3,269)	$1,022	$(10,566)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIMECAST LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three months ended December 31, 2019
					Accumulated
	Ordinary Shares		Additional		Other	Total
	Number of		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of September 30, 2019	61,953	$743	$292,575	$(86,391)	$(4,307)	$202,620
Net income	—	—	—	206	—	206
Foreign currency translation adjustment	—	—	—	—	3,220	3,220
Unrealized losses on investments	—	—	—	—	(21)	(21)
Issuance of ordinary shares	533	7	8,906	—	—	8,913
Share-based compensation	—	—	9,732	—	—	9,732
Tax withholding on vesting of restricted share units	—	—	(22)	—	—	(22)
Balance as of December 31, 2019	62,486	$750	$311,191	$(86,185)	$(1,108)	$224,648

	Nine months ended December 31, 2019
					Accumulated
	Ordinary Shares		Additional		Other	Total
	Number of		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of March 31, 2019	61,158	$734	$263,388	$(83,632)	$(6,855)	$173,635
Cumulative effect adjustment ASU 2016-02 (1)	—	—	—	2,172	—	2,172
Net loss	—	—	—	(4,725)	—	(4,725)
Foreign currency translation adjustment	—	—	—	—	5,775	5,775
Unrealized losses on investments	—	—	—	—	(28)	(28)
Issuance of ordinary shares	1,328	16	19,704	—	—	19,720
Share-based compensation	—	—	29,655	—	—	29,655
Tax withholding on vesting of restricted share units	—	—	(1,556)	—	—	(1,556)
Balance as of December 31, 2019	62,486	$750	$311,191	$(86,185)	$(1,108)	$224,648

	Three months ended December 31, 2018
					Accumulated
	Ordinary Shares		Additional		Other	Total
	Number of		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of September 30, 2018	60,043	$721	$233,302	$(82,160)	$(7,115)	$144,748
Net income	—	—	—	458	—	458
Foreign currency translation adjustment	—	—	—	—	(3,717)	(3,717)
Unrealized losses on investments	—	—	—	—	(10)	(10)
Issuance of ordinary shares	307	3	4,192	—	—	4,195
Share-based compensation	—	—	7,183	—	—	7,183
Balance as of December 31, 2018	60,350	$724	$244,677	$(81,702)	$(10,842)	$152,857

	Nine months ended December 31, 2018
					Accumulated
	Ordinary Shares		Additional		Other	Total
	Number of		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of March 31, 2018	58,950	$707	$212,839	$(106,507)	$(5,347)	$101,692
Cumulative effect of adjustment ASU 2014-09 (2)	—	—	—	29,876	—	29,876
Net loss	—	—	—	(5,071)	—	(5,071)
Foreign currency translation adjustment	—	—	—	—	(5,581)	(5,581)
Unrealized gains on investments	—	—	—	—	86	86
Issuance of ordinary shares	1,400	17	13,389	—	—	13,406
Share-based compensation	—	—	18,449	—	—	18,449
Balance as of December 31, 2018	60,350	$724	$244,677	$(81,702)	$(10,842)	$152,857

(1)	Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (ASU 2016-02 or ASC 842)
(2)	ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09 or ASC 606)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIMECAST LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended December 31,
	2019	2018
Operating activities
Net loss	$(4,725)	$(5,071)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,411	22,043
Share-based compensation expense	29,673	18,486
Amortization of deferred contract costs	6,878	4,530
Amortization of debt issuance costs	386	239
Amortization of operating lease right-of-use assets	24,108	—
Other non-cash items	(6)	(365)
Unrealized currency (gains) losses on foreign denominated transactions	(496)	183
Changes in assets and liabilities:
Accounts receivable	1,287	(2,966)
Prepaid expenses and other current assets	10,603	630
Deferred contract costs	(16,524)	(13,594)
Other assets	(1,980)	(1,314)
Accounts payable	1,455	2,460
Deferred revenue	15,688	20,574
Operating lease liabilities	(17,969)	—
Accrued expenses and other liabilities	(6,299)	2,072
Net cash provided by operating activities	65,490	47,907
Investing activities
Purchases of strategic investments	(3,025)	—
Purchases of investments	—	(20,940)
Maturities of investments	36,000	59,000
Purchases of property, equipment and capitalized software	(40,283)	(23,879)
Payments for acquisitions, net of cash acquired	(21,130)	(108,913)
Net cash used in investing activities	(28,438)	(94,732)
Financing activities
Proceeds from issuance of ordinary shares	19,720	13,406
Withholding taxes related to net share settlement of restricted share units	(1,556)	—
Payments on debt	(3,125)	(1,250)
Payments on finance lease obligations	(673)	(685)
Payments on construction financing lease obligations	—	(1,647)
Proceeds from issuance of debt, net of issuance costs	—	97,748
Net cash provided by financing activities	14,366	107,572
Effect of foreign exchange rates on cash	869	(3,402)
Net increase in cash and cash equivalents	52,287	57,345

Cash and cash equivalents at beginning of period	137,576	78,339
Cash and cash equivalents at end of period	$189,863	$135,684

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$3,244	$1,867
Cash paid during the period for income taxes	$1,300	$1,374

Supplemental disclosure of non-cash investing and financing activities
Unpaid purchases of property, equipment and capitalized software	$11,403	$5,182
Construction costs capitalized under financing lease obligations	$—	$22,847
Operating lease right-of-use assets exchanged for lease obligations	$7,957	$—
Amounts due from seller for acquisitions	$—	$455

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial information, pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended March 31, 2019 contained in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of December 31, 2019, and for the three and nine months ended December 31, 2019 and 2018. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, other events, and circumstances from non-owner sources. Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), which includes certain changes in equity that are excluded from net income (loss). As of December 31, 2019 and March 31, 2019, accumulated other comprehensive loss is presented separately on the condensed consolidated balance sheets and consists of cumulative foreign currency translation adjustments and unrealized gains and losses on investments.

Accounting Policies

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements. As of December 31, 2019, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K, have not changed, except as discussed below.

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

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) (ASU 2016-13). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. Entities will be required to use an expected loss model that will result in the earlier recognition of allowances for losses for trade and other receivables, held-to-maturity debt securities, loans, and other instruments. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. ASU 2016-13 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019 and is to be adopted on a modified retrospective basis. Early adoption is permitted. The Company has commenced its plan to adopt the new accounting standard, including its assessment of the scope of the standard. The Company is currently in the process of evaluating the impact and timing of adoption of the ASU 2016-13 on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (ASU 2017-04). ASU 2017-04 eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. ASU 2017-04 is effective for annual and interim goodwill impairment tests conducted in fiscal years beginning after December 15, 2019 and is to be applied on a prospective basis. Early adoption is permitted. The Company is currently in the process of evaluating the impact and timing of adoption of the ASU 2017-04 on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). ASU 2019-12 is intended to simplify various aspects related to accounting for income taxes, removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2020. The Company is currently in the process of evaluating the impact and timing of adoption of the ASU 2019-12 on its consolidated financial statements, but does not expect it will have a material impact.

2. Revenue and Deferred Revenue

Revenue recognized during the three and nine months ended December 31, 2019 from amounts included in deferred revenue at the beginning of the respective periods was approximately $73.1 million and $143.5 million, respectively. Revenue recognized during the three and nine months ended December 31, 2019 from performance obligations satisfied or partially satisfied in previous periods was not material.

Contracted revenue as of December 31, 2019 that has not yet been recognized (contracted and not recognized) was $97.4 million, which includes deferred revenue and non-cancellable amounts that will be invoiced and recognized as revenue in future periods and excludes contracts with an original expected length of one year or less. The Company expects 54% of contracted and not recognized revenue to be recognized over the next twelve months, 44% in years two and three, with the remaining balance recognized thereafter.

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

Credit risk with respect to accounts receivable is dispersed due to our large number of customers. The Company’s accounts receivable are derived from revenue earned from customers primarily located in the United States, the United Kingdom and Africa. The Company generally does not require its customers to provide collateral or other security to support accounts receivable. Credit losses historically have not been significant and the Company generally has not experienced any material losses related to receivables from individual customers, or groups of customers. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable. As of December 31, 2019 and March 31, 2019, no individual customer represented more than 10% of the Company’s accounts receivable. During the three and nine months ended December 31, 2019 and 2018, no individual customer represented more than 10% of the Company’s revenue.

The Company diversifies its investment portfolio by investing in multiple types of investment-grade securities and attempts to mitigate a risk of loss by using a third-party investment manager. As of December 31, 2019, the Company did not hold any investments.

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

The Company did not hold any debt investments as of December 31, 2019. When the Company holds debt investments classified as available-for-sale pursuant to Accounting Standard Codification (ASC) 320, Investments – Debt Securities, it records available-for-sale securities at fair value, with unrealized gains and losses included in accumulated other comprehensive loss in shareholders’ equity. The Company includes interest and dividends on securities classified as available-for-sale in interest income in the condensed consolidated statements of operations. Realized gains and losses are recorded in the condensed consolidated statements of operations based on the specific-identification method. There were no realized gains or losses on investments for the three and nine months ended December 31, 2019 and 2018.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than its amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairments of investments are recognized in the condensed consolidated statements of operations if the Company has experienced a credit loss, has the intent to sell the investment, or if it is more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to the end of the period. As of December 31, 2019, the Company did not hold any investments. As of March 31, 2019, the aggregate fair value of investments held by the Company in an unrealized loss position for less than twelve months was $10.0 million. As of December 31, 2019 and March 31, 2019, the Company determined that no other-than-temporary impairments were required to be recognized in the condensed consolidated statements of operations.

The following is a summary of cash, cash equivalents and investments as of December 31, 2019 and March 31, 2019:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2019:
Cash and cash equivalents due in 90 days or less	$189,863	$—	$—	$189,863
Total cash, cash equivalents and investments	$189,863	$—	$—	$189,863

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2019:
Cash and cash equivalents due in 90 days or less	$137,576	$—	$—	$137,576
Investments:
U.S. treasury securities due in one year or less	1,993	1	—	1,994
Non-U.S. government securities due in one year or less	7,969	12	—	7,981
Corporate securities due in one year or less	25,951	24	(9)	25,966
Total investments	35,913	37	(9)	35,941
Total cash, cash equivalents and investments	$173,489	$37	$(9)	$173,517

5. Fair Value of Financial Instruments

The Company’s financial instruments include cash, cash equivalents, investments, accounts receivable, accounts payable, accrued expenses and borrowings under the Company’s long-term debt arrangements. The carrying amount of the Company’s long-term debt arrangements approximates its fair values due to the interest rates the Company believes it could obtain for arrangements with similar terms.  The Company’s investments are classified as available-for-sale and reported at fair value in accordance with the market approach utilizing quoted prices that were directly or indirectly observable. The carrying amount of the remainder of the Company’s financial instruments approximated their fair values as of December 31, 2019 and March 31, 2019, due to the short-term nature of those instruments.

Strategic investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not have the ability to exercise significant influence. These non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the condensed consolidated statements of operations. As of December 31, 2019, the Company held $3.0 million of strategic investments without readily determinable fair values. These investments are included in other assets on the condensed consolidated balance sheets. There have been no adjustments to the carrying value of strategic investments resulting from impairments or observable price changes.

The Company has evaluated the estimated fair value of financial instruments using available market information. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

Fair values determined using “Level 1 inputs” utilize unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access.  Fair values determined using “Level 2 inputs” utilize quoted prices that are directly or indirectly observable. Fair values determined using “Level 3 inputs” utilize unobservable inputs for determining fair values of assets or liabilities that reflect an entity's own assumptions in pricing assets or liabilities. As of December 31, 2019 and March 31, 2019, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

The Company measures eligible assets and liabilities at fair value, with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities and did not elect the fair value option for any financial assets and liabilities transacted in the three and nine months ended December 31, 2019 and the year ended March 31, 2019.

The following table summarizes financial assets measured and recorded at fair value on a recurring basis in the accompanying condensed consolidated balance sheets as of December 31, 2019 and March 31, 2019, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Total
Assets:
Money market funds	$14,350	$—	$14,350
Total assets	$14,350	$—	$14,350

	March 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Total
Assets:
Money market funds	$8,348	$—	$8,348
U.S. treasury securities	—	1,994	1,994
Non-U.S. government securities	—	7,981	7,981
Corporate securities	—	25,966	25,966
Total assets	$8,348	$35,941	$44,289

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

The impact of the adoption of ASC 842 is as follows:

	Balance as of March 31, 2019	Adjustments Due to Adoption of ASC 842	Balance as of April 1, 2019
Assets
Prepaid expenses and other current assets	$25,871	$(939)	$24,932
Property and equipment, net	94,202	(30,963)	63,239
Operating lease right-of-use assets	—	141,280	141,280
Other assets	5,156	(2,566)	2,590
Liabilities
Accrued expenses and other current liabilities	44,309	(3,248)	41,061
Current portion of operating lease liabilities	—	27,611	27,611
Construction financing lease obligations	36,650	(36,650)	-
Operating lease liabilities	—	127,119	127,119
Other non-current liabilities	15,581	(10,192)	5,389
Shareholders' equity
Accumulated deficit	(83,632)	2,172	(81,460)

The components of lease expense were as follows:

	Three months ended December 31,	Nine months ended December 31,
	2019	2019
Short-term lease cost	$70	$211
Variable lease cost	973	2,824
Operating lease cost	9,779	28,714
Finance lease cost:
Amortization of lease assets	309	928
Interest on lease liabilities	22	75
Total finance lease cost	$331	$1,003

Supplemental cash flow information related to leases was as follows:

	Three months ended December 31,	Nine months ended December 31,
	2019	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$9,550	$23,046
Operating cash outflows from finance leases	$20	$62
Financing cash outflows from finance leases	$255	$673

Weighted-average remaining lease term and discount rate:

As of December 31,
2019
Weighted-average remaining lease term (in years)
Operating leases	6.63
Finance leases	1.56
Weighted-average discount rate
Operating leases	4.72%
Finance leases	4.83%

Maturities of lease liabilities as of December 31, 2019 were as follows:

Year Ending March 31,	Operating Leases	Finance Leases
Remainder of 2020	$9,696	$184
2021	34,940	1,102
2022	29,139	326
2023	18,182	—
2024	15,419	—
Thereafter	62,523	—
Total lease payments	169,899	1,612
Less: imputed interest	(24,467)	(59)
Total lease liabilities	$145,432	$1,553

As of December 31, 2019, the Company had no additional operating or finance leases that have not yet commenced.

Rent expense related to the Company’s office facilities was $3.9 million and $1.1 million for the three months ended December 31, 2019 and 2018, respectively. Rent expense related to the Company’s office facilities was $11.8 million and $3.5 million for the nine months ended December 31, 2019 and 2018, respectively.

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

As previously disclosed in the Company’s Annual Report on Form 10-K and under the previous lease accounting standard, property and equipment acquired under capital leases as of March 31, 2019 consisted of $4.8 million of computer equipment, net of accumulated amortization of $2.2 million. Depreciation and amortization expense in the three and nine months ended December 31, 2018 included $0.3 million and $0.9 million, respectively related to property and equipment acquired under capital leases.

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

In February 2017, the Company entered into a lease agreement for a new U.S. headquarters located in a building (the Building) under construction at 191 Spring Street, Lexington, Massachusetts (191 Spring Lease) and determined that it would account for the 191 Spring Lease as a build-to-suit lease as of March 31, 2017. In the year ended March 31, 2018, the construction of the Building was substantially completed. The Company concluded that it did not meet the sale-leaseback criteria and the Company continued to be the deemed owner of the building for accounting purposes. Upon the adoption of ASU 2016-02, the Company derecognized the build-to-suit asset and related liability with the difference recorded to accumulated deficit and recorded an operating lease right-of-use asset and operating lease liability on the condensed consolidated balance sheet for the U.S. headquarters.

7. Internal-use Software Costs

Software Development Costs

Costs incurred to develop software applications used in the Company’s SaaS platform consist of certain direct costs of materials and services incurred in developing or obtaining internal-use computer software, and payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the project. These costs generally consist of internal labor during configuration, coding, and testing activities. Research and development costs incurred during the preliminary project stage or costs incurred for data conversion activities, training, maintenance and general and administrative or overhead costs are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the application is substantially complete and ready for its intended use. Qualified costs incurred during the operating stage of the Company’s software applications relating to upgrades and enhancements are capitalized to the extent it is probable that they will result in added functionality, while costs incurred for maintenance of, and minor upgrades and enhancements to, internal-use software are expensed as incurred. During the three and nine months ended December 31, 2019 and 2018, the Company believes the substantial majority of its development efforts were either in the preliminary project stage of development or in the operation stage (post-implementation), and accordingly, no costs have been capitalized during these periods. These costs are included in the accompanying condensed consolidated statements of operations as research and development expense.

Implementation Costs on Cloud-computing Arrangements

As of December 31, 2019 and March 31, 2019, the net carrying value of capitalized implementation costs related to hosting arrangements that were incurred during the application development stage were $3.2 million and $1.6 million, respectively. These capitalized implementation costs will be amortized over the expected term of the arrangement and are amortized in the same line item in the condensed consolidated statements of operations as the expense for fees for the associated hosting arrangement.

8. Net Income (Loss) Per Ordinary Share

The Company calculates basic and diluted net income (loss) per ordinary share by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. For periods that net losses are incurred, the Company has excluded other potentially dilutive shares, which include share options outstanding, unvested restricted share units (RSUs) and estimated employee share purchase plan (ESPP) shares, from the weighted-average number of ordinary shares outstanding as their inclusion in the computation would be anti-dilutive due to net losses incurred.

The following table presents the calculation of basic and diluted net income (loss) per share for the periods presented (in thousands, except per share data):

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$206	$458	$(4,725)	$(5,071)
Denominator:
Weighted-average number of ordinary shares used in computing net income (loss) per share applicable to ordinary shareholders - basic	62,189	60,141	61,822	59,707
Dilutive effect of share equivalents resulting from share options, RSUs and ESPP shares	1,807	2,396	—	—
Weighted-average number of ordinary shares used in computing net income (loss) per share - diluted	63,996	62,537	61,822	59,707
Net income (loss) per share applicable to ordinary shareholders:
Basic	$0.00	$0.01	$(0.08)	$(0.08)
Diluted	$0.00	$0.01	$(0.08)	$(0.08)

The following potentially dilutive ordinary share equivalents have been excluded from the calculation of diluted weighted-average shares outstanding as their effect would have been anti-dilutive for the periods presented (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018
Share options outstanding	3,750	792	6,450	6,870
Unvested RSUs	138	—	1,247	438
ESPP shares	—	69	165	138

9. Share-Based Compensation

As of December 31, 2019, the Company has four share-based compensation plans and an ESPP. Prior to November 19, 2015, the Company had granted share-based awards under three share option plans, which were the Mimecast Limited 2007 Key Employee Share Option Plan (the 2007 Plan), the Mimecast Limited 2010 EMI Share Option Scheme (the 2010 Plan), and the Mimecast Limited Approved Share Option Plan (the Approved Plan) (the 2007 Plan, the 2010 Plan and the Approved Plan, collectively, the Historical Plans). Subsequent to November 19, 2015, the Mimecast Limited 2015 Share Option and Incentive Plan (the 2015 Plan) and the 2015 Employee Share Purchase Plan (the ESPP) became effective and all grants of share-based awards have been made under these plans and no further grants under the Historical Plans were permitted.

Share Options

The fair value of each share option issued under the 2015 Plan was estimated using the Black-Scholes option-pricing model that used the following weighted-average assumptions:

	Nine months ended December 31,
	2019	2018
Expected term (in years)	6.1	6.1
Risk-free interest rate	2.2%	2.8%
Expected volatility	42.8%	41.4%
Expected dividend yield	—%	—%
Estimated grant date fair value per ordinary share	$46.18	$36.79

The weighted-average per share fair value of options granted to employees during the nine months ended December 31, 2019 and 2018 was $20.50 and $16.32, respectively. As of December 31, 2019, the number of options and awards available for future grant under the 2015 Plan was 7,027,884.

Share option activity under the 2015 Plan and the Historical Plans for the nine months ended December 31, 2019 was as follows:

	Number of Awards	Weighted Average Exercise Price (1)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2019	6,208,964	$23.47	7.58	$148,313
Options granted	1,845,018	$46.18
Options exercised	(1,077,617)	$13.76
Options forfeited and cancelled	(526,066)	$34.32
Outstanding as of December 31, 2019	6,450,299	$30.71	7.73	$87,453
Exercisable as of December 31, 2019	2,487,130	$19.20	6.34	$60,171

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

The total intrinsic value of options exercised was $32.8 million for the nine months ended December 31, 2019. Total cash proceeds from option exercises for the nine months ended December 31, 2019 and 2018 was $14.8 million and $10.1 million, respectively.

As of December 31, 2019, there was approximately $57.1 million of unrecognized share-based compensation related to unvested share-based awards subject to service-based vesting conditions, which is expected to be recognized over a weighted-average period of 2.81 years.

ESPP

The ESPP permits eligible employees to purchase shares by authorizing payroll deductions from 1% to 10% of his or her eligible compensation during each six-month offering period, which starts on the first day in January and July each year. Unless an employee has previously withdrawn from the offering, his or her accumulated payroll deductions will be used to purchase shares on the last business day of the offering period at a price equal to 85% of the fair market value of the shares on the first business day or last business day of the offering period, whichever is lower. In the three months ended December 31, 2019 and 2018, the Company recognized share-based compensation expense under the ESPP of $0.5 million and $0.4 million, respectively. In the nine months ended December 31, 2019 and 2018, the Company recognized share-based compensation expense under the ESPP of $1.4 million and $0.9 million, respectively. Total cash proceeds from shares purchased under the ESPP for the three months ended December 31, 2019 and 2018 were $2.7 million and $1.9 million, respectively. Total cash proceeds from shares purchased under the ESPP for the nine months ended December 31, 2019 and 2018 were $4.9 million and $3.3 million, respectively.

As of December 31, 2019, there were 0.8 million shares of the Company's ordinary shares available for future issuance under the ESPP.

RSUs

The Company grants RSUs to its non-employee directors and its employees. Non-employee directors receive an initial RSU grant upon joining the board of directors that vests over three years and an annual grant each year thereafter that vests fully on the one-year anniversary of the grant date. RSUs granted to Company employees generally vest in four equal annual installments.

RSU activity under the 2015 Plan for the nine months ended December 31, 2019 was as follows:

	Number of Awards	Weighted Average Grant Date Fair Value	Intrinsic Value
Unvested RSUs as of March 31, 2019	549,853	$37.15	$26,036
RSUs granted	929,640	$46.00
RSUs vested	(126,443)	$37.05
RSUs forfeited	(105,815)	$44.28
Unvested RSUs as of December 31, 2019	1,247,235	$43.15	$54,105

As of December 31, 2019, there was approximately $44.1 million of unrecognized share-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 3.11 years.

Share-based compensation expense recognized under the 2015 Plan, Historical Plans and the ESPP in the accompanying condensed consolidated statements of operations was as follows:

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018
Cost of revenue	$851	$433	$2,544	$1,257
Research and development	2,788	1,560	8,030	4,461
Sales and marketing	2,856	2,045	10,169	5,841
General and administrative	3,206	3,158	8,930	6,927
Total share-based compensation expense	$9,701	$7,196	$29,673	$18,486

In certain situations, the board of directors has approved modifications to employee share option agreements, including acceleration of vesting or the removal of exercise restrictions for share options for which the service-based vesting has been satisfied, which resulted in additional share-based compensation expense. The total modification expense included in the table above for the three months ended December 31, 2019 and 2018 was $0.1 million and $1.2 million, respectively. The total modification expense included in the table above for the nine months ended December 31, 2019 and 2018 was $0.1 million and $2.0 million, respectively.

10. Acquisitions

The following acquisitions have been accounted for as business combinations in accordance with ASC 805, Business Combinations. The Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition dates.

Fiscal 2020 Acquisition

DMARC Analyzer B.V.

On November 13, 2019, the Company acquired DMARC Analyzer B.V., a company organized under the laws of the Netherlands (DMARC Analyzer), for cash consideration of approximately $21.1 million, net of cash acquired of $0.4 million. DMARC Analyzer is a SaaS-based solution provider that offers user-friendly Domain-based Message Authentication, Reporting and Conformance (DMARC) setup, management and analysis. This acquisition further addresses threats at the email perimeter, inside the email network, and beyond their immediate purview.

The purchase price allocation primarily consisted of $3.4 million of identifiable intangible assets and approximately $19.0 million of goodwill that is not deductible for tax purposes. The identifiable intangible assets primarily include developed technology of $3.2 million and customer relationships of $0.2 million, with estimated useful lives of 7.5 years and 5.5 years, respectively. The goodwill reflects the value of the synergies the Company expects to realize and the assembled workforce. The preliminary purchase price and allocations are subject to finalization of amounts for potential working capital adjustments.

The Company has not presented pro forma results of operations for the DMARC Analyzer acquisition because it is not material to the Company's condensed consolidated results of operations, financial position, or cash flows.

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

The fair value of the assets acquired and liabilities assumed reflected in the tables above is less than the purchase price, resulting in the recognition of goodwill. The goodwill is not deductible for tax purposes and reflects the value of the synergies the Company expects to realize and the assembled workforce.

The following table presents the estimated fair values and useful lives of the identifiable intangible assets acquired:

	Amount	Estimated Useful Life (in years)
Developed technology	$16,689	10
Customer relationships	235	7
Trade names	40	1
Total identifiable intangible assets	$16,964

Pro Forma Financial Information (unaudited)

The following unaudited pro forma information presents the combined results of operations of the Company and Solebit for the three and nine months ended December 31, 2018 as if the acquisition of Solebit had been completed on April 1, 2017. These pro forma financial results have been prepared for comparative purposes only and include certain adjustments that reflect pro forma results of operations such as fair value adjustments (step-downs) for deferred revenue, increased amortization for the fair value of acquired intangible assets and adjustments to eliminate transaction costs incurred by the Company and Solebit.

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

	Three months ended December 31,	Nine months ended December 31,
	2018	2018
Revenue	$87,611	$248,631
Net income (loss)	482	(5,803)
Basic net income (loss) per share	$0.01	$(0.10)
Diluted net income (loss) per share	$0.01	$(0.10)
Weighted average number of ordinary shares outstanding
Basic	60,141	59,707
Diluted	62,537	59,707

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

The purchase price allocation primarily consisted of $1.5 million of identifiable intangible assets and approximately $22.6 million of goodwill that is not deductible for tax purposes. The identifiable intangible assets primarily include developed technology of $1.4 million and customer relationships of $0.1 million, with estimated useful lives of ten years and six years, respectively. The goodwill balance is primarily attributed to the expanded market opportunities when combining Ataata's awareness training technology with the Company’s other offerings.

The Company has not presented pro forma results of operations for the Ataata acquisition because it is not material to the Company's condensed consolidated results of operations, financial position, or cash flows.

Simply Migrate Ltd.

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

11. Goodwill and Intangible Assets

The following is a rollforward of the Company’s goodwill balance:

Goodwill
Balance as of March 31, 2019	$107,575
Goodwill acquired	19,032
Effect of foreign exchange rates	4,070
Balance as of December 31, 2019	$130,677

Purchased intangible assets consist of the following:

	Weighted-
	Average	December 31, 2019
	Remaining	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(in years)	Value	Amortization	Value
Developed technology	8	$27,676	$(3,752)	$23,924
Customer relationships	5	719	(131)	588
Trade names	< 1	58	(58)	—
Capitalized software and other (1) (2)	3	17,360	(7,073)	10,287
		$45,813	$(11,014)	$34,799

	Weighted-
	Average	March 31, 2019
	Remaining	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(in years)	Value	Amortization	Value
Developed technology	9	$23,577	$(1,707)	$21,870
Customer relationships	6	455	(73)	382
Trade names	1	56	(34)	22
Capitalized software (1)	3	12,431	(4,082)	8,349
		$36,519	$(5,896)	$30,623

(1)

As of December 31, 2019 and March 31, 2019, the net carrying value of capitalized software and other includes $1.0 million and $0.5 million, respectively, of costs capitalized related to video production costs.

(2)	As of December 31, 2019, the net carrying value of capitalized software and other includes $0.3 million of costs capitalized related to IP addresses.

The Company recorded amortization expense of $1.9 million and $1.3 million for the three months ended December 31, 2019 and 2018, respectively. The Company recorded amortization expense of $4.9 million and $3.3 million for the nine months ended December 31, 2019 and 2018, respectively. Amortization relating to developed technology and capitalized software was recorded within cost of revenue and amortization of customer relationships and trade names was recorded within sales and marketing expenses.

Future estimated amortization expense of intangible assets as of December 31, 2019, is as follows:

	Purchased Intangible Assets	Capitalized Software
Remainder of 2020	$783	$1,231
2021	3,132	4,140
2022	3,132	2,760
2023	3,132	1,670
2024	3,074	308
Thereafter	11,259	178
Total	$24,512	$10,287

12. Debt

In July 2018, the Company entered into a credit agreement that provided the Company with a $100.0 million senior secured term loan (the Term Loan) and a $50.0 million senior secured revolving credit facility (the Revolving Facility, and together with the Term Loan, the Credit Facility). The term of the Credit Facility is five years, maturing on July 23, 2023. As of December 31, 2019 and March 31, 2019, the effective interest rate under the Credit Facility was 3.47% and 4.12%, respectively.

The Credit Facility requires the Company to maintain compliance with certain debt covenants, all of which the Company was in compliance with as of December 31, 2019.

As of December 31, 2019, the Company had $95.0 million outstanding on the Term Loan and had no outstanding borrowings under the Revolving Facility. Total availability under the Revolving Facility is reduced by outstanding letters of credit of $2.0 million. As of December 31, 2019, total availability under the Revolving Facility was $48.0 million. Future minimum principal payment obligations under the Term Loan are as follows:

Year Ending March 31,	Debt
Remainder of 2020	$1,250
2021	6,875
2022	9,375
2023	10,000
2024	67,500
Total minimum debt payments	95,000
Less: Debt issuance costs	(997)
Less: Current portion of long-term debt	(5,947)
Long-term debt	$88,056

As of December 31, 2019 and March 31, 2019, the balance of debt issuance costs recorded as a reduction of debt was $1.0 million and $1.3 million, respectively. As of December 31, 2019 and March 31, 2019, the balance of debt issuance costs recorded in other assets was $0.5 million and $0.6 million, respectively. Total interest expense under the Credit Facility for the three months ended December 31, 2019 and 2018 was $1.0 million and $1.1 million, respectively. Total interest expense under the Credit Facility for the nine months ended December 31, 2019 and 2018 was $3.1 million and $1.9 million, respectively.

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

On September 10, 2019, ZapFraud, Inc. (ZapFraud), filed a complaint in the U.S. District Court for the District of Delaware against the Company’s wholly owned subsidiaries, Mimecast North America, Inc., Mimecast Services Limited and Mimecast UK Limited. The complaint alleges that certain elements of the Company’s email security technology infringe a patent held by ZapFraud.  ZapFraud seeks an award for damages in an unspecified amount, attorney’s fees and injunctive relief. On November 22, 2019, the Company filed a Motion to Dismiss for Failure to State a Claim.  The Company has requested that a hearing be held on this motion, but no court date has been set. This litigation is in its very early stages. As a result, neither the ultimate outcome of this litigation nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. The Company intends to defend the lawsuit vigorously. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and potential settlement costs, diversion of management resources and other factors.

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

Except as described above, the Company was not subject to any material legal proceedings during the three and nine months ended December 31, 2019 and 2018, and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.

Indemnification

The Company typically enters into indemnification agreements with customers in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses suffered or incurred as a result of claims of intellectual property infringement. These indemnification agreements are provisions of the applicable customer agreement. Based on when clients first sign an agreement for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited. Based on historical experience and information known as of December 31, 2019 and March 31, 2019, the Company has not incurred any costs for the above indemnities.

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

14. Segment and Geographic Information

Geographic Data

The Company allocates, for the purpose of geographic data reporting, its revenue based upon the location of the contracting subsidiary. Total revenue by geographic area was as follows:

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018
Revenue:
United States	$56,214	$43,973	$160,442	$123,041
United Kingdom	32,063	26,399	90,578	76,069
South Africa	13,335	11,611	38,560	34,247
Other	8,546	5,628	23,166	14,827
Total revenue	$110,158	$87,611	$312,746	$248,184

Property and equipment, net, by geographic location consists of the following:

	As of December 31,	As of March 31,
	2019	2019
United States (1)	$38,618	$62,455
United Kingdom	30,554	17,402
South Africa	8,395	6,170
Australia	3,515	3,481
Other	4,971	4,694
Total	$86,053	$94,202

(1)

Includes construction costs capitalized under financing lease obligations related to the Company’s U.S. build-to-suit facility of $41.8 million as of March 31, 2019. In April 2019, the Company derecognized the U.S. build-to-suit facility upon adoption of ASU 2016-02. Refer to Note 6 for further information.

15. Income Taxes

The provision for income taxes for the three months ended December 31, 2019 and 2018 was $1.0 million and $0.5 million, respectively, on income before income taxes of $1.2 million and $1.0 million, respectively. The provision for income taxes for the nine months ended December 31, 2019 and 2018 was $1.3 million and $2.0 million, respectively, on losses before income taxes of $3.4 million and $3.1 million, respectively.

The provision for income taxes for the three and nine months ended December 31, 2019 was primarily attributable to the tax provision recorded on the earnings of the Company’s U.S. and South African entities, partially offset by the tax benefit provided on the loss of the Company’s Israeli entity and a discrete tax benefit of $1.6 million and $3.3 million, respectively, related to excess tax benefits on share option exercises by U.S. employees.

The provision for income taxes for the three and nine months ended December 31, 2018 was primarily attributable to the tax provision recorded on the earnings of the Company’s U.S. and South African entities, partially offset by the tax benefit provided on the loss of the Company’s Israeli entity.

The provision for income taxes for the three months ended December 31, 2018 included a discrete tax benefit $1.9 million related to excess tax benefits on share option exercises by U.S. employees. The provision for income taxes for the nine months ended December 31, 2018 included a discrete tax benefit of $1.9 million related to excess tax benefits on share option exercises by U.S. employees and a discrete tax benefit of $0.4 million for the release of a portion of the Company’s pre-existing U.S. valuation allowance as a result of the Ataata business combination.

In assessing the Company’s ability to realize its net deferred tax assets, the Company considered various factors including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations to determine whether it is more likely than not that some portion or all of its net deferred tax assets will not be realized. Based upon these factors, the Company has determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against its net deferred tax assets as of December 31, 2019.

During the three and nine months ended December 31, 2019, the Company did not have a material change to the Company’s liabilities for uncertain tax positions. As of December 31, 2019, none of the Company’s uncertain tax positions, if recognized, would impact the effective tax rate. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying condensed consolidated statements of operations. As of December 31, 2019 and March 31, 2019, accrued interest or penalties related to uncertain tax positions were immaterial.

16. Subsequent Events

On January 3, 2020, the Company acquired all of the outstanding equity of Segasec Labs Ltd. (Segasec), other than equity already owned by Mimecast Services Limited. See Note 5 for further information. Segasec is a provider of digital threat protection incorporated under the laws of the State of Israel and was acquired for the preliminary purchase price of approximately $27.1 million, net of cash acquired.

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

We market and sell our services to organizations of all sizes across a broad range of industries. As of December 31, 2019, we provided our services to approximately 36,900 customers and protected millions of their employees across the world. We generate sales through our network of channel partners as well as through our direct sales force. Our growth and future success depends on our ability to expand our customer base and to sell additional services to our existing customers.

In the nine months ended December 31, 2019, we generated 49% of our revenue outside of the United States, with 29% generated from the United Kingdom, 12% from South Africa and 7% from the rest of the world. In the nine months ended December 31, 2018, we generated 50% of our revenue outside of the United States, with 31% generated from the United Kingdom, 14% from South Africa and 5% from the rest of the world. Our most significant growth market is the United States. We also believe that there is a large opportunity in our other existing markets. We intend to make significant investments in sales and marketing to continue expanding our customer base in our target markets.

We were founded in 2003 in the United Kingdom with a mission to make email safer and better, and to transform the way organizations protect, store and access their email and corporate information. Our first service, Mimecast Email Security, which we launched in late 2003, was quickly followed by Mimecast Email Continuity. In 2004, we added Mimecast Enterprise Information Archiving. These three services generate a large proportion of our revenue today. In 2006, we started the development of our proprietary cloud architecture, which we refer to as Mime | OS™. Mimecast Large File Send was released in 2013 and was followed by Mimecast Targeted Threat Protection in 2014, our advanced persistent threat protection service. In 2014, we also released comprehensive risk mitigation technologies specifically for Microsoft Office 365®, and in 2015, we released Mimecast Secure Messaging. In 2016 and 2017, we announced the newest aspects of our Targeted Threat Protection service, Impersonation Protect and Internal Email Protect, respectively.  Additionally, in 2017, we acquired technology from iSheriff, Inc. to provide our customers additional real-time email threat intelligence and detection expertise complementing our existing portfolio of email security, continuity and archiving solutions.  In 2018, we announced Sync & Recover, a service to enable fast mailbox recovery in the event omnipresent attackers are successful in penetrating an organization. In 2019, we introduced our web security services that provide an easy to deploy and use Domain Name System, or DNS, solution alongside Mimecast’s core email offerings. Additionally, in 2019, with our acquisitions of ATAATA, Inc., or Ataata, and Solebit LABS, Ltd., or Solebit, we entered the security awareness training market and added leading threat detection technology, respectively. In 2019, we also acquired Simply Migrate Ltd., or Simply Migrate, a provider of archive data migration technology, and DMARC Analyzer B.V., or DMARC Analyzer, a provider of domain-based message authentication, reporting and conformance, or DMARC, setup, management and analysis.  In January 2020, we acquired Segasec Labs Ltd., or Segasec, a provider of digital threat protection.

Key Factors Affecting Our Performance

We believe that the growth of our business and our future success are dependent upon a number of key factors, including the following:

Acquisition of new customers. We employ a sales strategy that focuses on acquiring new customers, through our direct sales force and network of channel partners, and selling additional products to existing customers. Acquiring new customers is a key element of our continued success, growth opportunity and future revenue. We have invested in and intend to continue to invest in our direct sales force and channel partners. During the twelve months ended December 31, 2019, our customer base increased by approximately 3,600 organizations.

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

Currency fluctuations. We conduct business in the United States and in other countries in North America, the United Kingdom and in other countries in Europe, South Africa and in other countries in Africa, Australia and the UAE. As a result, we are exposed to risks associated with fluctuations in currency exchange rates, particularly between the U.S. dollar, the British pound and the South African rand. In the nine months ended December 31, 2019, 54% of our revenue was denominated in U.S. dollars, 27% in British pounds, 12% in South African rand and 7% in other currencies. Given that the functional currency of our subsidiaries is generally the local currency of each entity, but our reporting currency is the U.S. dollar, devaluations of the British pound, South African rand and other currencies relative to the U.S. dollar impacts our profitability.

Key Performance Indicators

In addition to traditional financial metrics, such as revenue and revenue growth trends, we monitor several other key performance indicators to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. The key performance indicators that we monitor are as follows:

	Three months ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
	(dollars in thousands)
Revenue constant currency growth rate (1)	27%	33%	29%	32%
Revenue retention rate	109%	110%	109%	110%
Total customers (2)	36,900	33,300	36,900	33,300
Gross profit percentage	74%	73%	74%	73%
Adjusted EBITDA (1)	$20,600	$15,988	$54,089	$38,258

(1)

Adjusted EBITDA and revenue constant currency growth rates are non-GAAP financial measures. For a reconciliation of Adjusted EBITDA and revenue constant currency growth rates to the nearest comparable GAAP measures, see “Reconciliation of Non-GAAP Financial Measures” below.

(2)

Reflects the customer count on the last day of the period rounded to the nearest hundred customers. We define a customer as an entity with an active subscription contract as of the measurement date. A customer is typically a parent company or, in a few cases, a significant subsidiary that works with us directly. In determining the number of customers, we do not include customers we acquired from DMARC Analyzer, which were not existing Mimecast customers at the time of acquisition.

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

Adjusted EBITDA. We believe that Adjusted EBITDA is a key indicator of our operating results. We define Adjusted EBITDA as net income (loss), adjusted to exclude: depreciation, amortization, disposals and impairment of long-lived assets, acquisition-related gains and expenses, litigation-related expenses, share-based compensation expense, restructuring expense, interest income and interest expense, the provision for income taxes and foreign exchange income (expense). Prior to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), ASU 2016-02 or ASC 842, on April 1, 2019, Adjusted EBITDA also included rent paid in the period related to locations which had been accounted for as build-to-suit facilities. For further explanation of the uses and limitations of this measure and a reconciliation of our Adjusted EBITDA to the most directly comparable U.S. GAAP measure, net income (loss), see “Reconciliation of Non-GAAP Financial Measures” below. We expect that our Adjusted EBITDA will continue to increase; however, we expect that our operating expenses will also increase in absolute dollars as we focus on expanding our sales and marketing teams and growing our research and development capabilities.

Reconciliation of Non-GAAP Financial Measures

Revenue constant currency growth rate

In order to determine how our business performed exclusive of the effect of foreign currency fluctuations, we compare the percentage change in our revenue from one period to another using a constant currency. To determine the revenue constant currency growth rate for the fiscal periods below, revenue from entities reporting in foreign currencies was translated into U.S. dollars using the comparable prior period’s foreign currency exchange rates. For example, the average rates in effect for the three months ended December 31, 2018 were used to convert revenue for the three months ended December 31, 2019 and the revenue for the comparable prior period ended December 31, 2018, rather than the actual exchange rates in effect during the respective periods. Revenue constant currency growth rate is a non-GAAP financial measure. A reconciliation of this non-GAAP measure to its most directly comparable U.S. GAAP measure for the respective periods can be found in the table below:

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018
	(dollars in thousands)
Reconciliation of Revenue Constant Currency Growth Rate:
Revenue, as reported	$110,158	$87,611	$312,746	$248,184
Revenue year-over-year growth rate, as reported	26%	30%	26%	32%
Estimated impact of foreign currency fluctuations	1%	3%	3%	—%
Revenue constant currency growth rate	27%	33%	29%	32%

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA:

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018
Reconciliation of Adjusted EBITDA:
Net income (loss)	$206	$458	$(4,725)	$(5,071)
Depreciation, amortization and disposals of long-lived assets	8,500	7,770	23,493	22,050
Rent expense related to build-to-suit facilities	—	(1,232)	—	(3,150)
Interest expense, net	379	1,308	758	2,416
Provision for income taxes	951	511	1,299	1,991
Share-based compensation expense	9,701	7,196	29,673	18,486
Restructuring	—	—	—	(170)
Foreign exchange expense (income)	193	(398)	150	222
Acquisition-related expenses (1)	670	375	741	1,822
Litigation-related expenses (2)	—	—	2,700	—
Gain on previously held asset	—	—	—	(338)
Adjusted EBITDA	$20,600	$15,988	$54,089	$38,258

(1)

Acquisition-related expenses relate to costs incurred for acquisition activity. See Note 10 and Note 16 to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q for further information.

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

We serve approximately 36,900 customers in multiple industries, and our revenue is not concentrated with any single customer or industry. For the three and nine months ended December 31, 2019 and 2018, no single customer accounted for more than 1% of our revenue.

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

Sales and marketing expenses

Sales and marketing expenses consist primarily of personnel and related costs, including salaries, benefits, bonuses, commissions and share-based compensation expense. In addition to these expenses, we incur costs related to marketing and promotional events, online marketing, product marketing and allocated overhead costs. We expense all costs as they are incurred, excluding sales commissions identified as incremental costs to obtain a contract, which are capitalized and amortized over the life of our customers, which we estimate to be six years. Sales and marketing expenses increased in the three and nine months ended December 31, 2019 as we continued to expand our sales and marketing efforts globally, and particularly in the United States. We expect that our sales and marketing expenses will continue to increase in absolute dollars in the year ending March 31, 2020 but remain relatively consistent as a percentage of revenue with fiscal 2019. New sales personnel require training and may take several months or more to achieve productivity; as such, the costs we incur in connection with the hiring of new sales personnel in a given period are not typically offset by increased revenue in that period and may not result in new revenue if these sales personnel fail to become productive. We expect to increase our investment in sales and marketing as we add new services, which will increase these expenses in absolute dollars. Over the long term, we believe that sales and marketing expenses as a percentage of revenue will decrease but will vary depending upon the mix of revenue from new and existing customers, as well as changes in the productivity of our sales and marketing programs.

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

Our provision for income taxes for the three and nine months ended December 31, 2019 is primarily attributable to the tax provision recorded on the earnings of our U.S. and South African entities, partially offset by the tax benefit provided on the loss of our Israeli entity and a discrete tax benefit of $1.6 million and $3.3 million, respectively, related to excess tax benefits on share option exercises by U.S. employees.

Comparison of Period-to-Period Results of Operations

The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated:

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018
	(in thousands)
Revenue	$110,158	$87,611	$312,746	$248,184
Cost of revenue	28,455	23,258	80,056	66,172
Gross profit	81,703	64,353	232,690	182,012
Operating expenses
Research and development	20,801	14,693	59,506	41,950
Sales and marketing	42,753	34,463	127,288	103,371
General and administrative	16,520	13,625	48,723	38,287
Restructuring	—	—	—	(170)
Total operating expenses	80,074	62,781	235,517	183,438
Income (loss) from operations	1,629	1,572	(2,827)	(1,426)
Other income (expense)
Interest income	727	653	2,823	1,640
Interest expense	(1,106)	(1,961)	(3,581)	(4,056)
Foreign exchange (expense) income and other, net	(93)	705	159	762
Total other income (expense), net	(472)	(603)	(599)	(1,654)
Income (loss) before income taxes	1,157	969	(3,426)	(3,080)
Provision for income taxes	951	511	1,299	1,991
Net income (loss)	$206	$458	$(4,725)	$(5,071)

The following table sets forth our condensed consolidated statements of operations data as a percentage of revenue for each of the periods indicated:

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018
Revenue	100%	100%	100%	100%
Cost of revenue	26%	27%	26%	27%
Gross profit	74%	73%	74%	73%
Operating expenses
Research and development	19%	17%	19%	17%
Sales and marketing	39%	39%	41%	42%
General and administrative	15%	16%	16%	15%
Restructuring	—%	—%	—%	—%
Total operating expenses	73%	72%	75%	74%
Income (loss) from operations	1%	2%	(1)%	(1)%
Other income (expense)
Interest income	1%	1%	1%	1%
Interest expense	(1)%	(2)%	(1)%	(2)%
Foreign exchange (expense) income and other, net	—%	1%	—%	—%
Total other income (expense), net	—%	(1)%	—%	(1)%
Income (loss) before income taxes	1%	1%	(1)%	(1)%
Provision for income taxes	1%	1%	—%	1%
Net income (loss)	—%	1%	(2)%	(2)%

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

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018
	(in millions)
Revenue	$5.1	$4.2	$14.5	$12.1
Cost of revenue	1.6	1.3	4.5	3.7
Research and development	1.4	1.0	4.1	2.9
Sales and marketing	1.8	1.4	5.4	4.1
General and administrative	0.5	0.4	1.5	1.2

Comparison of the Three Months Ended December 31, 2019 and 2018

Revenue

	Three months ended December 31,		Period-to-period change
	2019	2018	Amount	% Change
	(dollars in thousands)
Revenue	$110,158	$87,611	$22,547	26%

Revenue increased $22.5 million in the three months ended December 31, 2019 compared to the three months ended December 31, 2018. The increase in revenue was primarily attributable to increases in new customers, including approximately 3,600 new customers added since December 31, 2018, a full quarter of revenue related to new customers added during the third quarter of fiscal 2019, and additional revenue from customers that existed as of December 31, 2018. Revenue for the three months ended December 31, 2019 compared to the three months ended December 31, 2018 was negatively impacted by approximately $0.7 million primarily as a result of the strengthening of the U.S. dollar relative to the South African rand.

Cost of Revenue

	Three months ended December 31,		Period-to-period change
	2019	2018	Amount	% Change
	(dollars in thousands)
Cost of revenue	$28,455	$23,258	$5,197	22%

Cost of revenue increased $5.2 million in the three months ended December 31, 2019 compared to the three months ended December 31, 2018, which was primarily attributable to increases in personnel-related costs of $1.4 million, data center costs and information technology and facilities costs of $1.1 million each, and depreciation expense of $0.4 million. Cost of revenue for the three months ended December 31, 2019 compared to the three months ended December 31, 2018 was positively impacted by approximately $0.2 million primarily as a result of the strengthening of the U.S. dollar relative to the South African rand. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount, data center costs increased primarily as a result of the increase in our customer base, information technology and facilities costs increased primarily as a result of increased headcount.

As a result of changes in foreign exchange rates, gross profit decreased in absolute dollars by approximately $0.5 million for the three months ended December 31, 2019 compared to the three months ended December 31, 2018. Excluding the impact of changes in foreign currency exchange rates, gross profit as a percentage of revenue remained consistent as costs related to supporting and hosting our product offerings and delivering our services are primarily incurred in the region in which the related revenue is recognized.

Operating Expenses

	Three months ended December 31,		Period-to-period change
	2019	2018	Amount	% Change
	(dollars in thousands)
Operating expenses:
Research and development	$20,801	$14,693	$6,108	42%
Sales and marketing	42,753	34,463	8,290	24%
General and administrative	16,520	13,625	2,895	21%
Total operating expenses	$80,074	$62,781	$17,293	28%

nm—not meaningful

Research and development expenses

Research and development expenses increased $6.1 million in the three months ended December 31, 2019 compared to the three months ended December 31, 2018, which was primarily attributable to increases in personnel-related costs of $2.9 million, information technology and facilities costs of $1.5 million and share-based compensation expense of $1.2 million. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount. Information technology and facilities costs increased primarily as a result of increased headcount. Share-based compensation expense increased primarily as a result of equity grants since the prior year.

Sales and marketing expenses

Sales and marketing expenses increased $8.3 million in the three months ended December 31, 2019 compared to the three months ended December 31, 2018, which was primarily attributable to increases in personnel-related costs of $4.7 million, information technology and facilities costs of $1.8 million, and marketing costs of $1.3 million. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount. Information technology and facilities costs increased primarily as a result of increased headcount. Marketing costs increased primarily as a result of the conference we held in October 2019, the Mimecast Cyber Resilience Summit.

General and administrative expenses

General and administrative expenses increased $2.9 million in the three months ended December 31, 2019 compared to the three months ended December 31, 2018, which was primarily attributable to increases in personnel-related costs of $1.3 million and professional services of $1.1 million. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount. Professional services increased primarily as a result of increased legal fees, including acquisition-related expenses, and the timing of audit fees.

Other Income (Expense)

	Three months ended December 31,		Period-to-period change
	2019	2018	Amount	% Change
	(dollars in thousands)
Other income (expense):
Interest income	$727	$653	$74	11%
Interest expense	(1,106)	(1,961)	855	(44)%
Foreign exchange (expense) income and other, net	(93)	705	(798)	nm
Total other income (expense), net	$(472)	$(603)	$131	(22)%

nm—not meaningful

Other income (expense), net had no meaningful change in the three months ended December 31, 2019 compared to the three months ended December 31, 2018, however, interest expense decreased $0.9 million primarily as a result of the derecognition of the U.S. build-to-suit facility in April 2019 upon adoption of ASU 2016-02 and foreign exchange (expense) income and other, net changed by $0.8 million primarily as a result of an increase in foreign exchange expense primarily attributable to the remeasurement of intercompany balances and a reduction in sublease income.

Provision for Income Taxes

	Three months ended December 31,		Period-to-period change
	2019	2018	Amount	% Change
	(dollars in thousands)
Provision for income taxes	$951	$511	$440	86%

The provision for income taxes increased by $0.4 million in the three months ended December 31, 2019 compared to the three months ended December 31, 2018. The increase in the provision for income taxes is primarily attributable to changes in the geographical mix of earnings.

Comparison of the Nine Months Ended December 31, 2019 and 2018

Revenue

	Nine months ended December 31,		Period-to-period change
	2019	2018	Amount	% Change
	(dollars in thousands)
Revenue	$312,746	$248,184	$64,562	26%

Revenue increased $64.6 million in the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018. The increase in revenue was primarily attributable to increases in new customers, including approximately 3,600 new customers added since December 31, 2018, a full period of revenue related to new customers added during the first nine months of fiscal 2019, and additional revenue from customers that existed as of December 31, 2018. Revenue for the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018 was negatively impacted by approximately $7.3 million primarily as a result of the strengthening of the U.S. dollar relative to the British pound and South African rand.

Cost of Revenue

	Nine months ended December 31,		Period-to-period change
	2019	2018	Amount	% Change
	(dollars in thousands)
Cost of revenue	$80,056	$66,172	$13,884	21%

Cost of revenue increased $13.9 million in the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018, which was primarily attributable to increases in personnel-related costs of $3.6 million, information technology and facilities costs of $3.1 million, data center costs of $3.0 million, amortization of acquisition-related intangibles, depreciation and share-based compensation of $1.0 million each. Cost of revenue for the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018 was positively impacted by approximately $2.0 million primarily as a result of the strengthening of the U.S. dollar relative to the British pound. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount, information technology and facilities costs is primarily a result of increased headcount, data center costs increased primarily as a result of the increase in our customer base, the increase in amortization of acquisition-related intangibles is primarily as a result of the Solebit, Ataata, Simply Migrate and DMARC Analyzer acquisitions, depreciation expense increased primarily as a result of increased capital expenditures in support of our expanding infrastructure and share-based compensation expense increased primarily as a result of equity grants since the prior year.

As a result of changes in foreign exchange rates, gross profit decreased in absolute dollars by approximately $5.3 million for the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018. Excluding the impact of changes in foreign currency exchange rates, gross profit as a percentage of revenue remained consistent as costs related to supporting and hosting our product offerings and delivering our services are primarily incurred in the region in which the related revenue is recognized.

Operating Expenses

	Nine months ended December 31,		Period-to-period change
	2019	2018	Amount	% Change
	(dollars in thousands)
Operating expenses:
Research and development	$59,506	$41,950	$17,556	42%
Sales and marketing	127,288	103,371	23,917	23%
General and administrative	48,723	38,287	10,436	27%
Restructuring	—	(170)	170	nm
Total operating expenses	$235,517	$183,438	$52,079	28%

nm—not meaningful

Research and development expenses

Research and development expenses increased $17.6 million in the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018, which was primarily attributable to increases in personnel-related costs of $8.5 million, information technology and facilities costs of $4.1 million and share-based compensation expense of $3.4 million. Total research and development expenses for the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018 were positively impacted by approximately $1.3 million primarily as a result of the strengthening of the U.S. dollar relative to the British pound. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount. Information technology and facilities costs increased primarily as a result of increased headcount. Share-based compensation expense increased primarily as a result of share option grants since the prior year.

Sales and marketing expenses

Sales and marketing expenses increased $23.9 million in the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018, which was primarily attributable to increases in personnel-related costs of $12.8 million, information technology and facilities costs of $5.4 million, share-based compensation expense of $3.7 million and marketing costs of $1.2 million. Total sales and marketing expenses for the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018 were positively impacted by approximately $2.5 million primarily as a result of the strengthening of the U.S. dollar relative to the British pound. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount. Information technology and facilities costs increased primarily as a result of increased headcount. Share-based compensation expense increased primarily as a result of share option grants since the prior year. Marketing costs increased primarily as a result of the conference we held in October 2019, the Mimecast Cyber Resilience Summit.

General and administrative expenses

General and administrative expenses increased $10.4 million in the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018, which was primarily attributable to increases in professional fees of $3.0 million, increases in personnel-related costs of $3.0 million, share-based compensation of $2.7 million, and information technology and facilities costs of $1.3 million. Professional fees increased primarily as a result of litigation-related expenses of $2.7 million (see Note 13 to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q). Personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount. Share-based compensation expense increased primarily as a result of share option grants since the prior year. Information technology and facilities costs increased primarily as a result of increased headcount.

Restructuring

In the second quarter of fiscal 2019, we recorded a revision to restructuring expense of $0.2 million related to the exit of our Watertown, Massachusetts corporate office space, which occurred in the fourth quarter of fiscal 2018.

Other Income (Expense)

	Nine months ended December 31,		Period-to-period change
	2019	2018	Amount	% Change
	(dollars in thousands)
Other income (expense):
Interest income	$2,823	$1,640	$1,183	72%
Interest expense	(3,581)	(4,056)	475	(12)%
Foreign exchange income and other, net	159	762	(603)	(79)%
Total other income (expense), net	$(599)	$(1,654)	$1,055	(64)%

Interest income increased $1.2 million primarily as a result of higher weighted-average balances of cash and cash equivalents.

Provision for Income Taxes

	Nine months ended December 31,		Period-to-period change
	2019	2018	Amount	% Change
	(dollars in thousands)
Provision for income taxes	$1,299	$1,991	$(692)	(35)%

The provision for income taxes decreased by $0.7 million in the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018. The decrease in the provision for income taxes is primarily attributable to changes in the geographical mix of earnings.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, investments and accounts receivable. The following table shows net cash provided by operating activities, net cash used in investing activities, and net cash provided by financing activities for the nine months ended December 31, 2019 and 2018:

	Nine months ended December 31,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$65,490	$47,907
Net cash used in investing activities	(28,438)	(94,732)
Net cash provided by financing activities	14,366	107,572

In November 2015, we raised net proceeds of $68.3 million in our initial public offering after deducting underwriting discounts and commissions and offering expenses paid by us. In the years ended March 31, 2019 and 2018, we incurred operating losses of $1.2 million and $7.0 million, respectively. While we expect to generate an operating loss in the year ending March 31, 2020, we expect to continue to generate positive cash flows from operating activities. In the year ending March 31, 2020, we plan to continue to invest in the development and expansion of our Mime | OS™ platform to improve on our existing solutions in order to provide more capabilities to our customers. Investments in capital expenditures in the year ended March 31, 2019 were $28.8 million, of which $25.8 million related to the expansion of our grid architecture. We expect fiscal year 2020 capital expenditures to increase significantly as we expect to incur one-time costs related to the build-out and expansion of facilities in the U.K. and other locations and additional data center expansion, primarily in North America.

As of December 31, 2019 and March 31, 2019, we had cash, cash equivalents and investments of $189.9 million and $173.5 million, respectively. Based on our current operating plan, we believe that our current cash and cash equivalents, and operating cash flows will be sufficient to fund our operations for at least the next twelve months. Our future capital requirements may vary materially from those planned and will depend on certain factors, such as, our growth and our operating results. If we require additional capital resources to grow our business or to acquire complementary technologies and businesses in the future, we may seek to sell additional equity or raise funds through debt financing or other sources. We may also seek to invest in or acquire complementary businesses, applications or technologies, any of which could also require us to seek additional equity or debt financing. We cannot provide assurance that additional financing will be available at all or on terms favorable to us. We had commitments for capital expenditures of approximately $12.7 million as of December 31, 2019, primarily related to the expansion of our grid architecture and the build-out and expansion of facilities in the U.K. and other locations.

Borrowings and Credit Facility

In July 23, 2018, we entered into a Credit Agreement, or the Credit Agreement, by and among us, certain of our subsidiaries party thereto, as guarantors, certain financial institutions party thereto from time to time, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, or the Administrative Agent. The Credit Agreement provided the Company with a $100.0 million senior secured term loan, or the Term Loan, and a $50.0 million senior secured revolving credit facility, or the Revolving Facility, and together with the Term Loan, the Credit Facility, which is available to fund working capital and for other corporate purposes, including to finance permitted acquisitions and investments. Total availability under the Revolving Facility is reduced by outstanding letters of credit of $2.0 million. As of December 31, 2019, total availability under the Revolving Facility was $48.0 million. Interest under the Credit Facility accrues at a rate between LIBOR plus 1.375% and LIBOR plus 1.875%, based on our ratio of indebtedness to earnings before interest, taxes, depreciation, amortization and certain other adjustments, or Consolidated EBITDA. Based on this ratio, the current interest rate as of December 31, 2019 under the Credit Facility is LIBOR plus 1.375%. The term of the Credit Facility is five years, maturing on July 23, 2023. At the time we entered into the Credit Agreement, we had no existing debt.

The Credit Facility has financial covenants that require us to maintain a Consolidated Secured Leverage Ratio (as described below), which commenced on September 30, 2018, of not more than 3.00 to 1.00 for the four consecutive fiscal quarter period ending on the last day of each fiscal quarter, or the Reference Period, with a step-up to 3.50 to 1.00 for any four-quarter period in which we consummate a permitted acquisition having an aggregate purchase price in excess of $25.0 million. We must also maintain a Consolidated Interest Expense Ratio of 3.00 to 1.00, which commenced on September 30, 2018 and for each Reference Period thereafter. For purposes of the covenants, “Consolidated Secured Leverage Ratio” generally refers to the ratio of Consolidated Funded Debt that is secured by a lien on assets of us or our subsidiaries to Consolidated EBITDA. “Consolidated Funded Debt” generally refers to borrowed money, debt instruments, finance leases, deferred purchase price of property or services (excluding accounts payable in the ordinary course of business) and earn outs that are due and payable. “Consolidated Interest Expense Ratio” generally refers to the ratio of Consolidated EBITDA to cash interest expense with respect to indebtedness, with certain exclusions. The Company was in compliance with all covenants as of December 31, 2019 and management reasonably believes it will be in compliance over the next 12 months.

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

Operating activities

For the nine months ended December 31, 2019, cash provided by operating activities was $65.5 million. The primary factors affecting our operating cash flows during the period were our net loss of $4.7 million, adjusted for non-cash items of $29.7 million of share-based compensation expense, $24.1 million for amortization of our operating lease right-of-use assets, $23.4 million for depreciation and amortization of our property, equipment and intangible assets, and $6.9 million for amortization of deferred contract costs. The primary drivers of the changes in operating assets and liabilities were a $15.7 million increase in deferred revenue, a $10.6 million decrease in prepaid expenses and other current assets primarily due to the receipt of a lease incentive from our U.K. landlord, an $1.5 million increase in accounts payable, and an $1.3 million decrease in accounts receivable, partially offset by an $18.0 million decrease in operating lease liabilities, a $16.5 million increase in deferred contract costs, a $6.3 million decrease in accrued expenses and other liabilities, and a $2.0 million increase in other assets.

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

Investing activities

For the nine months ended December 31, 2019, cash used in investing activities of $28.4 million consisted of $40.3 million in purchases of property, equipment and capitalized software, $21.1 million in payments for the DMARC Analyzer acquisition, and $3.0 million in strategic investments, partially offset by $36.0 million in maturities of investments. For the nine months ended December

31, 2018, cash used in investing activities of $94.7 million consisted of $108.9 million in payments for the Solebit and Ataata acquisitions, $23.9 million in purchases of property, equipment and capitalized software and $20.9 million in purchases of investments, partially offset by $59.0 million in maturities of investments.

Our capital expenditures in each period were primarily associated with computer equipment and software purchased in support of our expanding infrastructure. Additionally, in the nine months ended December 31, 2019 and 2018, we had purchases of $17.8 million and $1.9 million, respectively in leasehold improvements and office equipment related to the fit-out of our new office facilities.

Financing activities

Cash provided by financing activities of $14.4 million for the nine months ended December 31, 2019 was due to proceeds from issuance of ordinary shares under our equity plans of $19.7 million, partially offset by payments on debt of $3.1 million, withholding taxes related to net share settlement of restricted share units of $1.6 million, and payments on finance lease obligations of $0.7 million.

For the nine months ended December 31, 2018, cash provided by financing activities of $107.6 million was due to proceeds from issuance of debt of $97.7 million and issuance of ordinary shares of $13.4 million partially offset by payments on construction financing lease obligations of $1.6 million, payments on debt of $1.3 million and payments on capital lease obligations of $0.7 million.

Net Operating Loss Carryforwards and Income Tax Credits

As of December 31, 2019, we had net operating loss carryforwards in the U.K., U.S. federal and state, Australia, Germany, Israel, and the Netherlands.  U.S. federal net operating losses generated through the fiscal year ending March 31, 2017 expire at various dates through 2037 while U.S. federal net operating losses generating after March 31, 2017 do not expire.  The U.S. state net operating loss carryforwards expire at various dates through 2039. Net operating loss carryforwards in the Netherlands expire at various dates from 2026 through 2028. Net operating loss carryforwards in the U.K., Australia, Germany and Israel do not expire. As of December 31, 2019, we had a U.K. income tax credit carryforward that does not expire. As of December 31, 2019, we had Israel income tax credits that expire at various dates from 2023 to 2025.

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

Off-Balance Sheet Arrangements

Up to and including the nine months ended December 31, 2019, we have not had any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As a result, we are not exposed to related financing, liquidity, market or credit risks that could arise if we had engaged in those types of arrangements.

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

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound and South African rand. Percentage of revenue and expenses in foreign currency is as follows:

	Nine months ended December 31,
	2019	2018
Revenue generated in locations outside the United States	49%	50%
Revenue in currencies other than the United States dollar	46%	49%
Expenses in currencies other than the United States dollar	49%	48%

Percentages of revenue and expenses denominated in foreign currency are as follows:

	Nine months ended December 31, 2019
	Revenues	Expenses
British pound	27%	33%
South African Rand	12%	5%
Other currencies	7%	11%
Total	46%	49%

	Nine months ended December 31, 2018
	Revenues	Expenses
British pound	28%	33%
South African Rand	14%	5%
Other currencies	7%	10%
Total	49%	48%

As of December 31, 2019 and March 31, 2019, we had $37.4 million and $41.4 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements. As of December 31, 2019 and March 31, 2019, we had $40.0 million and $26.5 million, respectively, of cash denominated in currencies other than the U.S. dollar. As of December 31, 2019, cash denominated in British pounds and South African rand was $12.8 million and $19.1 million, respectively. As of March 31, 2019, cash denominated in British pounds and South African rand was $10.3 million and $11.2 million, respectively.

In addition, although our foreign subsidiaries have intercompany accounts that are eliminated upon consolidation, these accounts expose us to foreign currency exchange rate fluctuations. Exchange rate fluctuations on short-term intercompany accounts are recorded in our condensed consolidated statements of operations under “foreign exchange (expense) income and other, net.”

Currently, our largest foreign currency exposures are the British pound and South African rand. Relative to foreign currency exposures existing at December 31, 2019, significant movements in foreign currency exchange rates may expose us to significant losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the nine months ended December 31, 2019, we estimate that a 10% unfavorable movement in foreign currency exchange rates against the U.S. dollar would have decreased revenue by $14.5 million, decreased expenses by $15.5 million and would have decreased our loss from operations by $1.0 million. For the nine months ended December 31, 2018, we estimate that a 10% unfavorable movement in foreign currency exchange rates against the U.S. dollar would have decreased revenue by $12.1 million, decreased expenses by $11.9 million and would have increased our loss from operations by $0.2 million. The estimates used assume that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. All of the potential changes noted above are based on sensitivity analyses performed on our financial results as of December 31, 2019 and 2018.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments primarily consist of short-term investments and money market funds. As of December 31, 2019 and March 31, 2019, we had cash, cash equivalents and investments of $189.9 million and $173.5 million, respectively. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

We entered into the Credit Agreement in July 2018. The Credit Agreement provides us with a $100.0 million senior secured term loan, and a $50.0 million senior secured revolving credit facility. Interest under the Credit Facility accrues at a rate between LIBOR plus 1.375% and LIBOR plus 1.875%. We estimate that a 100 basis point increase in the LIBOR rate would result in approximately $0.9 million of additional interest expense over the ensuing twelve-month period under the Credit Facility. The InterContinental Exchange Benchmark Administration has announced that it will no longer publish the LIBOR rate at some time during 2021. We anticipate that we will amend Credit Agreement before that time to reflect an alternative interest rate calculation.  We do not expect change to an alternative rate to have a material impact on our financial results.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On September 10, 2019, ZapFraud, Inc., or ZapFraud, filed a complaint in the U.S. District Court for the District of Delaware against our wholly owned subsidiaries, Mimecast North America, Inc., Mimecast Services Limited and Mimecast UK Limited. The complaint alleges that certain elements of our email security technology infringe a patent held by ZapFraud.  ZapFraud seeks an award for damages in an unspecified amount, attorney’s fees and injunctive relief. On November 22, 2019, we filed a Motion to Dismiss for Failure to State a Claim. We have requested that a hearing be held on this motion, but no court date has been set. This litigation is in its very early stages. As a result, neither the ultimate outcome of this litigation nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. We intend to defend the lawsuit vigorously. Regardless of the outcome, litigation can have an adverse impact on us because of defense and potential settlement costs, diversion of management resources and other factors.

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

In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions with us when the existing subscription term expires. Although the majority of our customer contracts include auto-renew provisions, our customers have no obligation to renew their subscriptions upon expiration, and we cannot provide assurance that customers will renew subscriptions at the same or higher level of service, if at all. For the nine-month period ended December 31, 2019, and the fiscal years ended March 31, 2019 and 2018, our customer retention rate has been consistently greater than 90%. We calculate customer retention rate as the percentage of paying customers on the last day of the relevant period in the prior year who remain paying customers on the last day of the relevant period in the current year. The rate of customer renewals may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction or dissatisfaction with our solutions, outages impacting our service, the effectiveness of our customer support services, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, or reductions in our customers’ spending levels or general economic conditions in the geographic regions in which we operate. If our customers do not renew their subscriptions, or renew on less favorable terms, our revenue may decline, and we may not realize improved operating results from our customer base.

The markets in which we participate are highly competitive, with several large established competitors, and our failure to compete successfully would make it difficult for us to add and retain customers and would reduce or impede the growth of our business.

Our market is large, highly competitive, fragmented and subject to rapidly evolving technology, shifting customer needs and frequent introductions of new products and services. We currently compete with companies that offer products that target email and data security, continuity and archiving, and security awareness training as well as large providers such as Google Inc. and Microsoft Corporation, which offer functions and tools as part of their core mailbox services that may be, or be perceived to be, similar to ours. Our current and potential future competitors include: Barracuda Networks, Inc., Google, Microsoft Exchange Online Protection, Proofpoint, Inc., Symantec Corporation, Agari Data, Inc., and Cisco Systems Inc., in security; Dell EMC, Microsoft Office® 365®, Proofpoint, Veritas Technologies LLC, Smarsh Inc., and Barracuda in archiving; KnowBe4, Inc., Cofense Inc., and Wombat Security, a division of Proofpoint, in awareness training; Cisco, Webroot Inc., TitanHQ’s Webtitan, SafeDNS, Inc., Akamai Technologies, Inc, Infoblox Inc., Forcepoint LLC, Trustwave Holdings, Inc., and Zscaler, Inc., in web security; Agari, Valimail Inc., dmarcian, Inc., Ondemarc by Redsift Limited, and ReturnPath’s email fraud protection, a division of Proofpoint, in DMARC reporting; and RSA Security LLC, a division of Dell EMC, RiskIQ, Inc., and MarkMonitor Inc., in digital brand protection.  In addition, as we launch new products and services, we will face competition from new and existing competitors. We expect competition to increase in the future from both existing competitors and new companies that may enter our markets. Additionally, some potential customers, particularly large enterprises, may elect to develop their own internal products. If two or more of our competitors were to merge or partner with one another, the change in the competitive landscape could reduce our ability to compete effectively. Our continued success and growth depends on our ability to out-perform our competitors at the individual service level as well as increasing demand for a unified service infrastructure. We cannot guarantee that we will out-perform our competitors at the product level or that the demand for a unified service technology will increase.

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

We must continually monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access and expend significant resources to respond to threats to security. However, despite our efforts, we may fail to identify these new and complex methods of attack or fail to invest sufficient resources in security measures. In addition, as we increase our customer base and our brand becomes more widely known and recognized, we may become a more attractive target for malicious third parties. Any breach of our security measures as a result of third-party action, employee negligence and/or error, malfeasance, defects or otherwise that compromises the confidentiality, integrity or availability of our data or our customers’ data could result in:

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

Laws and regulations related to the provision of services on the internet are increasing, as federal, state and foreign governments continue to adopt new laws and regulations addressing data privacy and the collection, processing, storage and use of personal information. For example, in the United States, these include laws and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Graham-Leach-Bliley Act of 1999, and state breach notification and data privacy laws, as well as regulator enforcement positions and expectations reflected in federal and state regulatory actions, settlements, consent decrees and guidance documents. On June 28, 2018, the State of California enacted the California Consumer Privacy Act of 2018, or CCPA, which became effective on January 1, 2020. The CCPA governs the collection, sale and use of California residents’ personal information, and it will have significant impacts on businesses’ handling of personal information and existing privacy policies and procedures. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation.  The CCPA, as well as data privacy laws that have been proposed in other states, may limit our ability to use, process and store certain data, which may decrease adoption of our services, increase our costs for compliance, and harm our business, financial condition, cash flows and results of operations. In addition, the CCPA may subject us to regulatory fines by the State of California, individual claims, and increased commercial liabilities. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal frameworks with which we, or our customers, must comply, including the European Union General Data Protection Regulation, or GDPR, which became effective in May 2018 and replaced the European Union Data Protection Directive 95/94/EC. The GDPR applies to any company established in the European Union as well as to those outside the European Union if they collect and use personal data in connection with the offering of goods or services to individuals in the European Union or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. Under GDPR, fines of up to 20,000,000 Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, may be imposed. In addition, the United Kingdom has adopted its own version of GDPR, or the U.K. GDPR, which became effective upon the United Kingdom’s departure from the European Union on January 31, 2020. While the U.K. GDPR is substantially similar to GDPR, the United Kingdom will continue to be subject to the terms of GDPR during the Brexit transition period referenced below.

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

Given the nature of our business and the types of information our customers store on our systems and the extent of our U.S. and European operations, including our operations in the U.S., our corporate headquarters in London, United Kingdom, our German operations and our customers throughout the rest of Europe, evolving data privacy and data protection laws and regulations in the U.S. and European Union may significantly impact our business.

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

Our business and results of operations may be negatively impacted by the United Kingdom’s withdrawal from the European Union

In June 2016, the United Kingdom held a referendum in which a majority of voters approved an exit from the European Union, or Brexit. After nearly three years of negotiation and political and economic uncertainty, the United Kingdom’s withdrawal from the European Union became effective on January 31, 2020. Under the terms of the withdrawal agreement, the United Kingdom and the European Union will continue to negotiate the terms of trade and other matters during a transition period that will end on December

31, 2020.  During the Brexit transition period, the United Kingdom will continue to be subject to the laws and obligations applicable to all European Union members, including laws related to trade and data privacy.  As a result, there still remains considerable uncertainty regarding the ultimate terms of the withdrawal. Brexit, including developments that occur during the Brexit transition period, may affect our results of operations in a number of ways, including increasing currency exchange risk, generating instability in the global financial markets or negatively impacting the economies of the United Kingdom and Europe.  In addition, because of our significant presence in the United Kingdom, it is possible that Brexit may impact some or all of our current operations.  For example, some of our European customers that are not based in the United Kingdom may require that we move their data from our United Kingdom data centers to our data centers based in Germany.  Brexit may also impact our ability to freely move employees from our London headquarters to our other locations in Europe. The long-term effects of Brexit will depend in part on any agreements the United Kingdom makes to retain access to markets in the European Union during the Brexit transition period.  We expect that Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replicate or replace, including those related to data privacy as described above.  Any of these effects of Brexit, and others we cannot anticipate, could negatively impact our business and results of operations.

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

In order to grow our business, we anticipate that we will continue to depend on our relationships with our channel partners who we rely on, in addition to our direct sales force, to sell and support our services. In the nine-month period ended December 31, 2019, while no individual channel partner accounted for 10% or more of our revenue, in the aggregate, our channel partners accounted for 74% of our revenue. We expect that sales to channel partners will continue to account for a substantial portion of our revenue for the foreseeable future. We utilize channel partners to efficiently increase the scale of our marketing and sales efforts, increasing our market penetration to customers which we otherwise might not reach on our own. Our ability to achieve revenue growth in the future will depend, in part, on our success in maintaining successful relationships with our channel partners.

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

As part of our business growth strategy and in order to remain competitive, we may acquire, or make investments in, complementary companies, products or technologies. For example, in fiscal 2017, we acquired substantially all of the business of iSheriff, Inc., a cloud security provider, and in fiscal 2018, we acquired machine learning-based malware detection technology. In July 2018, we acquired Ataata, a security awareness training provider, and Solebit, an Israeli-based developer of security software. In January 2019, we acquired Simply Migrate, a provider of archive data migration technology. In November 2019, we acquired DMARC Analyzer, a provider of DMARC setup, management and analysis. In January 2020, we acquired Segasec, a provider of digital threat brand protection. Notwithstanding these acquisitions, our acquisition experience to date remains limited, and as a result, our ability as an organization to acquire and integrate other companies, products or technologies, particularly when the acquired entities are located in geographies where we have not previously done business, such as Israel, in a successful manner is unproven. We may not be able to find suitable acquisition targets, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by our customers, analysts and investors. In addition, if we are unsuccessful at integrating such acquisitions or the technologies associated with such acquisitions, our revenue and results of operations could be adversely affected. We may only be able to conduct limited due diligence on an acquired company’s technology, products and operations. Following an acquisition, we may be subject to liabilities arising from an acquired company’s past or present technology, product and operations, including liabilities related to data security and privacy of customer data and infringement of the intellectual property rights of others, and these liabilities may be greater than the warranty and indemnity limitations that we negotiate. Any liability that is greater than these warranty and indemnity limitations could have a negative impact on our financial condition. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquired business, including accounting charges. We may have to pay cash, incur additional debt, or issue equity securities to pay for any such acquisitions, each of which could adversely affect our financial condition or the value of our ordinary shares. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our shareholders. The incurrence of additional indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. See risk factors – “The terms of our Credit Agreement require us to comply with certain financial covenants and impose restrictions on our business and operations, which creates default risks and reduces our flexibility” below.

In addition, as of December 31, 2019, we had $155.2 million in goodwill and intangible assets, net of accumulated amortization, recorded on our balance sheet as a result of our recent acquisitions. We will incur expenses related to the amortization of intangible assets and we may in the future need to incur charges with respect to the impairment of goodwill or intangible assets, which could adversely affect our operating results.

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

We have incurred net losses in each of our fiscal years since our inception in 2003 up through our fiscal year ended March 31, 2019, with the exception of our fiscal year ended March 31, 2015, in which we generated net income of $0.3 million. In the nine-month period ended December 31, 2019 and 2018, we incurred net losses of $4.7 million and $5.1 million, respectively. As of December 31, 2019, we had an accumulated deficit of $86.2 million. We have been growing rapidly, and, as we do so, we incur significant sales and marketing, support and other related expenses. Our ability to achieve and sustain profitability will depend in significant part on our obtaining new customers, expanding our existing customer relationships and ensuring that our expenses, including our sales and marketing expenses and the cost of supporting new customers, does not exceed our revenue. We also expect to make significant expenditures and investments in research and development to expand and improve our services and technical infrastructure. In addition, as a public company, we expect to continue to incur significant legal, accounting and other expenses. These increased expenditures may make it harder for us to achieve and maintain profitability and we cannot predict when we will achieve sustained profitability, if at all. We also may incur net losses in the future for a number of other unforeseen reasons. Accordingly, we may not be able to maintain profitability, once achieved, and we may incur losses in the foreseeable future.

We are subject to a number of risks associated with global sales and operations.

We operate a global business with offices located in the United States, the United Kingdom, South Africa, Australia and Germany, as well as several other locations. In the nine-month period ended December 31, 2019, we generated 51% of our revenue from the United States, 29% from the United Kingdom, 12% from South Africa and 7% from the rest of the world. As a result, our sales and operations are subject to a number of risks and additional costs, including the following:

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

The functional currency of our operating subsidiaries is generally the local currency of each entity and our reporting currency is the U.S. dollar. For the nine-month period ended December 31, 2019, 54% of our revenue was denominated in U.S. dollars, 27% in British pounds, 12% in South African rand and 7% in other currencies. Given that the functional currency and that of our subsidiaries is generally the local currency of each entity, but our reporting currency is the U.S. dollar, fluctuations in currency exchange rates between the U.S. dollar, the British pound, the South African rand and the Australian dollar could materially and adversely affect our business. There may be instances in which costs and revenue will not be matched with respect to currency denomination. We estimate that a 10% increase or decrease in the value of the British pound against the U.S. dollar would have increased or decreased our loss from operations by approximately $2.2 million in the nine-month period ended December 31, 2019 and that a 10% increase or decrease in the value of the South African rand against the U.S. dollar would have decreased or increased our loss from operations by approximately $2.4 million in the nine-month period ended December 31, 2019. To date, we have not entered into any currency hedging contracts. As a result, to the extent we continue our expansion on a global basis, we expect that increasing portions of our revenue, cost of revenue, assets and liabilities will be subject to fluctuations in currency valuations. We may experience economic loss and a negative impact on earnings or net assets solely as a result of currency exchange rate fluctuations.

Brexit may continue to have a significant impact on currency exchange rates and the global and European economy generally. The outcome of the referendum and the resulting uncertainty regarding the status of the United Kingdom’s withdrawal from the European Union caused volatility in global stock markets and foreign currency exchange rate fluctuations, including the strengthening of the U.S. dollar against the British pound and the euro, which may continue or worsen now that the withdrawal has occurred and trade and other agreements are negotiated between the United Kingdom and the European Union during the Brexit transition period, which will end on December 31, 2020.  In addition, the South African economy faces a number of challenges, including slow economic growth and high unemployment.  These challenges combined with the uncertain impact of the recent general election, which occurred in May 2019, have made the South African rand highly volatile over the past year.  As described above, significant fluctuations in currency exchange rates between the South African rand and the U.S. dollar will impact our results of operations.

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

We invested 19%, 17% and 15% of our revenue in research and development in the nine-month period ended December 31, 2019, and the fiscal years ended March 31, 2019 and 2018, respectively. We expect to continue to dedicate significant financial and other resources to our research and development efforts in order to maintain our competitive position. However, investing in research and development personnel, developing new services and enhancing existing services is expensive and time-consuming, and there is no assurance that such activities will result in significant new marketable services, enhancements to existing services, design improvements, cost savings, revenue or other expected benefits. If we spend significant time and effort on research and development and are unable to generate an adequate return on our investment, our business and results of operations may be materially and adversely affected.

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

We currently store our customers’ information within sixteen third-party data center hosting facilities located in twelve locations around the world. As part of our current disaster recovery arrangements, our production environment and all of our customers’ data is currently replicated in near real-time in a facility located in a different location. We cannot provide assurance that the measures we have taken to eliminate single points of failure will be effective to prevent or minimize interruptions to our operations. Our facilities are vulnerable to interruption or damage from a number of sources, many of which are beyond our control, including floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Any damage to, or failure of, our systems generally could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause customers to terminate their subscriptions and adversely affect our renewal rate and our ability to attract new customers. Our business and reputation will also be harmed if our existing and potential customers believe our service is unreliable. The occurrence of a natural disaster, an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service. Even with the disaster recovery arrangements, our service could be interrupted. As we continue to add data centers and add capacity in our existing data centers, we may move or transfer our data and our customers’ data. Any unsuccessful data transfers may impair the delivery of our service. Further, as we continue to grow and scale our business to meet the needs of our customers, additional burdens may be placed on our hosting facilities.

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

There is considerable patent and other intellectual property development activity in our industry. Our success depends, in part, on our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities, including non-practicing patent entities, or NPEs, which are entities that have no operating business but exist purely as collectors of patents and individuals, may own or claim to own intellectual property relating to our industry. Patent and other intellectual property disputes are common and third parties are currently claiming, have claimed, and may in the future claim that we are infringing upon their intellectual property rights or send us letters proposing that we license certain of their patents. In particular, there are a number of NPEs in the security industry that are particularly aggressive about pursuing alleged infringement of their patents. Given this and the proliferation of lawsuits in our industry and other similar industries by both NPEs and operating entities, we have been sued for patent infringement and expect that we may be sued by others at some point in the future, regardless of the merits of any such lawsuits. See Part II, Item 1 “Legal Proceedings” in this Quarterly Report on Form 10-Q. We closely monitor all such claims, respond as appropriate, and none of the claims by the third parties have resulted in litigation to date, but legal actions by such parties are still possible. In addition, we cannot assure that actions by other third parties alleging infringement by us of third-party patents or other intellectual property will not be asserted or prosecuted against us. In the future, others may claim that our services and underlying technology infringe or violate their intellectual property rights. We may also be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. Under all of our sales contracts, we are obligated to indemnify our customers and channel partners against third-party infringement claims, and we may also be obligated to pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify services or refund fees, any of which could be costly. Even if we were to prevail in any such dispute, any litigation regarding intellectual property would be very costly and time-consuming and divert the attention of our management and key personnel from our business operations.

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

Our success and ability to compete depend in part on our intellectual property. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. As of December 31, 2019, we have 15 patents issued, 13 patent applications pending and expect to file 2 additional patent applications in the United States. We also have 5 patents issued and 1 patent application pending for examination in non-U.S. jurisdictions. We may not be able to obtain any further patents, and our pending applications may not result in the issuance of patents. We have issued patents and pending patent applications outside the United States, and we may have to expend significant resources to obtain additional patents as we expand our international operations due to the cost of monitoring and protecting our rights across multiple jurisdictions.

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

In addition, the stock markets have experienced extreme price and volume fluctuations. Broad market and industry factors may materially harm the market price of our ordinary shares, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. If we were involved in any similar litigation, we could incur substantial costs and our management’s attention and resources could be diverted.

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

We do not anticipate that we will declare or pay any dividends in the foreseeable future, and our ability to do so may be constrained by restrictions in our Credit Agreement or future debt arrangements, if any, and by Jersey law. Consequently, investors will only realize an economic gain on their investment in our ordinary shares if the price appreciates. Investors should not purchase our ordinary shares expecting to receive cash dividends. Since we do not pay dividends, and if we are not successful in sustaining an orderly trading market for our shares, then investors may not have any manner to liquidate or receive any payment on their investment. Therefore, our failure to pay dividends may cause investors to not see any return on your investment even if we are successful in our business operations. In addition, because we do not pay dividends, we may have trouble raising additional funds which could affect our ability to expand our business operations.

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

As of December 31, 2019, we had net operating loss carryforwards in the U.K., U.S. federal and state, Australia, Germany and Israel.  U.S. federal net operating losses generated through the fiscal year ending March 31, 2017 expire at various dates through 2037 while U.S. federal net operating losses generating after March 31, 2017 do not expire.  The U.S. state net operating loss carryforwards expire at various dates through 2039. Net operating loss carryforwards in the U.K., Australia, Germany and Israel do not expire. As of December 31, 2019, we had a U.K. income tax credit carryforward that does not expire. As of December 31, 2019, we had Israel income tax credits that expire in 2023 and 2024.

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

We do not believe that we were a PFIC for U.S. federal income tax purposes during the tax year ending March 31, 2019 and do not expect to be a PFIC for U.S. federal income tax purposes in the current tax year. We also do not expect to become a PFIC in the foreseeable future, but the possible status as a PFIC must be determined annually and therefore may be subject to change. If we are at any time treated as a PFIC, such treatment could result in a reduction in the after-tax return to U.S. holders of our ordinary shares and may cause a reduction in the value of such shares. Furthermore, if we are at any time treated as a PFIC, U.S. holders of our ordinary shares could be subject to greater U.S. income tax liability than might otherwise apply, imposition of U.S. income tax in advance of when tax would otherwise apply and detailed tax filing requirements that would not otherwise apply. For U.S. federal income tax purposes, “U.S. holders” include individuals and various entities. A corporation is classified as a PFIC for any taxable year in which (i) at least 75% of its gross income is passive income or (ii) at least 50% of the average quarterly value of all its total gross assets is attributable to assets that produce or are held for the production of passive income. For this purpose, passive income includes certain dividends, interest, royalties and rents that are not derived in the active conduct of a trade or business. The PFIC rules are complex and a U.S. holder of our ordinary shares is urged to consult its own tax advisors regarding the possible application of the PFIC rules to it in its particular circumstances.

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

Item 6. Exhibits.

The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit List below:

EXHIBIT LIST

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date (mm/dd/yyyy)

2.1	Share Purchase Agreement dated as of July 31, 2018 by and among Mimecast Services Limited, Solebit LABS Ltd., the shareholders of Solebit LABS Ltd. and Shareholder Representative Services LLC, as the Representative	8-K	001-37637	2.1	07/31/2018

3.1	Memorandum and Articles of Association of the Registrant	F-1/A	333-207454	3.2	11/06/2015

10.1	Form of Indemnification Agreement	F-1	333-207454	10.1	10/16/2015

10.2#	Mimecast UK 2007 Key Employee Share Option Plan and Form of Share Option Agreement	F-1	333-207454	10.6	10/16/2015

10.3#	Mimecast UK 2010 EMI Share Option Scheme	F-1	333-207454	10.7	10/16/2015

10.4#	Mimecast UK Approved Share Option Plan and Form of Share Option Certificate	F-1	333-207454	10.8	10/16/2015

10.5#	Mimecast Limited 2015 Share Option and Incentive Plan	F-1/A	333-207454	10.9	11/06/2015

10.6#	German Sub-Plan to the Mimecast Limited 2015 Share Option and Incentive Plan	10-K	001-37637	10.6	05/29/2018

10.7#	Form of Agreements under the Mimecast Limited 2015 Share Option and Incentive Plan	10-K	001-37637	10.7	05/29/2018

10.8#	Mimecast Limited 2015 Employee Share Purchase Plan	10-K	001-37637	10.8	05/29/2019

10.9#	German Sub-Plan to the Mimecast Limited 2015 Employee Share Purchase Plan	10-K	001-37637	10.9	05/29/2018

10.10	Underlease, dated August 7, 2013, by and between Mimecast Services Limited and Sands Service Company (No.2)	F-1	333-207454	10.2	10/16/2015

10.11	Lease, dated November 12, 2012, by and between Mimecast North America, Inc. and Farley White Aetna Mills, LLC	F-1	333-207454	10.3	10/16/2015

10.12	First Amendment to Lease, dated October 19, 2015, by and between Mimecast North America, Inc. and Riverworks Watertown Holdings, LLC (as successor in interest to Farley White Aetna Mills, LLC)	20-F	001-37637	4.9.1	05/25/2016

10.13	Second Amendment to Lease dated as of May 26, 2017 by and between Mimecast North America, Inc. and Whetstone Riverworks Holdings, LLC (as successor in interest to Riverworks Watertown Holdings, LLC and Farley White Aetna Mills, LLC)	10-K	001-37637	10.15	05/29/2018

10.14	Lease dated February 17, 2017 by and between Mimecast North America, Inc. and 191 Spring Street Trust	20-F	001-37637	4.11	05/26/2017

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date (mm/dd/yyyy)
10.15	Underlease dated April 21, 2017 by and between Simmons & Simmons LLP, Mimecast Services Limited and Mimecast Limited	20-F	001-37637	4.12	05/26/2017

10.16	Agreement for Lease dated as of January 2, 2018 by and between Bluebutton Developer Company (2012) Limited, Bluebutton Properties UK Limited, B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited, and the Company, and the related Underleases	10-K	001-37637	10.20	05/29/2018

10.17#	Amended and Restated Employment Agreement dated as of September 2, 2015 between Mimecast North America, Inc. and Peter C. Bauer	10-K	001-37637	10.21	05/29/2018

10.18#	Offer Letter dated July 9, 2015 between Mimecast North America, Inc. and Edward Jennings	10-K	001-37637	10.24	05/29/2018

10.19#	Offer Letter dated July 22, 2016 between Mimecast North America, Inc. and Robert P. Nault	10-K	001-37637	10.25	05/29/2018

10.20#	Offer Letter dated October 12, 2017 between Mimecast North America, Inc. and Janet Bishop Levesque	10-K	001-37637	10.26	05/29/2018

10.21#	Mimecast Limited Executive Incentive Plan – FY2019	10-K	001-37637	10.27	05/29/2018

10.22	Credit Agreement dated as of July 23, 2018, by and among Mimecast Limited, certain of Mimecast Limited’s subsidiaries party thereto, as guarantors, certain financial institutions party thereto from time to time, as Lenders, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-37637	10.1	07/24/2018

10.23	Pledge and Security Agreement dated as of July 23, 2018, by and among Mimecast UK Limited, the Grantors (as defined in the Pledge and Security Agreement) and JPMorgan Chase Bank, N.A., as administrative agent to the Lenders party to the Credit Agreement	8-K	001-37637	10.2	07/24/2018

10.24	Trademark Security Agreement dated as of July 23, 2018, by and among Ataata, Inc., Mimecast Services Limited, in favor of JPMorgan Chase Bank, N.A., as administrative agent to the Lenders party to the Credit Agreement	8-K	001-37637	10.3	07/24/2018

10.25	Patent Security Agreement dated as of July 23, 2018, by and between Mimecast Services Limited, in favor of JPMorgan Chase Bank, N.A., as administrative agent to the Lenders party to the Credit Agreement	8-K	001-37637	10.4	07/24/2018

10.26	Security Agreement dated as of July 23, 2018 by and between Mimecast UK Limited, Mimecast Services Limited, Mimecast USD Limited, Mimecast Development Limited, as the original chargors, and JPMorgan Chase Bank, N.A., as the collateral agent	8-K	001-37637	10.5	07/24/2018

10.27	Security Interest Agreement dated as of July 23, 2018, between Mimecast Limited and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-37637	10.6	07/24/2018

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date (mm/dd/yyyy)
10.28	Security Interest Agreement dated as of July 23, 2018, between Mimecast Offshore Limited and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-37637	10.7	07/24/2018

10.29	Security Interest Agreement dated as of July 23, 2018, between Mimecast Services Limited and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-37637	10.8	07/24/2018

10.30	Security Interest Agreement dated as of July 23, 2018, between Mimecast UK Limited and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-37637	10.9	07/24/2018

10.31#	Israeli Sub-Plan to the Mimecast Limited 2015 Share Option and Incentive Plan	10-Q	001-37637	10.39	11/08/2018

10.32#	Israeli Form of Agreements under the Mimecast Limited 2015 Share Option and Incentive Plan	10-Q	001-37637	10.40	11/08/2018
10.33	First Amendment to Lease dated as of the 8th day of August 2018 by and between 191 Spring Street Trust and Mimecast North America, Inc.	10-Q	001-37637	10.41	11/08/2018
10.34	Amendment to Lease Agreement dated September 5, 2018 between PCPI UT Owner, LP, as successor-in-interest, and Mimecast North America, Inc.	10-Q	001-37637	10.42	11/08/2018
10.35	Deed of Variation dated January 17, 2019 to Agreement for Lease dated as of January 2, 2018 by and between Bluebutton Developer Company (2012) Limited, Bluebutton Properties UK Limited, B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited and Mimecast Limited	10-Q	001-37637	10.43	02/11/2019

10.36#	Offer Letter between Mimecast Limited and Rafe Brown, dated February 7, 2019	8-K	001-37637	10.1	02/11/2019

10.37#	Mimecast Limited Executive Incentive Plan – FY 2020	8-K	001-37637	10.1	03/19/2019

10.38#	Offer Letter between Mimecast Limited and Christina Van Houten, dated March 7, 2018	10-K	001-37637	10.38	05/29/2019

10.39#	Offer Letter between Mimecast Limited and Karen Anderson, dated October 7, 2018	10-K	001-37637	10.39	05/29/2019

10.40	Second Amendment to Lease dated as of the 26th day of March 2019 by and between 191 Spring Street Trust and Mimecast North America, Inc	10-K	001-37637	10.40	05/29/2019

10.41	Lease of 3rd Floor of 1 Finsbury Avenue, London EC2 dated 29 March 2019 between B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited and Mimecast Limited	10-K	001-37637	10.41	05/29/2019

10.42	Lease of 4th Floor of 1 Finsbury Avenue, London EC2 dated 29 March 2019 between B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited and Mimecast Limited	10-K	001-37637	10.42	05/29/2019

10.43	Lease of 5th Floor of 1 Finsbury Avenue, London EC2 dated 29 March 2019 between B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited and Mimecast Limited	10-K	001-37637	10.43	05/29/2019

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date (mm/dd/yyyy)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1@	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2@	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Filed herewith.
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

Company Name

Date: February 10, 2020	By:	/s/ Peter Bauer
Peter Bauer
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: February 10, 2020	By:	/s/ Rafeal Brown
Rafeal Brown
Chief Financial Officer (Principal Financial and Accounting Officer)