Form 10-K
period 2020-03-31
Mimecast Ltd
filed 2020-05-22
CIK 1644675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File Number 001-37637

MIMECAST LIMITED

(Exact name of Registrant as specified in its Charter)

Bailiwick of Jersey	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 Finsbury Avenue London EC2M 2PF United Kingdom	EC2M 2PF
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 996-5340

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)
Ordinary Shares, nominal value $0.012 per share	MIME	The Nasdaq Global Select Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of our ordinary shares on the Nasdaq Global Select Market on September 30, 2019, the last business day of the registrant’s second fiscal quarter, was $1,990,718,872. This calculation does not reflect a determination that certain persons or entities are affiliates of the registrant for any other purpose.

The number of registrant’s ordinary shares outstanding as of May 8, 2020 was 62,965,224.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the 2020 Annual General Meeting of Shareholders of Mimecast Limited, scheduled to be held on October 8, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended March 31, 2020. Except with respect to information specifically incorporated by reference into this Annual Report on Form 10-K, the Definitive Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by the forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “guidance,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “probable,” “potential,” “can,” “could,” “should,” “contemplate,” “would,” “project,” “seek,” “target,” “might,” “explore,” “plan,” “strategy,” and similar expressions or variations that are not statements of historical fact are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements set forth in this Annual Report on Form 10-K include, but are not limited to, statements about the following:

•	the impact that the global COVID-19 pandemic may have on our business, financial position and results of operations;
•	our expectations regarding our revenue, expenses and other results of operations;
•	our plans to invest in sales and marketing efforts, increase the size of our sales and marketing team, and expand our channel partnerships;
•	our ability to attract new customers in each of our markets, retain existing customers, and maintain a relatively consistent revenue retention rate over the next twelve months;
•	our plans to continue to invest in the research and development of technology for both existing and new products, and increase the size of our research and development team;
•	the potential impact of foreign currency exchange rates on our results of operations;
•	the growth rates of the markets in which we compete;
•	our liquidity and working capital requirements;
•	our anticipated strategies for growth;
•	our ability to anticipate market needs, develop new and enhanced solutions to meet those needs, and market acceptance of any new and enhanced solutions;
•	our ability to compete in our industry and innovation by our competitors;
•	our ability to adequately protect our intellectual property and risks we face from organizations that claim we are infringing their intellectual property;
•

our ability to respond to evolving regulatory requirements regarding data protection and privacy, including the European Union’s General Data Protection Regulation and the California Consumer Privacy Act of 2018;

•	the effects of the United Kingdom exiting from the European Union; and
•	our plans to pursue strategic acquisitions and our ability to use the technology we acquire to enhance the products and services we offer to our customers.

We caution you that the foregoing list does not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results and prospects. The outcome of the events described in these forward-looking statements are subject to risks, uncertainties and other factors described in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

Certain amounts and percentages that appear in this Annual Report on Form 10-K have been subject to rounding adjustments. As a result, certain numerical figures shown as totals, including in tables, may not be exact arithmetic aggregations of the figures that precede or follow them.

PART I

Item 1. Business.

Overview

We are a leading global provider of next generation cloud security and risk management services for email and corporate information. Our integrated suite of proprietary cloud services protects customers of all sizes from the significant business and data security risks to which their email and other corporate systems expose them. Our Email Security 3.0 and Cyber Resilience Extension offerings are designed to protect customers from today’s rapidly changing security environment.

The threat landscape and the resulting opportunity for disruption have evolved significantly over the last several years.  Organizations of all sizes are increasingly dependent on digital technology and corporate systems that often extend beyond the perimeter of the organization.  These systems typically do not operate in a stand-alone environment but instead are connected with and rely upon other systems, many of which are outside the control of the organization.  Finally, an everchanging and increasingly complex regulatory environment places significant compliance burdens on organizations and subjects them to harsh penalties in the event of failure. These evolving trends, dependencies, interdependencies and regulatory burdens, have only increased the potential impact of disruption caused by perennial risks, such as malicious action, human error and technological failure.

We developed our proprietary cloud architecture to offer customers a comprehensive cyber resilience strategy. Our Email Security 3.0 strategy addresses threats in three distinct zones: at the email perimeter (Zone 1); inside the network and the organization (Zone 2); and beyond the perimeter (Zone 3).  Our Cyber Resilience Extensions expand resilience to other critical elements of an organization’s digital infrastructure.

Our primary offerings include the following features and functionality:

•

Email security, which provides a critical defense against hackers seeking to capture and exploit valuable organizational information and disrupt business operations. Email is a powerful attack vector and data leak concern.

•	Continuity, which ensures employees can continue using email during unexpected and planned outages.

•

Archiving, which unifies email data to support e-discovery, forensic analysis, and compliance initiatives, while also giving employees fast access to their personal archive, which improves productivity.

•

Awareness training, which addresses security risks associated with the activities of employees by combining effective, modern, and engaging training techniques with predictive analytics.  Employee errors are one of the leading causes of cybersecurity incidents.

•	Web security, which protects against malicious web activity and enables customers to block access to inappropriate websites.

•

DMARC analyzer, which allows our customers to more effectively implement and manage complex domain-based message authentication reporting and conformance, or DMARC, deployments by providing greater visibility and improved governance across all email channels.

•

Brand exploit protection, which provides integrated brand protection that helps prevent attackers from tricking customers and partners with fake websites by detecting brand attacks in their early stages, blocking them before they can launch, and quickly remediating them if they have gone live.

Our historical focus has been email security.  Email is a critical tool for organizations of all sizes. Protecting and managing email has become more complicated due to expanding security and compliance requirements and the rapid increase in both the volume and the importance of the information transmitted via email. Organizations are increasingly at risk from security breaches of sensitive data as sophisticated email-based attacks or data leaks have become far more common than in the past. Additionally, organizations are not just using email for communication. Email archives are used as an active repository of vital corporate information needed to meet compliance and regulatory requirements and ensure employee productivity. As a result, email represents one of the highest concentrations of business risk that organizations face.

Traditional approaches to addressing these risks leave customers managing disparate point products from multiple vendors that are often difficult to use, costly to manage, and difficult to scale; that can fail to fully address advanced threats; and that limit the use of corporate information to enhance productivity. The resulting infrastructure complexity caused by disparate products and legacy architectures also makes it difficult to move more IT workloads to the cloud, which continues to be an increasing priority for organizations of all sizes.

Our offerings are delivered from an easy-to-use single platform, and our integrated services also simplify ongoing management and service deployment. As a result, our customers can decommission the often costly and complex point products and on-premises technology they have traditionally used to address these risks, which also makes it easier for them to move more of their IT workloads to the cloud.

We serve approximately 38,100 customers and protect millions of their employees around the world. Our services scale effectively to meet the needs of customers of all sizes. We sell our services through direct sales efforts and through our channel partners. Our sales model is designed to meet the needs of organizations of all sizes across a wide range of industries and in over 140 countries. For the fiscal years ended March 31, 2020, 2019 and 2018, our revenue was $427.0 million, $340.4 million and $261.9 million, respectively.

Our Growth Strategy

We will continue to invest in our cloud security, data, and risk management services. As more organizations move IT workloads such as email to the cloud, we believe we are well positioned to continue capitalizing on this growing opportunity globally.

Our growth strategy is focused on acquiring new customers, driving revenue growth from our existing customer base, developing our technology and releasing new services, actively investing in our channel partner network, continuing to strategically expand our geographic presence, and pursuing growth and technology through acquisitions.

Our Solutions

Our integrated suite of cloud services is designed to offer true cyber resilience for email and web and delivers comprehensive email risk management beyond the primary mail server. We protect customers and their data from the growing threat of email attacks through malware, spam, data leaks, and advanced threats such as phishing and impersonation attacks. Our continuity services ensure email and corporate information remain available in the event of a primary system failure or scheduled maintenance downtime. We also help organizations securely and cost effectively archive their growing email and file repositories to support employee productivity, compliance, and e-discovery.

Our customers benefit from:

•

Comprehensive Email, Web, and Data Risk Management in a Single, Unified Cloud Service. Our services integrate a range of technologies into a comprehensive service that would otherwise require an array of individual devices or services from multiple vendors.

•

Best-of-Breed Security, Continuity, Awareness Training, and Archiving Services. We believe our customers should not have to compromise on the quality of their email and web security, continuity, archiving or awareness training services in order to benefit from integration.

•

Web Scale Performance for Organizations of All Sizes. Our cloud service is built to address the most demanding scale, performance, and availability requirements of large enterprises through a subscription-based cloud service that also puts these capabilities within reach of small and mid-market organizations. We meet demanding continuity service commitments with data centers that are replicated in each of our primary geographies and operate in active-active mode, enabling fast failover and fail-back as required.

•

Easy to Deploy and Manage. Our service is designed to be easy to deploy. Customers simply route their email traffic through our cloud and can be up and running in a matter of days and sometimes less. We then enable our customers to add or delete new services and manage all security and other policies centrally via a single web-based administration console that significantly simplifies the ongoing management of their email and data environment.

•

Highly Agile and Adaptable Service. We are continually improving our cloud architecture and services. Our common code base and multi-tenant cloud architecture enables us to perform maintenance updates and add new features or products without interruption to our customers. Continuous service development and multi-tenant rapid deployment also allows us to keep pace with emerging threats to protect customers and respond quickly to changing needs.

•

Facilitate the Movement of Additional Critical Workloads to the Cloud. For those customers that want to put more workloads into the cloud, our technology facilitates the migration of email by removing the complexity that has stalled many customers to date. Our interoperability with cloud-based email servers, such as Microsoft® Office® 365®, makes this easier to achieve and helps mitigate remaining concerns about the reliance of single-vendor security, data integrity, and continuity. Our data ingestion offering also allows customers to more easily migrate legacy data into our cloud archive to ensure it is a complete record of current and historic data.

•

Compelling Return on Investment. Our unified, cloud-based services enable our customers to decommission a range of legacy and disparate technologies that support their email server and data environment and recover these costs. We utilize hardware efficiently and share a single instance of operating software, as well as storage and processing hardware, securely across the whole customer base within each data center, allowing us to deliver cloud-scale economic and performance benefits to our customers.

Our Technology

We have developed a native cloud architecture, including our own proprietary software-as-a-service, or SaaS, operating system, known as Mime | OS™, and customer-facing services to address the specific risks and functional limitations of business email and data.

We have a proven record of performing successfully at considerable scale and addressing rapidly growing customer demands. We process approximately 655 million emails per day and manage approximately 386 billion emails in total with our service. We archive approximately 85 petabytes of customer data and add approximately 132 terabytes of customer data per month.

Our Proprietary Native Cloud Architecture— Mime | OS™

We developed our proprietary operating system, Mime | OS™, for native cloud services. Mime | OS™ enables secure multi-tenancy and takes advantage of the cost and performance benefits of using industry-standard hardware and resource sharing specifically for the secure management of email and data. This enables us to provision efficiently and securely across our customer base, minimizing the impact of spare or over-provisioned processing and storage capacity and reducing the cost of providing our services.

Mime | OS™ comprises 20+ microservices that control the hardware, storage, indexing, processing, services, administrator, and user interface layers of our cloud environment. We designed it to enable us to scale our storage, processing, and services to meet large enterprise-level email and data demands, while retaining the cost and performance benefits of a native cloud environment.

Mime | OS™ also streamlines our customer application development and enables strong integration across our services. All of our customer applications and services, except DMARC Analyzer and Brand Exploit Protect, use Mime | OS™ to interact with our data stores and processing technology, as well as interoperate effectively with each other.

Continuous Development Methodology and Multi-Tenancy Advantage

As we enhance and expand our technology, we can update services centrally with little or no intervention required by the customer, as each customer shares the same core operating and application software. Improvements, upgrades, new products or patches are applied once and are available immediately across our whole service to all customers. That means we have only one up-to-date version of our service to maintain and support, as well as a common data store for all customers that simplifies management, support, and product development.

Our commitment to continual improvement in Mime | OS™, our customer applications, and our hardware infrastructure means we are constantly strengthening the performance of our service as we scale. Each week, we roll out upgrades and enhancements centrally that benefit our customers without the need for additional infrastructure investment on their part.

Our Global Data Center Grid and Points of Presence

We operate eight highly available grids in fourteen locations around the world to deliver our services. This gives customers geographic and jurisdictional control over data location, which enables them to address data privacy concerns. Each grid is exclusive to a region and comprises two identical data centers that function in active-active mode in different locations and are built with N+1 resiliency to meet our continuity of service commitments. Because of this redundancy, we can switch operations from one data center to another to maintain our customers’ email and data services in the event of downtime or maintenance for one of the data centers. We have developed a modular approach to provisioning a new data center and can transition among data centers as needed in existing or new geographies.

Each of the above fourteen locations, along with an additional dedicated fifteenth location, also operate as an individual point of presence, or PoP, to deliver our Web Security services. These services are delivered to customers from the geographically closest PoP within their region. In the event of a PoP outage, customers are served from next closest PoP within their region to maintain continuity of service.

We use other third-party cloud hosting providers to support certain of our services, including DMARC Analyzer and Brand Exploit Protect.

Our Services

The offerings within the Mimecast Solution Framework, which include Email Security 3.0 and Cyber Resilience Extensions, including continuity, web security, and archiving, are designed to protect customer data and provide organizations with comprehensive risk management in a single, cloud-based, integrated service, which is licensed on a subscription basis.

Our primary offerings include:

•

Mimecast Email Security 3.0 service protects against the delivery of malware, malicious URLs and attachments, spam, viruses, impersonation attacks, phishing, and spear-phishing attacks, including business email compromise, identity theft, extortion, fraud, and other emerging attacks, while also preventing data leaks and other internal threats. Our Email Security 3.0 offerings also include awareness training, which addresses security risks associated with the activities of employees by combining effective, modern, and engaging training techniques with predictive analytics, DMARC Analyzer, which allows our customers to more effectively implement and manage complex DMARC deployments, and Brand Exploit Protect, which provides integrated brand exploitation protection.

•

Mimecast Mailbox Continuity service ensures employees can continue using email during unexpected and planned outages such as system maintenance, whether their email is managed in the cloud or on-premises.

•

Mimecast Enterprise Information Archiving unifies email data to support e-discovery, forensic analysis, and compliance initiatives, and gives employees fast access to their personal archive via PC, Mac® and mobile apps.

•	Mimecast Web Security service protects against malicious web activity initiated by user action or malware and blocks access to inappropriate websites based on acceptable use policies.

Mimecast Email Security 3.0

Our Email Security 3.0 offering provides a comprehensive form of protection against email attacks by helping customers advance from perimeter email security to a comprehensive, more pervasive discipline. Our approach addresses threats in three distinct zones: at the email perimeter (Zone 1); inside the network and the organization (Zone 2); and beyond the perimeter (Zone 3).

Zone 1: The Perimeter

Mimecast Secure Email Gateway provides a critical defense against hackers seeking to capture and exploit valuable organizational information and disrupt business operations. Our Mimecast Email Security services block spam, malware, malicious URLs, spear-phishing, and defined content from entering or exiting the organization. Further, these services provide administrators granular security and content policy control for inbound and outbound email traffic to help protect against cyber threats and data leaks. Integration into Microsoft Outlook® and via mobile apps provides employees the freedom to be self-sufficient and to manage their quarantines, personal blacklists, and many other aspects of their email security and management. Through our advanced data leak protection and content controls, organizations can prevent the inadvertent or malicious loss of sensitive corporate data. Policies using keywords, pattern matching, file hashes, and dictionaries actively scan all email communications, including file attachments, to stop data leakage and support compliance. Suspect emails can be blocked, quarantined for review by administrators, or sent securely.

We protect inbound and outbound email from malware, spam, advanced persistent threats, email denial of service and distributed denial of service, or DDoS, data leaks, and other security threats.

Inbound email is directed through Mimecast Email Security, which performs comprehensive security checks before the email is delivered to the customer’s email infrastructure. This prevents unwanted email from reaching the customer in the first place and cluttering their infrastructure, unlike on-premises services from competitors. Each day, we monitor approximately 1.2 billion messages and deliver, on average, less than 31% of those messages to the customer.

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

Customers can benefit from the following Mimecast Email Security services:

•

Targeted Threat Protection: Highly sophisticated targeted attacks, including spear-phishing, are using email to successfully infiltrate organizations, exploit users, and steal valuable intellectual property, customer data, and money.

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

•

Impersonation Protect gives instant and comprehensive protection from malware-less social engineering attacks, often called CEO fraud, whaling, impersonation, or business email compromise. Impersonation Protect detects and prevents these types of attacks by identifying combinations of key indicators in an email to determine if the content is likely to be suspicious, even in the absence of a URL or attachment. Impersonation Protect blocks or flags suspicious email by using advanced scanning techniques to identify elements commonly used by criminals, including employee, domain, or reply-to names, and other keywords such as ‘wire transfer,’ ‘tax form’, or ‘urgent.’

Zone 2: Inside the Perimeter

Internal Email Protect, or IEP, allows customers to monitor, detect, and remediate security threats that originate from within their internal email systems. This capability provides for the scanning of attachments, URLs, and content in internally generated email. In addition, IEP includes the ability to automatically remediate infected email from a user’s inbox.

Mimecast Awareness Training allows our customers to address security risks associated with the activities of their employees. Mimecast Awareness Training addresses a customer’s vulnerability to human error by combining effective, modern, and engaging training techniques with predictive analytics. By leveraging advanced risk scoring, customers can deliver personalized training regimens or tailor system permissions and access for individual employees based on risky behavior and the likelihood of being targeted for attack.

Zone 3: Beyond the Perimeter

DMARC Analyzer allows our customers to more effectively implement and manage complex DMARC deployments, providing greater visibility and improved governance across all email channels.

Brand Exploit Protect provides customers with an integrated brand exploitation protection solution that helps prevent attackers from tricking customers and partners with fake websites by detecting brand attacks in their early stages, blocking them before they can launch, and quickly remediating them if they have gone live.

Cyber Resilience Extensions

Mimecast Enterprise Information Archiving

Our cloud archive consolidates into one store all inbound, outbound, and internal email, including attachments in a perpetual, indexed, and secure archive. Using our Mimecast Enterprise Information Archiving service, customers can also incorporate legacy data from additional archives into the same searchable store.

All data is encrypted and preserved within a Write Once Read Many, or WORM, state. Proprietary indexing and retrieval solutions allow customers to search individual mailboxes or the entire corporate archive. Our mobile, tablet, desktop, and web applications ensure that employees can search and make the best use of their entire corporate archive in a fast, reliable, and informative way. Intensive logging services cover the use of the archive, and roles and permissions govern what employees can see in the archive based on their role. Our purpose-built ingestion and export services support rapid high-volume extraction, scrubbing, and loading of significant quantities of data. Our archive solution retains metadata that arises from gateway and continuity operations and we preserve both received and altered variants of emails that pass through our secure email gateway. Retention options for customers range from individual retentions to data retained for an entire customer on a perpetual basis.

Customers can also purchase the following additional services as part of our Mimecast Enterprise Information Archiving offering:

•

Recoverability: Mimecast Sync & Recover, which works with Microsoft Exchange® and Microsoft Office® 365®, offers three key capabilities on top of the built-in tools provided by Mimecast Archiving, including Sync & Recover, Granular Retention Management, and Mailbox Storage, or Stubbing, Management. Sync & Recover delivers rapid and granular recovery of mailboxes, calendar items, and contacts lost through inadvertent or malicious deletion or corruption.

•	Archive Power Tools: This is a series of advanced archiving tools including:
•	Mimecast Storage Management for Exchange: This enables active mailbox size management, so administrators can optimize email system performance, control costs, and support archive policy enforcement.
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
•

Mimecast Compliance Protect: This feature helps customers in highly regulated industries comply with the significant record retention requirements of various regulatory agencies, such as the Securities and Exchange Commission, or the SEC, and the Financial Industry Regulatory Authority, Inc.

Our Mimecast Enterprise Information Archiving service also empowers IT and legal teams with self-service search, case review and legal hold tools to quickly and defensibly perform early case assessments and set case strategy earlier in the litigation process.

As email, file attachments, and associated critical metadata that identifies activity are sent or received, they can be saved in a secure, tamper-proof archive in the Mimecast cloud automatically and indefinitely. Our employee mobile and desktop search tools and administration console then allow for detailed investigation of the archive. Our Mimecast Enterprise Information Archiving service offers secure lifetime storage of email, files, and instant messaging conversations paid for on a per-employee basis and not on a data usage basis. Our search tools make it easy for legal and compliance staff and employees to quickly find data without the need to turn to the IT team. Finally, our archive can also include legacy data that would otherwise be held in additional storage. Using our Legacy Data Migration service, this data can be ingested over-the-wire or via encrypted physical drives sent from the customer to us.

Mimecast Business Continuity

Email continuity protects email and data against the threat of downtime as a result of system failure, natural disasters, planned maintenance, system upgrades, and migrations. Mimecast Mailbox Continuity significantly reduces the cost and complexity of mitigating these risks and provides uninterrupted access to live and historic email and calendar information. During an outage, our service provides real-time inbound, outbound, and internal email delivery. The continuity service can be activated and deactivated directly and instantly from the Mimecast console by administrators for the complete organization or for specific groups affected by limited outages. All outage events are fully logged. We also support email top-up services for customers who have to recover their Microsoft Exchange® environments from backups. The continuity service is capable of reliably and securely supporting customers during short or long-term continuity events. Integration with Microsoft Outlook®, a native app for Mac® users, and a full suite of mobile apps means employees have seamless access to their email in the event of a disruption or outage.

As all customer outbound and inbound email is directed to our servers, if a customer’s primary email service fails, Mimecast Mailbox Continuity takes over the delivery and sending of email in real time or at the request of the administrator, offering immediate fail-over and fail-back. When the primary service is re-established, the customer is reassured that there has been no loss of data and that the archive is maintained.

Mimecast Web Security

As the workplace has changed and the how, when, and where of the way employees work has become increasingly flexible, users want to work anytime, anywhere, and on any device. The global COVID-19 pandemic has only increased the requirement that organizations accommodate a remote work force. As a result, the landscape for how our customers manage risk, from cloud applications and the use of unsanctioned IT systems to guest or public Wi-Fi networks, has become increasingly challenging. Email and the web are the sources of nearly all data security incidents and breaches that occur. Most organizations do not monitor domain name system, or DNS, activity, leaving them vulnerable to this communications path. The Mimecast Web Security service protects against malicious web activity initiated by user action or malware, ransomware and other malicious software, and blocks access to inappropriate websites, based on business polices. Our Mimecast Web Security Service adds strong security at the DNS layer of the web and is easy to implement and manage. When combined with the Mimecast Secure Email Gateway, organizations can use a single, cloud-based service that protects against the two dominant cyberattack vectors: email and the web. The combined solution is also built to leverage each customer’s existing configurations for directory synchronization, branding, role-based access control, and other core platform features to help reduce both set-up time and maintenance.

When a user makes a request for a web-based resource (typically in a browser) by clicking a link or typing in an address, that request is then forwarded to the service for resolution and inspection or filtering. The service applies the customer’s acceptable use controls, as well as any bypass exceptions, and evaluates the site’s classification to determine if the site is safe or unsafe. Access to unsafe web resources is blocked, and the user is notified via a block page. Access to safe web resources is immediately allowed, with the IP address of the requested site being returned to the user’s browser so the content can be accessed. Access logs and associated reports generated by the service are available for review by a system administrator with the appropriate privileges.

Mimecast Secure Messaging

Email containing sensitive or confidential information requires appropriate security and control to prevent inadvertent or deliberate data leaks and to protect the information while in transit. Mimecast Secure Messaging is a secure and private channel to share sensitive information with external contacts via email without the need for additional client or desktop software. Sensitive information is kept within our cloud service, strengthening information security, data governance, and compliance without the added IT overhead and complexity of traditional email secure messaging or encryption solutions.

Mimecast Privacy Pack

Mimecast’s Privacy Pack and Data Loss Prevention, or DLP, capabilities allow customers to set DLP policies at the gateway to help prevent breaches and protect against data exfiltration transmissions, while also applying policies inside an organization to help prevent careless, compromised, or malicious employees from sending information to people who should not receive it. Customers can also better support compliance efforts and enforce policies with our managed DLP dictionaries that identify key words related to such topics as protected health information under the Health Insurance Portability and Accountability Act of 1996, personally identifiable information, Payment Card Industry data security standards, and profanity.

Mimecast Large File Send

Employees can create security and compliance risks when they turn to file sharing services to overcome email size limits imposed by their email infrastructure. Mimecast Large File Send enables PC and Mac® users to send and receive large files directly from Microsoft Outlook® or a native Mac® app. It protects attachments in line with customer security and content policies by (i) using encryption, optional access keys, and custom expiration dates; (ii) supporting audit, e-discovery, and compliance by archiving all files and notifications according to email retention policies; and (iii) protecting email system performance from the burden of large file traffic.

Threat Intelligence and APIs

Our Threat Intelligence Dashboard displays cyber threat data specific to an organization by identifying users who pose the greatest cyber risk, providing recently observed indicators of exploitation, and showing detailed information about detected malware, including origins by region. This threat intelligence data is used to enhance our Email Security 3.0 protections across all three zones.  Our library of application programming interfaces, or APIs, enables integrations with third-party tools to further enhance the cyber threat information available through the dashboard.

Service Bundles

Many of our customers take advantage of the ability to combine our services and capabilities into a unified service managed from a single administration console. Most customers purchase bundles from the outset, but some prefer to start with specific packages, then upgrade to additional products over time. Our service range continues to respond to the changing threat landscape and reflect customers’ requests for combinations of services across advanced security. Service bundles offer different combinations of core email and web security, continuity, archiving, awareness training and brand protection beyond the traditional security perimeter.

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

Sales and Marketing

Our sales and marketing teams work together to build a strong sales pipeline, cultivate and retain customers, and drive market awareness of our current and future products and services.

Sales

We sell our services through direct sales efforts and through our channel partners. Our sales model is designed to meet the needs of organizations of all sizes across a wide range of industries and in over 140 countries. Our sales team is based in offices in Boston, Chicago, Dallas, and San Francisco, United States; London, United Kingdom; Johannesburg and Cape Town, South Africa; Melbourne and Sydney, Australia; Amsterdam, the Netherlands; Dubai, UAE; and Munich, Germany. We maintain a highly-trained sales force of approximately 510 employees as of March 31, 2020, which is responsible for acquiring and developing new business.

We also have an experienced sales team focused on developing and strengthening our channel partner relationships. Many organizations work with third-party IT channel partners to meet their security, IT, and cloud service needs, so we have formed relationships with a variety of the leading partners to target large enterprises, mid-market, and small organizations. For large enterprises, we work with international partners including CDW and Dimension Data. In the mid-market, we work with leading national partners, including Softchoice, SHI, CDW, and Softcat. The small business market is primarily served by the reseller community and by managed service providers, who typically provide or host email services.

Sales to our channel partners are generally subject to our standard, non-exclusive channel partner agreement, meaning our channel partners may offer customers the products of several different companies. These agreements are generally for a term of one year with a one-year renewal term and can be terminated by us or the channel partner. Payment to us from the channel partner is typically due within 30 calendar days of the date we issue an invoice for such sales. In our fiscal year ended March 31, 2020, while no individual channel partner accounted for 10% or more of our revenue, in the aggregate, our channel partners accounted for 75% of our revenue. We expect that sales to channel partners will continue to account for a substantial portion of our revenue for the foreseeable future.

Our sales cycle varies by size and sophistication of customer, the number of products purchased and the complexity of the project, ranging from several days for incremental sales to existing customers, to many months for sales to new customers or for large deployments with enterprise customers.

We plan to continue to invest in our sales organization to take advantage of a large market opportunity through both the growth of our direct sales organization and investment in our channel partners.

Marketing

Our marketing strategy is designed to meet the specific needs of each of our customer segments. We are focused on building the Mimecast brand and product awareness, increasing customer adoption of our products, communicating the advantages of our solution and its benefit to organizations, and generating leads for our channel partners and direct sales force. We also invest in public relations and thought leadership content to build our overall brand and visibility. We execute our marketing strategy by using a combination of internal marketing professionals and a network of global channel partners. We invest in field, channel, product and brand marketing, digital marketing, virtual conferences, and web-based seminar campaigns targeting key decision makers within our target customers. We additionally offer free trials and email security risk assessments, known as Email Security Risk Assessments, which provides prospective customers the ability to identify and understand the gaps in their existing email security strategy.

Customer Service and Support

We maintain our strong customer retention rate through the strength and quality of our products, our commitment to our customers’ success, and our award-winning global Customer Success and Support teams, which consist of approximately 380 employees dedicated to ensuring a superior experience for our customers. For each of the fiscal years ended March 31, 2020, 2019 and 2018, our customer retention rate has been consistently greater than 90%. We calculate our annual customer retention rate as the percentage of paying customers on the last day of the prior year who remain paying customers on the last day of the current year. We have designed a comprehensive monitoring methodology that measures and evaluates the interactions we have with our customers, from sales and on-boarding to support and renewal.

Our Legacy Data Migration service helps solve the problems customers face when extracting data and getting it into the right format for importing to the cloud, which can be expensive, time-consuming, and require interactions with multiple vendors. In addition, we offer a full range of support services to our global customer base, including comprehensive online resources and email support with no outsourcing of support or account management to third parties. Our comprehensive education and consultancy offerings include administrator training and certification, end-user training, and e-discovery training for compliance teams, all of which are available in-person and online. Beyond customer support and training, we also provide a range of services that are designed to provide additional enablement to customers who require it, especially larger enterprises with more complex email infrastructure and legacy data.

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

Customers

As of March 31, 2020, we had approximately 38,100 customers and protected millions of their employees in over 140 countries. Our diverse global footprint is evidenced by the fact that in the fiscal year ended March 31, 2020, we generated 51% of our revenue from the United States, 29% from the United Kingdom, 12% from South Africa, and 8% from the rest of the world. Our customers range from large enterprises with over 500,000 employees to small organizations with less than 50 employees and represent a diverse set of industries. For example, in the fiscal year ended March 31, 2020, we generated 14% of our revenue from customers in the professional, scientific and technical services industry, 13% from customers in the finance and insurance industry, 9% from customers in the legal services industry, and 9% from customers in the manufacturing industry. Our business is not dependent on any single customer. No single customer represented more than 1% of our annual revenue in the fiscal years ended March 31, 2020, 2019 or 2018. See Item 6, “Selected Financial Data” in this Annual Report on Form 10-K for our definition of “customer.”

Research and Development

Our engineering, operations, product, and development teams work together to enhance our existing products, technology infrastructure, and the underlying Mime | OS™ cloud architecture, as well as develop our new product pipeline. Our research and development and product management teams interact with our customers and partners to address emerging market needs, counter developing threats, and drive innovation in risk management and data protection. We operate a continuous delivery model for improvements to our infrastructure and products to ensure customers benefit from regular updates in protection and functionality without the need for significant intervention on their part. Our research and development and product management efforts give prominence to services that enhance our unification commitment and allow customers to displace point solutions or on-premises products.

Intellectual Property

Our success is dependent, in part, on our ability to protect our proprietary technologies and other intellectual property rights. We primarily rely on a combination of trade secrets, copyrights, and trademarks, as well as contractual protections, to establish and protect our intellectual property rights. As of March 31, 2020, we had 18 patents issued and 13 patent applications pending in the United States. We also have 5 patents issued in non-U.S. jurisdictions. We intend to pursue additional patent protection to the extent that we believe it would be beneficial and cost effective.

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

In addition to the protection provided by our intellectual property rights, as part of our confidentiality procedures, all of our employees and independent contractors are required to sign agreements acknowledging that all inventions, trade secrets, works of authorship, developments, and other processes generated by them on our behalf are our property, and they assign to us any ownership that they may claim in those works. We also generally enter into confidentiality agreements with our employees, consultants, partners, vendors, and customers, and generally limit access to and distribution of our proprietary information.

Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Some contractual restrictions protecting against unauthorized use, copying, transfer, and disclosures of our products may be unenforceable under the laws of certain jurisdictions and foreign countries. In addition, the laws of some countries do not protect proprietary rights to as great of an extent as the laws of the United States, and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the United States. Our exposure to unauthorized copying and use of our products and misappropriation of our proprietary information may increase as a result of our foreign operations.

We expect that software and other solutions in our industry may be increasingly subject to third-party infringement claims as the number of competitors grow and the functionality of products in different industry segments overlaps. Moreover, many of our competitors and other industry participants have been issued patents, or filed patent applications, and have asserted claims and related litigation regarding patent and other intellectual property rights. Third parties, including non-practicing patent entities, have from time to time claimed, are claiming, and could claim in the future, that our technologies infringe patents they now hold or might obtain or be issued in the future. See Part I, Item 1A, “Risk Factors — We are currently being sued, have been sued in the past and may in the future be sued by third parties for alleged infringement of their proprietary rights” and Part I, Item 3, “Legal Proceedings” in this Annual Report on Form 10-K.

Competition

Our market is large, highly competitive, fragmented, and subject to rapidly evolving technology and security threats, shifting customer needs, and frequent introductions of new products and services. We do not believe that any specific competitor offers the fully unified service and integrated technology that we do. However, we do compete with companies that offer products that target email, web and data security, awareness training, continuity, archiving, DMARC reporting, and digital brand protection, as well as large providers such as Google Inc. and Microsoft Corporation, who offer functions and tools as part of their core mailbox services that may be, or be perceived to be, similar to our offerings.

Our current and potential future competitors include:

•	Security: Barracuda Networks, Inc., Google, Microsoft Exchange Online Protection, Proofpoint, Inc., Symantec Corporation, Agari Data, Inc., and Cisco Systems Inc.;
•	Archiving: Dell EMC, Microsoft Office® 365®, Proofpoint, Inc., Veritas Technologies LLC, Smarsh Inc., and Barracuda;
•	Awareness Training: KnowBe4, Inc., Cofense Inc., and Wombat Security, a division of Proofpoint, Inc.;
•	Web security: Cisco, Webroot Inc., TitanHQ’s Webtitan, SafeDNS, Inc., Akamai Technologies, Inc, Infoblox Inc., Forcepoint LLC, Trustwave Holdings, Inc., and Zscaler, Inc.;
•	DMARC reporting: Agari, Valimail Inc., dmarcian, Inc., Ondemarc by Redsift Limited, and ReturnPath’s email fraud protection, a division of Proofpoint, Inc.; and
•	Digital brand protection: RSA Security LLC, a division of Dell EMC, RiskIQ, Inc., and MarkMonitor Inc.

Some of our current and future competitors may have certain competitive advantages such as greater name recognition, longer operating history, larger market share, larger existing user base, and greater financial, technical, and other resources. Some competitors may be able to devote greater resources to the development, promotion, and sale of their products than we can to ours, which could allow them to respond more quickly than we can to new technologies, threats, and changes in customer needs. We cannot provide any assurance that our competitors will not offer or develop products or services that are superior to ours or achieve greater market acceptance.

The principal competitive factors in our market include, but are not limited to:

•	reliability and effectiveness in protecting, detecting, and responding to cyberattacks;
•	scalability and multi-tenancy of our system;
•	breadth and unification of our services;
•	cloud-only delivery;
•	total cost of ownership;
•	speed, availability, and reliability;
•	integration into office productivity, desktop, and mobile tools;
•	speed at which our services can be deployed;
•	ease of user experience for IT administrators and employees; and
•	superior customer service and commitment to customer success.

We believe that we compete favorably based on these factors. Our ability to remain competitive will depend to a great extent upon our ongoing performance in the areas of product and cloud architecture development, core technical innovation, channel management, and customer support.

Employees

As of March 31, 2020, we had 1,800 employees and subcontractors, including 718 in sales and marketing, 408 in research and development, 384 in services and support and 290 in general and administrative. While we have operations in the United Kingdom, the United States, South Africa, Australia, Germany, and Israel, most of our employees are based in the United Kingdom and the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have never experienced a strike or similar work stoppage, and we consider our relations with our employees to be good.

Corporate Information

Mimecast Limited was incorporated under the laws of the Bailiwick of Jersey with company number 119119 on July 28, 2015 as a public company limited by shares. On November 4, 2015, Mimecast Limited became the holding company of Mimecast UK Limited, a private limited company incorporated in 2003 under the laws of England and Wales and its subsidiaries by way of a share-for-share exchange in which the shareholders of Mimecast UK Limited exchanged their shares in Mimecast UK Limited for an identical number of shares of the same class in Mimecast Limited. Following the exchange, the historical consolidated financial statements of Mimecast UK Limited became the historical consolidated financial statements of Mimecast Limited. Mimecast Limited has 13 subsidiaries.  Our principal operating companies are Mimecast UK Limited, a company organized under the laws of England and Wales; Mimecast Services Ltd., a company organized under the laws of England and Wales; Mimecast North America, Inc., a Delaware, United States corporation; Mimecast South Africa (Pty) Ltd., a South African corporation; Mimecast Australia Pty. Ltd., an Australian corporation; and Mimecast Germany GmbH, a German corporation, each of which is a wholly-owned subsidiary of Mimecast Limited. Our principal executive office is located at 1 Finsbury Avenue, London, EC2M 2PF, United Kingdom.

Our ordinary shares are traded on The Nasdaq Global Select Market under the symbol “MIME.”

Geographic Information

For financial reporting purposes, total revenue, and property and equipment, net attributable to geographic areas are presented in Note 16, “Segment and Geographic Information”, to the consolidated financial statements, included elsewhere in this Annual Report on Form 10-K.

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

Risks Related to Our Business and Our Industry

The global COVID-19 pandemic, including the related containment efforts, has had, and we expect will continue to have, certain negative impacts on our business and operations, and we are unable to predict with certainty the extent to which it may continue to adversely affect our business, results of operations and financial condition.

In December 2019, a novel strain of coronavirus, or COVID-19, was reported to have surfaced in Wuhan, China. As of May 2020, COVID-19 has spread to Europe, the United States and most other countries, and has been declared a pandemic by the World Health Organization. The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including global government-imposed quarantines, stay-at-home orders, travel restrictions, mandated business closures and other public health safety measures. Such containment efforts have caused significant societal and economic disruption worldwide, including in all of the regions in which we operate our business and sell our products and services. To date, we have taken a number of actions as a result of the COVID-19 pandemic. Our actions include, among others: (i) a decision to close all of our global offices, including our global headquarters in London, United Kingdom, and the resulting shift to a virtual work environment where all of our employees, including our global sales and customer support staff, are working remotely; (ii) a decision to limit and then ultimately ban all non-essential travel, including international travel; (iii) a decision to cancel or shift to virtual-only certain customer, industry and employee events; and (iv) the establishment of an employee support fund, funded in part by executive and employee donations, to offset the impact of the pandemic on our more vulnerable employees. The expected duration of these actions is uncertain, and we expect that the transition back to normal operations will take time, perhaps several months. We believe that the COVID-19 pandemic has negatively impacted and will continue to negatively impact our business and results of operations in a number of ways, including (i) an impact on the demand for our products and services caused by a decline in the rate of IT spending and a delay in purchasing decisions as IT and security staff focus on addressing the disruption to their businesses, which will impact sales to prospects and existing customers and increase customer attrition, (ii) restrictions on our global sales and marketing operations, including eliminating in-person sales activities, (iii) our employees’ ability to perform necessary business functions, including as a result of illness, family illness and general economic hardship, or as a result of restrictions on movement, including the necessity of working from home for an extended period, (iv) customers seeking extended payment terms or declaring bankruptcy or seeking to liquidate making collectability of accounts receivables difficult or impossible, (v) a disruption to our supply chain, particularly as it relates to hardware needed to expand existing data centers and planned data centers, (vi) continued currency volatility, and (vii) an increased risk of information or cybersecurity incidents and a failure to maintain the uninterrupted operation of our information systems due to, among other things, an increase in remote work. In addition, governmental authorities both in the United States and in Europe have adopted or proposed measures to provide economic assistance to businesses, to stabilize the markets and to support economic stability.  The future success of these measures is unknown, and they may not be sufficient to mitigate the negative impact of the global COVID-19 pandemic. We have been closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our operations and the operations of our customers, suppliers, vendors and business partners, and may take further precautionary and preemptive actions as may be required by government authorities.

Any of the negative impacts of the global COVID-19 pandemic, including those described above, alone or in combination with others, may have a material adverse effect on our results of operations and financial condition. The extent to which the global COVID-19 pandemic will continue to adversely affect our business and results of operations will depend on numerous evolving factors and future developments that we are not able to predict, including the duration, spread and severity of the outbreak, including the potential that there could be recurring outbreaks in the future, the nature and effectiveness of containment measures, the effect on the economy, unemployment, and IT and security spending in particular, and how quickly and to what extent normal economic and business operations can resume. Because our services are offered on a subscription basis, the effect of the pandemic may not be fully reflected in our operating results until future periods. If the global COVID-19 pandemic is prolonged, it could amplify the negative impacts on our business and results of operations, and may also heighten many of the other risks, including risk factors, described in this section and elsewhere in this Annual Report on Form 10-K. It is also possible that any adverse impacts of the pandemic and containment measures may continue once the pandemic is controlled and the containment measures are lifted.

If we are unable to attract new customers and retain existing customers, our business and results of operations will be affected adversely.

To succeed, we must continue to attract new customers and retain existing customers who desire to use our existing security, continuity and archiving offerings and new products we introduce from time to time. Acquiring new customers is a key element of our continued success, growth opportunity and future revenue. We will continue to invest in a direct sales force combined with a focused channel strategy designed to serve the various requirements of small, mid-market and large enterprises and to bring new customers onto our cloud architecture. Any failures by us to execute in these areas will negatively impact our business.  The rate at which new and existing customers purchase our products depends on a number of factors, including those outside of our control. For example, a deterioration in macroeconomic conditions in the markets we operate in as a result of the global COVID-19 pandemic or for other reasons could have a negative impact on our customers, which could adversely impact our ability to attract new customers and retain existing customers.  In the past, negative macroeconomic conditions resulted in reductions in demand for IT-related capital spending generally and security solutions specifically, particularly in the financial services, legal and other industries that we target. Also, in the fiscal year ended March 31, 2017, we benefited from the decision by Intel Corporation to end-of-life its McAfee MX Logic email protection product.  Our future success also depends on retaining our current customers at acceptable retention levels. Our retention rates may decline or fluctuate as a result of a number of factors, some of which may be outside our control, including competition, customers’ budgeting and spending priorities, and overall general economic conditions in the geographic regions in which we operate. For example, the impact of the COVID-19 pandemic on the current economic environment has caused, and may in the future cause, such customers to request concessions including extended payment terms or better pricing. Customers may delay or cancel information technology projects or seek to lower their costs by renegotiating existing vendor contracts. If our customers do not renew their subscriptions for our products and services, our revenue would decline and our business would suffer. In future periods, our total customers and revenue could decline or grow more slowly than we expect.

If we are unable to sell additional services, features and products to our existing customers, our future revenue and operating results will be harmed.

A significant portion of our revenue growth is generated from sales of additional services, features and products to existing customers. Our future success depends, in part, on our ability to continue to sell such additional services, features and products to our existing customers. We devote significant efforts to developing, marketing and selling additional services, features and products and associated support services to existing customers and rely on these efforts for a portion of our revenue. These efforts require a significant investment in building and maintaining customer relationships, as well as significant research and development efforts in order to provide upgrades and launch new services, features and products. The rate at which our existing customers purchase additional services, features and products depends on a number of factors, including the perceived need for additional security, continuity and archiving services, the efficacy of our current services, the perceived utility and efficacy of our new offerings, our customers’ IT budgets and general economic conditions in the geographic regions in which we operate, which may be impacted by the economic uncertainty resulting from the global COVID-19 pandemic. If our efforts to sell additional services, features and products to our customers are not successful, our future revenues and operating results will be harmed.

Our business depends substantially on customers renewing their subscriptions with us and a decline in our customer renewals would harm our future operating results.

In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions with us when the existing subscription term expires. Although the majority of our customer contracts include auto-renew provisions, our customers have no obligation to renew their subscriptions upon expiration, and we cannot provide assurance that customers will renew subscriptions at the same or higher level of service, if at all, particularly given the economic uncertainty resulting from the global COVID-19 pandemic. For each of the fiscal years ended March 31, 2020, 2019 and 2018, our customer retention rate has been consistently greater than 90%. We calculate customer retention rate as the percentage of paying customers on the last day of the relevant period in the prior year who remain paying customers on the last day of the relevant period in the current year. The rate of customer renewals may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction or dissatisfaction with our solutions, outages impacting our service, the effectiveness of our customer support services, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, or reductions in our customers’ spending levels or general economic conditions in the geographic regions in which we operate. If our customers do not renew their subscriptions, or renew on less favorable terms, our revenue may decline, and we may not realize improved operating results from our customer base.

The markets in which we participate are highly competitive, with several large established competitors, and our failure to compete successfully would make it difficult for us to add and retain customers and would reduce or impede the growth of our business.

Our market is large, highly competitive, fragmented and subject to rapidly evolving technology, shifting customer needs and frequent introductions of new products and services. We currently compete with companies that offer products that target email, web and data security, awareness training, continuity, archiving, DMARC reporting, and digital brand protection, as well as large providers such as Google Inc. and Microsoft Corporation, which offer functions and tools as part of their core mailbox services that may be, or be perceived to be, similar to ours.

Our current and potential future competitors include:

•	Security: Barracuda Networks, Inc., Google, Microsoft Exchange Online Protection, Proofpoint, Inc., Symantec Corporation, Agari Data, Inc., and Cisco Systems Inc.;
•	Archiving: Dell EMC, Microsoft Office® 365®, Proofpoint, Inc., Veritas Technologies LLC, Smarsh Inc., and Barracuda;
•	Awareness training: KnowBe4, Inc., Cofense Inc., and Wombat Security, a division of Proofpoint, Inc.;
•	Web security: Cisco, Webroot Inc., TitanHQ’s Webtitan, SafeDNS, Inc., Akamai Technologies, Inc, Infoblox Inc., Forcepoint LLC, Trustwave Holdings, Inc., and Zscaler, Inc.;
•	DMARC reporting: Agari, Valimail Inc., dmarcian, Inc., Ondemarc by Redsift Limited, and ReturnPath’s email fraud protection, a division of Proofpoint, Inc.; and
•	Digital brand protection: RSA Security LLC, a division of Dell EMC, RiskIQ, Inc., and MarkMonitor Inc.

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

Acquiring new customers and expanding sales to existing customers will depend to a significant extent on our ability to expand our sales and marketing operations. We generate approximately one-fourth of our revenue from direct sales and we expect to continue to rely on our sales force to obtain new customers and grow revenue from our existing customer base. We expect to expand our global sales force, and we face a number of challenges in achieving our hiring goals. For instance, there is significant competition for sales personnel, including sales engineers, with the sales skills and technical knowledge that we require. In addition, training and integrating a large number of sales and marketing personnel in a short period of time requires the allocation of significant internal resources. Our ability to achieve projected growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel, all of which may be negatively impacted by the global COVID-19 pandemic. We invest significant time and resources in training new sales personnel to understand our solutions. In general, new hires require significant training and substantial experience before becoming productive. Our recent hires and planned hires may not become as productive as we require, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we currently operate or where we seek to conduct business. Our growth may be materially and adversely impacted if the efforts to expand our sales and marketing capabilities are not successful or if they do not generate a sufficient increase in revenue.

Data security and integrity are critically important to our business, and breaches of our information and technology networks and unauthorized access to a customer’s data could harm our business and operating results.

We have experienced, and will continue to experience, cyberattacks and other malicious internet-based activity, which continue to increase in sophistication, frequency and magnitude. Because our services involve the storage of large amounts of our customers’ sensitive and proprietary information, solutions to protect that information from cyberattacks and other threats, data security and integrity are critically important to our business. Also, as more of our customers move to working remotely for extended periods of time during the global COVID-19 pandemic we expect there will be an increased amount of sensitive and proprietary information that is stored in our solutions, which increases the exposure and risk of cyberattacks and other malicious internet-based activity. Despite all of our efforts to protect this information, we cannot provide assurance that systems that access our services and databases will not be compromised or disrupted, whether as a result of criminal conduct, DDoS, attacks, such as the significant attack we experienced in September 2015, or other advanced persistent attacks by malicious actors, including hackers, state-backed hackers and cybercriminals, breaches due to employee error or malfeasance, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, hardware and software errors by the vendors we rely upon, telecommunication or utility failures or natural disasters or other catastrophic events. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. Though it is difficult to determine what harm may directly result from any specific interruption or breach, unauthorized access to or disclosure of confidential information, disruption, including DDoS attacks, or the perception that the confidential information of our customers is not secure, any of these events could result in (i) a material loss of business and revenue, (ii) significant remediation costs such as liability for stolen assets or information and repairs of system damage, (iii) substantial legal liability and legal risks, including regulatory actions by state and federal governmental authorities and non-U.S. authorities, (iv) significant harm to our reputation, (v) increased cybersecurity protection costs and insurance premiums and (vi) damage to our competitiveness. Further, any mandatory regulatory disclosures regarding a security breach, unauthorized access to or disclosure of confidential information often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures.

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

Laws and regulations related to the provision of services on the internet are increasing, as federal, state and foreign governments continue to adopt new laws and regulations addressing data privacy and the collection, processing, storage and use of personal information. For example, in the United States, these include laws and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Graham-Leach-Bliley Act of 1999, and state breach notification and data privacy laws, as well as regulator enforcement positions and expectations reflected in federal and state regulatory actions, settlements, consent decrees and guidance documents. On June 28, 2018, the State of California enacted the California Consumer Privacy Act of 2018, or CCPA, which became effective on January 1, 2020. The CCPA governs the collection, sale and use of California consumers’ (i.e., California residents’) personal information (as that term is broadly defined by the CCPA), and it has significant impacts on businesses’ handling of personal information and existing privacy policies and procedures. The CCPA gives California consumers expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation.  The CCPA, as well as data privacy laws that have been proposed in other U.S. states, may limit our ability to use, process and store certain data, which may decrease adoption of our services, increase our costs for compliance, and harm our business, financial condition, cash flows and results of operations. In addition, the CCPA may subject us to regulatory fines by the State of California, individual claims, and increased commercial liabilities. Internationally, virtually every jurisdiction in which we operate has established its own data security, data protection and privacy legal frameworks with which we, or our customers, must comply, including the European Union General Data Protection Regulation, or GDPR. The GDPR applies to any company established in the European Union as well as to those outside the European Union if they collect and use personal data in connection with the offering of goods or services to individuals in the European Union or the monitoring of their behavior. The GDPR has enhanced data protection obligations for controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and has created onerous new obligations and liabilities on service providers or data processors. Under GDPR, fines of up to 20,000,000 Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, may be imposed. Moreover, data subjects can claim damages resulting from violations of the GDPR. The GDPR further grants non-profit organizations the right to bring claims on behalf of data subjects. In addition, further to the United Kingdom’s exit from the European Union on January 31, 2020, the GDPR will continue to apply in the United Kingdom until the end of the transition period on December 31, 2020. Unless the transition period is extended, as of January 1, 2021, the GDPR will be brought into UK law as the ‘UK GDPR’, but there may be further developments about the regulation that may impact certain issues such as data transfers between the United Kingdom and the European Union.  We may be required to take steps to ensure the lawfulness of our data transfers, particularly if by the end of the transition period the European Union Commission has not made an adequacy decision regarding the United Kingdom’s data protection regime.

Given the breadth and depth of changes in data protection obligations, complying with its requirements has caused us to expend significant resources and such expenditures are likely to continue into the future as we respond to new interpretations and enforcement actions and as we continue to negotiate data processing agreements with our customers and business partners.

To facilitate and legitimize the transfer of both customer and personnel data from the European Union and the United Kingdom to the United States, in the past we have relied on the EU-U.S. Safe Harbor Framework, which required U.S.-based companies to provide assurance that they were adhering to relevant European standards for data protection. In October 2015, the Court of Justice of the European Union invalidated the EU-U.S. Safe Harbor Framework. In February 2016, the U.S. and European Union announced agreement on a new framework for transatlantic data flows entitled the EU-U.S. Privacy Shield and on July 12, 2016, the European Commission deemed the EU-U.S. Privacy Shield Framework adequate to enable data transfers under European Union law. On January 12, 2017, the Swiss Government approved the Swiss-U.S. Privacy Shield Framework as a valid legal mechanism to comply with Swiss data protection requirements when transferring personal data from Switzerland to the United States.  We are currently certified under the EU-US and the Swiss-US Privacy Shield frameworks. However, the Privacy Shield continues to be subject to legal challenges and, as a result, there is some uncertainty regarding its future validity and our ability to rely on it for European to US data transfers.  If the Privacy Shield is ultimately invalidated, we will be required to identify and implement alternative solutions to ensure that we are in compliance with European data transfer requirements.  If we fail to comply fully with European privacy laws, European Union data protection authorities might impose upon us a number of different sanctions, including fines and restrictions on transfers.

Given the nature of our business and the types of information our customers store on our systems and the global reach of our business, including our operations in the U.S., our corporate headquarters in London, United Kingdom, our German operations and our customers throughout the rest of Europe, evolving data privacy and data protection laws and regulations in the U.S., the United Kingdom and the European Union and elsewhere may significantly impact our business.

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

Our business and results of operations may be negatively impacted by the United Kingdom’s withdrawal from the European Union

In June 2016, the United Kingdom held a referendum in which a majority of voters approved an exit from the European Union, or Brexit. After nearly three years of negotiation and political and economic uncertainty, the United Kingdom’s withdrawal from the European Union became effective on January 31, 2020. Under the terms of the withdrawal agreement, the United Kingdom and the European Union will continue to negotiate the terms of trade and other matters during a transition period that will end on December 31, 2020.  Negotiations between the United Kingdom and the European Union are expected to continue in relation to the customs and trading relationship between the United Kingdom and the European Union following the expiration of the Brexit transition period. During the Brexit transition period, the United Kingdom will continue to be subject to the laws and obligations applicable to all European Union members, including laws related to trade and data privacy.  As a result, there still remains considerable uncertainty regarding the ultimate terms of the withdrawal. Brexit, including developments that occur during the Brexit transition period, may affect our results of operations in a number of ways, including increasing currency exchange risk and disruptions in trade and the free movement of goods and services to and from the United Kingdom, generating instability in the global financial markets or negatively impacting the economies of the United Kingdom and Europe.  In addition, because of our significant presence in the United Kingdom, it is possible that Brexit may impact some or all of our current operations.  For example, some of our European customers that are not based in the United Kingdom may require that we move their data from our United Kingdom data centers to our data centers based in Germany.  Brexit may also impact our ability to freely move employees from our London headquarters to our other locations in Europe. The long-term effects of Brexit will depend in part on any agreements the United Kingdom makes to retain access to markets in the European Union during the Brexit transition period.  We expect that Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replicate or replace, including those related to data privacy as described above.  Any of these effects of Brexit, and others we cannot anticipate, could negatively impact our business and results of operations.

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

In order to grow our business, we anticipate that we will continue to depend on our relationships with our channel partners who we rely on, in addition to our direct sales force, to sell and support our services. In our fiscal year ended March 31, 2020, while no individual channel partner accounted for 10% or more of our revenue, in the aggregate, our channel partners accounted for 75% of our revenue. We expect that sales to channel partners will continue to account for a substantial portion of our revenue for the foreseeable future. We utilize channel partners to efficiently increase the scale of our marketing and sales efforts, increasing our market penetration to customers which we otherwise might not reach on our own. Our ability to achieve revenue growth in the future will depend, in part, on our success in maintaining successful relationships with our channel partners.

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

As part of our business growth strategy and in order to remain competitive, we may acquire, or make investments in, complementary companies, products or technologies. Since fiscal 2017, we have completed several acquisitions. Notwithstanding these acquisitions, our acquisition experience to date remains relatively limited, and as a result, our ability as an organization to acquire and integrate other companies, products or technologies, particularly when the acquired entities are located in geographies where we have not previously done business, in a successful manner is unproven. We may not be able to find suitable acquisition targets, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by our customers, analysts and investors. In addition, if we are unsuccessful at integrating such acquisitions or the technologies associated with such acquisitions, our revenue and results of operations could be adversely affected. We may only be able to conduct limited due diligence on an acquired company’s technology, products and operations. Following an acquisition, we may be subject to liabilities arising from an acquired company’s past or present technology, product and operations, including liabilities related to data security and privacy of customer data and infringement of the intellectual property rights of others, and these liabilities may be greater than the warranty and indemnity limitations that we negotiate. Any liability that is greater than these warranty and indemnity limitations could have a negative impact on our financial condition. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquired business, including accounting charges. We may have to pay cash, incur additional debt, or issue equity securities to pay for any such acquisitions, each of which could adversely affect our financial condition or the value of our ordinary shares. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our shareholders. The incurrence of additional indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. See risk factors – “The terms of our Credit Agreement require us to comply with certain financial covenants and impose restrictions on our business and operations, which creates default risks and reduces our flexibility” below.

In addition, as of March 31, 2020, we had $188.9 million in goodwill and intangible assets, net of accumulated amortization, recorded on our balance sheet as a result of our recent acquisitions. We will incur expenses related to the amortization of intangible assets and we may in the future need to incur charges with respect to the impairment of goodwill or intangible assets, which could adversely affect our operating results.

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

We generally recognize subscription revenue from customers ratably on a straight-line basis over the terms of their subscription agreements, which are typically one year in duration. As a result, most of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscription agreements entered into during the previous fiscal year or quarter. Consequently, a decline in new or renewed subscriptions with yearly terms in any one quarter may have a small impact on our operating revenue results for that quarter. However, such decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services, resulting from the impact of the global COVID-19 pandemic or otherwise, and potential changes in our pricing policies, rate of expansion or retention rate may not be fully reflected in our operating results until future periods. Shifts in the mix of annual versus monthly subscription billings may also make it difficult to assess our business. We may also be unable to reduce our cost structure in line with a significant deterioration in sales. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the life of the agreement with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers is recognized over the applicable subscription term.

We have incurred net losses in the past, and we may not be able to achieve or sustain profitability for the foreseeable future.

We have incurred net losses in each of our fiscal years since our inception in 2003 up through our fiscal year ended March 31, 2020, with the exception of our fiscal year ended March 31, 2015, in which we generated net income of $0.3 million. In our fiscal years ended March 31, 2020, 2019 and 2018, we incurred a net loss of $2.2 million, $7.0 million and $12.4 million, respectively. As of March 31, 2020, we had an accumulated deficit of $83.7 million. We have been growing rapidly, and, as we do so, we incur significant sales and marketing, support and other related expenses. Our ability to achieve and sustain profitability will depend in significant part on our obtaining new customers, expanding our existing customer relationships and ensuring that our expenses, including our sales and marketing expenses and the cost of supporting new customers, does not exceed our revenue. We also expect to make significant expenditures and investments in research and development to expand and improve our services and technical infrastructure. In addition, as a public company, we expect to continue to incur significant legal, accounting and other expenses. These increased expenditures may make it harder for us to achieve and maintain profitability and we cannot predict when we will achieve sustained profitability, if at all. We also may incur net losses in the future for a number of other unforeseen reasons. Accordingly, we may not be able to maintain profitability, once achieved, and we may incur losses in the foreseeable future.

We are subject to a number of risks associated with global sales and operations.

We operate a global business with offices located in the United States, the United Kingdom, South Africa, Australia and Germany, as well as several other locations. In the fiscal year ended March 31, 2020, we generated 51% of our revenue from the United States, 29% from the United Kingdom, 12% from South Africa and 8% from the rest of the world. As a result, our sales and operations are subject to a number of risks and additional costs, including the following:

•	fluctuations in exchange rates between currencies in the markets where we do business, which impacts our reportable revenue and expenses;
•	the disparate impact that the global COVID-19 pandemic is having on different countries and their economies;
•	risks associated with trade restrictions and additional legal requirements, including the exportation of our technology that is required in some of the countries in which we operate;
•	the need to adapt our solutions for specific countries;

•	greater risk of unexpected changes in regulatory rules, regulations and practices, tariffs and tax laws and treaties;
•	compliance with multiple anti-bribery laws, including the United States Foreign Corrupt Practices Act and the U.K. Anti-Bribery Act;
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

The functional currency of our operating subsidiaries is generally the local currency of each entity and our reporting currency is the U.S. dollar. In our fiscal year ended March 31, 2020, 54% of our revenue was denominated in U.S. dollars, 27% in British pounds, 12% in South African rand and 7% in other currencies. Given that the functional currency of our subsidiaries is generally the local currency of each entity, but our reporting currency is the U.S. dollar, fluctuations in currency exchange rates between the U.S. dollar, the British pound, the South African rand and the Australian dollar could materially and adversely affect our business. There may be instances in which costs and revenue will not be matched with respect to currency denomination. We estimate that a 10% increase or decrease in the value of the British pound against the U.S. dollar would have decreased or increased our income from operations by approximately $2.7 million in our fiscal year ended March 31, 2020 and that a 10% increase or decrease in the value of the South African rand against the U.S. dollar would have increased or decreased our income from operations by approximately $3.1 million in our fiscal year ended March 31, 2020. To date, we have not entered into any currency hedging contracts. As a result, to the extent we continue our expansion on a global basis, we expect that increasing portions of our revenue, cost of revenue, assets and liabilities will be subject to fluctuations in currency valuations. We may experience economic loss and a negative impact on earnings or net assets solely as a result of currency exchange rate fluctuations.

The global COVID-19 pandemic has had and may continue to have an impact on currency exchange rate volatility, which could impact our results of operations and make financial forecasting difficult. In addition, Brexit may continue to have a significant impact on currency exchange rates and the global and European economy generally. The outcome of the referendum and the resulting uncertainty regarding the status of the United Kingdom’s withdrawal from the European Union caused volatility in global stock markets and foreign currency exchange rate fluctuations, including the strengthening of the U.S. dollar against the British pound and the Euro, which may continue or worsen now that the withdrawal has occurred and trade and other agreements are negotiated between the United Kingdom and the European Union during the Brexit transition period, which will end on December 31, 2020. Finally, the South African economy faces a number of challenges, including slow economic growth and high unemployment. These challenges combined with the impact of the global COVID-19 pandemic have made the South African rand highly volatile over the past year.  As described above, significant fluctuations in currency exchange rates between the South African rand and the U.S. dollar will impact our results of operations.

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

Our success depends largely upon our continued ability to identify, hire, develop, motivate and retain highly skilled personnel, including senior management, engineers, software developers, sales representatives and customer support representatives. Our growth strategy also depends, in part, on our ability to continue to attract and retain highly skilled personnel. Identifying, recruiting, training and integrating qualified individuals requires significant time, expense and attention of management. Competition for these personnel is intense, especially for engineers experienced in designing and developing software and SaaS applications, and for experienced sales professionals. In addition, the global COVID-19 pandemic may make the hiring more difficult, particularly when the hiring process, from sourcing to interviewing to onboarding, must be done remotely. We have, from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the actual or perceived value of our equity awards declines, or experiences significant volatility, it may adversely affect our ability to recruit and retain key employees. If we are not able to effectively recruit and retain qualified employees, our ability to achieve our strategic objectives will be adversely impacted, and our business will be harmed.

If the prices we charge for our services are unacceptable to our customers, our operating results will be harmed.

As the market for our services matures, or as new or existing competitors introduce new products or services that compete with ours, we may experience pricing pressure and be unable to renew our agreements with existing customers or attract new customers at prices that are consistent with our pricing model and operating budget. If this were to occur, it is possible that we would have to change our pricing model or reduce our prices, which could harm our revenue, gross margin and operating results. Pricing decisions may also impact the mix of adoption among our subscription plans and negatively impact our overall revenue. Moreover, large enterprises, which may account for a larger portion of our business in the future, may demand substantial price concessions. Finally, the economic impact of the global COVID-19 pandemic may cause our prospects and existing customers to request price concessions to enable them to purchase our services or renew existing services. If we are, for any reason, required to reduce our prices, our revenue, gross margin, profitability, financial position and cash flow may be adversely affected.

Our research and development efforts may not produce new services or enhancements to existing services that result in significant revenue or other benefits in the near future, if at all.

We invested 19%, 17% and 15% of our revenue in research and development in our fiscal years ended March 31, 2020, 2019 and 2018, respectively. We expect to continue to dedicate significant financial and other resources to our research and development efforts in order to maintain our competitive position. However, investing in research and development personnel, developing new services and enhancing existing services is expensive and time-consuming, and there is no assurance that such activities will result in significant new marketable services, enhancements to existing services, design improvements, cost savings, revenue or other expected benefits. If we spend significant time and effort on research and development and are unable to generate an adequate return on our investment, our business and results of operations may be materially and adversely affected.

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

We currently store our customers’ information within third-party data center hosting facilities. As part of our current disaster recovery plans and arrangements, our production environment and all of our customers’ data is currently replicated in near real-time to a facility located in a different location. We cannot provide assurance that the measures we have taken to eliminate single points of failure will be effective to prevent or minimize interruptions to our operations. Our facilities are vulnerable to interruption or damage from a number of sources, many of which are beyond our control, including floods, fires, power loss, telecommunications failures, global pandemics such as COVID-19, the effects of climate change (such as drought, wildfires, increased storm severity and sea level rise), and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Any damage to, or failure of, our systems generally could result in interruptions to our service, which may reduce our revenue, cause customers to terminate their subscriptions and adversely affect our renewal rate and our ability to attract new customers. Our business and reputation will also be harmed if our existing and potential customers believe our service is unreliable. The occurrence of a natural disaster, an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service. Even with the disaster recovery arrangements, our service could be interrupted. As we continue to add data centers and add capacity in our existing data centers, we may move or transfer our data and our customers’ data. Any unsuccessful data transfers may impair the delivery of our service. Further, as we continue to grow and scale our business to meet the needs of our customers, additional burdens may be placed on our hosting facilities.

We are a multinational organization faced with increasingly complex tax issues in many jurisdictions, and we could be obligated to pay additional taxes in various jurisdictions.

As a multinational organization, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and results of operations. In addition, the authorities in these jurisdictions could review or audit our tax returns and general tax compliance and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries. Furthermore, one or more jurisdictions in which we do not believe we are currently subject to tax payment, withholding, or filing requirements, could assert that we are subject to such requirements. Any of these claims or assertions could have a material impact on us and the results of our operations, including our cash flow.

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

Our quarterly operating results, including the levels of our revenue, gross margin, profitability, cash flow and deferred revenue, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control and, as a result, may not fully reflect the underlying performance of our business. Fluctuations in quarterly results may negatively impact the value of our ordinary shares. Factors that may cause fluctuations in our quarterly financial results include, but are not limited to:

•	foreign currency exchange rates;
•	our ability to attract new customers;
•	our revenue retention rate;
•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•	network outages or security breaches;
•	general economic, industry and market conditions, including the impact of the global COVID-19 pandemic, Brexit and economic conditions in South Africa;
•	expenses related to litigation matters;
•	increases or decreases in the number of features in our services or pricing changes upon any renewals of customer agreements;
•	changes in our pricing policies or those of our competitors;
•	new variations in sales of our services, which has historically been highest in the fourth quarter of a given fiscal year;
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

In July 2018, we entered into a Credit Agreement, or the Credit Agreement, by and among us, certain of our subsidiaries party thereto, as guarantors, certain financial institutions party thereto from time to time, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, or the Administrative Agent. The Credit Agreement provided us with a $100.0 million senior secured term loan, or the Term Loan, and a $50.0 million senior secured revolving credit facility, or the Revolving Facility, and together with the Term Loan, the Credit Facility. The Credit Agreement requires compliance with significant financial and non-financial covenants, including affirmative covenants relating to the provision of annual and quarterly financial statements and compliance certificates, maintenance of property, insurance, compliance with laws and environmental matters and negative covenants, including, among others, restrictions on the incurrence of certain indebtedness, granting of liens, making investments and acquisitions, mergers and consolidations, paying dividends, entering into affiliate transactions and asset sales. The Credit Agreement also provides for a number of events of default, including, among others, payment, bankruptcy, covenant, representation and warranty, default under material indebtedness (other than the Credit Agreement), change of control and judgment defaults.

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

Risks Related to Intellectual Property

We are currently being sued, have been sued in the past and may in the future be sued by third parties for alleged infringement of their proprietary rights.

There is considerable patent and other intellectual property development activity in our industry. Our success depends, in part, on our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities, including non-practicing patent entities, or NPEs, which are entities that have no operating business but exist purely as collectors of patents, and individuals, may own or claim to own intellectual property relating to our industry. Patent and other intellectual property disputes are common and third parties are currently claiming, have claimed, and may in the future claim that we are infringing upon their intellectual property rights or send us letters proposing that we license certain of their patents. In particular, there are a number of NPEs in the security industry that are particularly aggressive about pursuing alleged infringement of their patents. Given this and the proliferation of lawsuits in our industry and other similar industries by both NPEs and operating entities, we have been sued for patent infringement and expect that we may be sued by others at some point in the future, regardless of the merits of any such lawsuits. See Part 1, Item 3, “Legal Proceedings” in this Annual Report on Form 10-K. We closely monitor all such claims and respond as appropriate. We may also be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. Under all of our sales contracts, we are obligated to indemnify our customers and channel partners against third-party infringement claims, and we may also be obligated to pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify services or refund fees, any of which could be costly. Even if we were to prevail in any such dispute, litigation regarding intellectual property is very costly and time-consuming and diverts the attention of our management and key personnel from our business operations.

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

Our success and ability to compete depend in part on our intellectual property. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. As of March 31, 2020, we had 18 patents issued and 13 patent applications pending in the United States. We also had 5 patents issued in non-U.S. jurisdictions. We may not be able to obtain any further patents, and our pending applications may not result in the issuance of patents. We have issued patents and pending patent applications outside the United States, and we may have to expend significant resources to obtain additional patents as we expand our international operations due to the cost of monitoring and protecting our rights across multiple jurisdictions.

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

The market price of our ordinary shares may decline.  In addition, the market price of our ordinary shares could be highly volatile and may fluctuate substantially as a result of many factors, many of which we cannot control, including:

•	the ongoing global impact of the COVID-19 pandemic;
•	actual or anticipated fluctuations in our results of operations;
•	variance in our financial performance from the expectations of market analysts;
•	announcements by us or our competitors of significant business developments, changes in service provider relationships, acquisitions or expansion plans;
•	changes in the prices of our services or those of our competitors;
•	our involvement in litigation, including patent litigation;
•	our sale of ordinary shares or other securities in the future;
•	market conditions in our industry;
•	changes in key personnel;
•	the trading volume of our ordinary shares;
•	changes in the estimation of the future size and growth rate of our markets; and
•	general economic and market conditions, both in the U.S. and internationally.

In addition, the stock markets have recently experienced extreme price and volume fluctuations, both as a result of the global COVID-19 pandemic and for other reasons. Broad market and industry factors may materially harm the market price of our ordinary shares, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. If we were involved in any similar litigation, we could incur substantial costs and our management’s attention and resources could be diverted.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules adopted by the SEC, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.

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

Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to assert that our internal control over financial reporting is effective or our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls when it is required to issue such opinion, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our ordinary shares could decline, and we could be subject to sanctions or investigations by the Nasdaq Stock Market, the SEC or other regulatory authorities.

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

As of March 31, 2020, we had net operating loss carryforwards in the U.K., U.S. federal and state, Australia, Germany, Israel, and the Netherlands. U.S. federal net operating losses generated through the fiscal year ending March 31, 2018 expire at various dates through 2038 while U.S. federal net operating losses generated after March 31, 2018 do not expire. Substantially all U.S. state net operating loss carryforwards expire at various dates through 2040. Net operating loss carryforwards in the Netherlands expire at various dates from 2026 through 2028. Net operating loss carryforwards in the U.K., Australia, Germany and Israel do not expire. As of March 31, 2020, we had U.K. income tax credit carryforwards that do not expire. As of March 31, 2020, we had Israel income tax credit carryforwards that expire at various dates from 2023 through 2025.

Each jurisdiction in which we operate may have its own limitations on our ability to utilize net operating loss or tax credit carryforwards generated in that jurisdiction that may increase our U.K. and/or foreign income tax liabilities.

Under Section 382 of the U.S. Internal Revenue Code, if a corporation undergoes an ownership change, the corporation’s ability to use its pre-change net operating loss carryforwards to offset its post-change income and taxes may be limited. In general, an ownership change occurs if there is a 50 percent cumulative change in ownership of the company over a rolling three-year period. Similar rules may apply under U.S. state tax laws. We believe that we have experienced an ownership change in the past and may experience ownership changes in the future resulting from future transactions in our share capital, some of which may be outside our control. The most recent analysis of our historical ownership changes was completed through March 31, 2020. Based on the analysis, we do not anticipate a material limitation on the utilization of our tax attributes. However, our ability to utilize net operating loss carryforwards or other tax attributes to offset U.S. federal and state taxable income in the future may be subject to future limitations.

U.S. holders of our ordinary shares could be subject to material adverse tax consequences if we are considered a Passive Foreign Investment Company, or PFIC, for U.S. federal income tax purposes.

We do not believe that we were a PFIC for U.S. federal income tax purposes during the tax year ending March 31, 2020 and do not expect to be a PFIC for U.S. federal income tax purposes in the current tax year. We also do not expect to become a PFIC in the foreseeable future, but the possible status as a PFIC must be determined annually and therefore may be subject to change. If we are at any time treated as a PFIC, such treatment could result in a reduction in the after-tax return to U.S. holders of our ordinary shares and may cause a reduction in the value of such shares. Furthermore, if we are at any time treated as a PFIC, U.S. holders of our ordinary shares could be subject to greater U.S. income tax liability than might otherwise apply, imposition of U.S. income tax in advance of when tax would otherwise apply and detailed tax filing requirements that would not otherwise apply. For U.S. federal income tax purposes, “U.S. holders” include individuals and various entities. A corporation is classified as a PFIC for any taxable year in which (i) at least 75% of its gross income is passive income or (ii) at least 50% of the average quarterly value of all its total gross assets is attributable to assets that produce or are held for the production of passive income. For this purpose, passive income includes certain dividends, interest, royalties and rents that are not derived in the active conduct of a trade or business. The PFIC rules are complex and a U.S. holder of our ordinary shares is urged to consult its own tax advisors regarding the possible application of the PFIC rules to it in its particular circumstances.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Principal Office Locations

The table below describes our existing principal office facilities, all of which are leased.

Location	Purpose	Square Footage	Expiration
London, United Kingdom	Global Headquarters	113,056	3/3/2029
Lexington, Massachusetts USA	North American Headquarters	99,993	1/31/2028
Watertown, Massachusetts USA	Former North American Headquarters*	44,170	10/31/2020

* This facility is 100% subleased through the expiration of the lease.

We maintain additional leased office facilities in Johannesburg, Cape Town and Durban, South Africa, Melbourne and Sydney, Australia, Munich, Germany, Amsterdam, the Netherlands, Torun, Poland, Dubai, UAE, Tel Aviv, Israel, as well as in Chicago, Dallas and San Francisco in the United States.

We believe that the total space available to us in the facilities under our current leases, or obtainable by us on commercially reasonable terms, will meet our needs for the foreseeable future.

Data Centers

We utilize two data centers in each of the United Kingdom, South Africa, Australia, Jersey, Channel Islands and Germany, and five data centers in the United States. Our data center leases expire between 2020 and 2025. We have capacity headroom built into our primary data center leases to accommodate infrastructure growth within the lease periods should we need to add more space or power to our existing footprint.

For more information about our lease and data center commitments, see also Note 9, Leases, of the notes to our consolidated financial statements, included elsewhere in this Annual Report on Form 10-K.

Item 3. Legal Proceedings.

On September 10, 2019, ZapFraud, Inc., or ZapFraud, filed a complaint in the U.S. District Court for the District of Delaware against our wholly owned subsidiaries, Mimecast North America, Inc., Mimecast Services Limited and Mimecast UK Limited. The complaint alleges that certain elements of our email security technology infringe a patent held by ZapFraud. ZapFraud seeks an award for damages in an unspecified amount, attorney’s fees and injunctive relief. On November 22, 2019, we filed a Motion to Dismiss for Failure to State a Claim. We have requested that a hearing be held on this motion, but no court date has been set. On April 24, 2020, ZapFraud amended its complaint by alleging that our email security technology infringes an additional patent that was recently issued to ZapFraud. We plan to amend our Motion to Dismiss for Failure to State a Claim to address this additional patent. This litigation is in its very early stages. As a result, neither the ultimate outcome of this litigation nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. We intend to defend the lawsuit vigorously. Regardless of the outcome, litigation can have an adverse impact on us because of defense and potential settlement costs, diversion of management resources and other factors.

From time to time, we may be involved in legal proceedings and subject to claims in the ordinary course of business. Although the results of these proceedings and claims cannot be predicted with certainty, and we do not believe the ultimate cost to resolve these matters would individually, or taken together, have a material adverse effect on our business, operating results, cash flows or financial condition. Regardless of the outcome, such proceedings can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our ordinary shares are listed on The Nasdaq Global Select Market under the symbol “MIME.”

Shareholders

As of March 31, 2020, there were 57 holders of record of our ordinary shares, including Cede & Co., a nominee for The Depository Trust Company, or DTC, which holds our ordinary shares on behalf of an indeterminate number of beneficial owners. All of the ordinary shares held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are considered to be held of record by Cede & Co. as one shareholder. Because most of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

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

Stock Performance Graph

The graph below compares the cumulative total return to shareholders on our ordinary shares for the period from November 19, 2015 (the first date that our ordinary shares were publicly traded) through March 31, 2020, against the cumulative total return of the Russell 2000® Index and the Nasdaq Computer Index. The comparison assumes $100 was invested in our ordinary shares and each of the indices and the reinvestment of dividends, if any.

The performance shown on the graph below is based on historical results and is not indicative of, nor intended to forecast, future performance of our ordinary shares.

	11/19/15	3/31/16	3/31/17	3/31//18	3/31/19	3/31/20
Mimecast Limited	$100.00	$96.34	$221.68	$350.79	$468.81	$349.50
Russell 2000 Index	$100.00	$96.58	$121.90	$136.28	$139.07	$105.71
Nasdaq Computer Index	$100.00	$100.26	$128.02	$163.89	$183.76	$208.69

This performance graph and related information shall not be deemed to be “soliciting material” or “filed” for purposes of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any filing of Mimecast Limited under the Exchange Act or the Securities Act of 1933, as amended, or the Securities Act, except to the extent that we specifically incorporate it by reference in such filing.

Item 6. Selected Financial Data.

Our historical consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and presented in U.S. dollars. The selected historical consolidated financial information set forth below has been derived from our historical consolidated financial statements for the years presented. Historical information as of March 31, 2020 and 2019 and for the years ended March 31, 2020, 2019 and 2018 is derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Historical financial information as of March 31, 2018, 2017 and 2016 and for the years ended March 31, 2017 and 2016 is derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. You should read the information presented below in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes appearing in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K to fully understand the factors that may affect the comparability of the information presented below.

The selected consolidated financial data in this section are not intended to replace the consolidated financial statements and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended March 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue (1)	$426,963	$340,377	$261,897	$186,563	$141,841
Cost of revenue (2)	109,382	90,874	69,699	50,314	41,809
Gross profit	317,581	249,503	192,198	136,249	100,032
Operating expenses
Research and development (2)	80,790	57,939	38,373	22,593	17,663
Sales and marketing (1) (2)	169,179	139,194	121,246	96,154	65,187
General and administrative (2)	65,314	53,759	36,989	27,875	19,756
Impairment of long-lived assets	—	—	1,712	—	—
Restructuring	—	(170)	832	—	—
Total operating expenses	315,283	250,722	199,152	146,622	102,606
Income (loss) from operations	2,298	(1,219)	(6,954)	(10,373)	(2,574)
Other income (expense)
Interest income	3,446	2,515	1,310	510	74
Interest expense	(4,507)	(5,940)	(598)	(268)	(690)
Foreign exchange (expense) income and other, net	(1,078)	(356)	(3,439)	6,892	811
Total other income (expense), net	(2,139)	(3,781)	(2,727)	7,134	195
Income (loss) before income taxes	159	(5,000)	(9,681)	(3,239)	(2,379)
Provision for income taxes	2,359	2,001	2,705	2,202	865
Net loss	$(2,200)	$(7,001)	$(12,386)	$(5,441)	$(3,244)
Net loss per ordinary share: (3)
Basic and diluted	$(0.04)	$(0.12)	$(0.22)	$(0.10)	$(0.08)
Weighted-average number of ordinary shares outstanding:
Basic and diluted	62,024	59,960	57,269	54,810	40,826

	As of March 31,
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$173,958	$173,517	$137,210	$111,666	$106,140
Property and equipment, net (4) (5)	85,178	94,202	123,822	32,009	24,806
Total assets (1) (5)	729,834	554,287	358,398	205,352	175,127
Debt and finance lease obligations, current and long-term	94,212	99,081	3,515	2,203	6,891
Deferred revenue, current and long-term (1)	206,967	175,574	141,102	95,348	70,040
Total shareholders' equity (1) (5)	232,055	173,635	101,692	81,992	78,074

	Year Ended March 31,
	2020	2019	2018	2017	2016
	(dollars in thousands)
Supplemental Financial and Other Data:
Revenue constant currency growth rate (6)	28%	32%	38%	39%	30%
Revenue retention rate (7)	107%	111%	110%	111%	109%
Total customers (8)	38,100	34,400	30,400	26,400	18,000
Adjusted EBITDA (9)	$78,088	$54,008	$25,752	$12,457	$15,839

(1)

As of April 1, 2018, we adopted Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers: Topic 606, or ASC 606, under the modified retrospective transition method and therefore fiscal years prior to 2019 have not been adjusted. See Note 2 of the notes to our consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019 for an explanation of the impact of adoption of ASC 606.

(2)	Share-based compensation expense included in these line items was as follows:

	Year Ended March 31,
	2020	2019	2018	2017	2016
	(in thousands)
Cost of revenue	$3,445	$1,684	$1,053	$1,353	$633
Research and development	10,900	6,199	2,555	1,873	1,711
Sales and marketing	13,141	7,856	4,477	4,719	3,180
General and administrative	12,058	10,215	3,649	2,349	2,362
Total share-based compensation expense	$39,544	$25,954	$11,734	$10,294	$7,886

(3)

Basic and diluted net loss per ordinary share is computed based on the weighted-average number of ordinary shares outstanding during each period. For additional information, see Note 2 of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(4)

Balances in fiscal 2019 and 2018 include amounts capitalized under build-to-suit accounting. See Note 9 of the notes to our consolidated financial statements, included elsewhere in this Annual Report on Form 10-K for further details.

(5)

As of April 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842), ASU 2016-02 or ASC 842, under the modified retrospective transition method and therefore fiscal years prior to 2020 have not been adjusted. See Note 9 of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the impact of adoption of ASC 842.

(6)

In order to determine how our business performed exclusive of the effect of foreign currency fluctuations, we compare the percentage change in our revenue from one period to another using a constant currency. To determine the revenue constant currency growth rate for each period, revenue from entities reporting in foreign currencies was translated into U.S. dollars using the comparable prior period’s foreign currency exchange rates. For example, the average rates in effect for the fiscal year ended March 31, 2019 were used to convert revenue for the year ended March 31, 2020 and the revenue for the comparable prior period ended March 31, 2019, rather than the actual exchange rates in effect during the respective period. Revenue constant currency growth rate is a non-GAAP financial measure. A reconciliation of this non-GAAP measure to its most directly comparable GAAP measure for the respective periods can be found in the table below.

	Year Ended March 31,
	2020	2019	2018	2017	2016
	(dollars in thousands)
Reconciliation of Revenue Constant Currency Growth Rate:
Revenue, as reported	$426,963	$340,377	$261,897	$186,563	$141,841
Revenue year-over-year growth rate, as reported	25%	30%	40%	32%	22%
Estimated impact of foreign currency fluctuations	3%	2%	(2)%	7%	8%
Revenue constant currency growth rate	28%	32%	38%	39%	30%

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

However, this non-GAAP measure should not be considered in isolation or as a substitute for our financial results prepared in accordance with GAAP. For example, revenue constant currency growth rates, by their nature, exclude the impact of foreign exchange, which may have a material impact on GAAP revenue. Non-GAAP financial measures are not based on any comprehensive set of accounting rules or principles and therefore other companies may calculate similarly titled non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.

(7)

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

(8)

Reflects the customer count on the last day of the period rounded to the nearest hundred customers. We define a customer as an entity with an active subscription contract as of the measurement date. A customer is typically a parent company or, in a few cases, a significant subsidiary that works with us directly. In determining the number of customers, we do not include customers we acquired from DMARC Analyzer that transact with us on a credit card basis.

(9)

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

The following table presents a reconciliation of net loss to Adjusted EBITDA:

	Year Ended March 31,
	2020	2019	2018	2017	2016
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(2,200)	$(7,001)	$(12,386)	$(5,441)	$(3,244)
Depreciation, amortization and disposals of long-lived assets	32,278	29,960	19,141	11,881	10,527
Rent expense related to build-to-suit facilities	—	(4,482)	(785)	—	—
Interest expense (income), net	1,061	3,425	(712)	(242)	616
Provision for income taxes	2,359	2,001	2,705	2,202	865
Share-based compensation expense	39,544	25,954	11,734	10,294	7,886
Impairments of long-lived assets	—	—	1,712	—	—
Restructuring	—	(170)	832	—	—
Foreign exchange expense (income)	1,577	1,647	3,511	(6,892)	(811)
Acquisition-related expenses (1)	769	2,012	—	655	—
Litigation-related expenses (2)	2,700	1,000	—	—	—
Gain on previously held asset (3)	—	(338)	—	—	—
Adjusted EBITDA	$78,088	$54,008	$25,752	$12,457	$15,839

(1)

Acquisition-related expenses relate primarily to legal and other professional fees incurred for acquisition activity in each respective year. See Note 6 of the notes to our consolidated financial statements, included elsewhere in this Annual Report on Form 10-K for further information.

(2)

Litigation-related expenses relate to amounts incurred for litigation settlement. See Note 14 of the notes to our consolidated financial statements, included elsewhere in this Annual Report on Form 10-K for further details.

(3)

Gain on previously held asset relates to the Solebit acquisition. See Note 6 of the notes to our consolidated financial statements, included elsewhere in this Annual Report on Form 10-K for further information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with Item 6, “Selected Financial Data,” our audited consolidated financial statements and related notes and other financial information included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, this discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of numerous factors, including, but not limited to, the risks discussed in Item 1A, “Risk Factors.” Our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K are prepared in accordance with accounting principles generally accepted in the United States.

Overview

We are a leading global provider of next generation cloud security and risk management services for email and corporate information. Our integrated suite of proprietary cloud services protects customers of all sizes from the significant business and data security risks to which their email and other corporate systems expose them. Our Email Security 3.0 and Cyber Resilience Extension offerings are designed to protect customers from today’s rapidly changing security environment.

We developed our proprietary cloud architecture to offer customers a comprehensive cyber resilience strategy. Our Email Security 3.0 strategy addresses threats in three distinct zones: at the email perimeter (Zone 1); inside the network and the organization (Zone 2); and beyond the perimeter (Zone 3). Our Cyber Resilience Extensions expand resilience to other critical elements of an organization’s digital infrastructure.  Our primary offerings include: email security; email continuity; email archiving; awareness training; web security; DMARC analyzer; and brand exploit protection.

We operate our business as a SaaS model with renewable annual subscriptions. Customers enter into annual and multi-year contracts to utilize various components of our services. Our subscription fee includes the use of the selected service and technical support. We believe our technology, subscription-based model, and customer support have led to our high revenue retention rate, which has helped us drive our strong revenue growth. We have historically experienced significant revenue growth from our existing customer base as they renew our services and purchase additional products.

We market and sell our services to organizations of all sizes across a broad range of industries. As of March 31, 2020, we provided our services to approximately 38,100 customers and protected millions of their employees across the world. We generate sales through our network of channel partners as well as through our direct sales force. Our growth and future success depends on our ability to expand our customer base, sell additional services to our existing customers, and retain our customers.

In the fiscal year ended March 31, 2020, we generated 49% of our revenue outside of the United States, with 29% generated from the United Kingdom, 12% from South Africa and 8% from the rest of the world. In the fiscal year ended March 31, 2019, we generated 50% of our revenue outside of the United States, with 31% generated from the United Kingdom, 14% from South Africa and 5% from the rest of the world. In the fiscal year ended March 31, 2018, we generated 51% of our revenue outside of the United States, with 31% generated from the United Kingdom, 15% from South Africa and 5% from the rest of the world. Our most significant growth market is the United States. We also believe that there is a large opportunity in our other existing markets. We intend to make significant investments in sales and marketing to continue expanding our customer base in our target markets.

We were founded in 2003 in the United Kingdom with a mission to make email safer and better, and to transform the way organizations protect, store and access their email and corporate information. Our first service, Mimecast Email Security, was followed by Mimecast Email Continuity, Mimecast Enterprise Information Archiving, Mimecast Large File Send, Mimecast Targeted Threat Protection, Mimecast Secure Messaging, Impersonation Protect and Internal Email Protect, which are aspects of our Targeted Threat Protection service, Sync & Recover, web security services that provide a Domain Name System, or DNS, solution alongside Mimecast’s core email offerings. In 2019, with our acquisitions of ATAATA, Inc., or Ataata, and Solebit LABS, Ltd., or Solebit, we entered the security awareness training market and added leading threat detection technology, respectively. In 2019, we also acquired Simply Migrate Ltd., or Simply Migrate, a provider of archive data migration technology, and DMARC Analyzer B.V., or DMARC Analyzer, a provider of DMARC, setup, management and analysis. In January 2020, we acquired Segasec Labs Ltd., or Segasec, a provider of digital threat protection services.

Recent Developments

The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including global government-imposed quarantines, stay-at-home orders, travel restrictions, mandated business closures and other public health safety measures. These containment efforts have caused significant societal and economic disruption worldwide, including in all of the regions in which we operate our business and sell our products and services. We remain committed to supporting our employees, customers and partners, and their communities during the pandemic. We have taken a number of actions as a result of the COVID-19 pandemic, including: (i) instituting a short term closure of all of our global offices, including our global headquarters in London, United Kingdom and our offices in the U.S., and shifting to a remote working environment for all of our employees; (ii) implementing a travel ban, (iii) cancelling or shifting to virtual-only customer, industry and employee events; and (iv) establishing an employee support fund to offset the impact of the pandemic on our more vulnerable employees.

We believe that the COVID-19 pandemic and the resulting societal and economic disruption has negatively impacted and will continue to negatively impact our business and results of operations in a number of ways. Demand for our products and services has been and may continue to be negatively impacted by a decline in the rate of IT spending and a delay in purchasing decisions as IT and security staff focus on addressing the disruption to their businesses, which may impact sales to prospects and existing customers and increase customer attrition. Our global sales and marketing operations have been disrupted as we have moved to a remote working environment and canceled many customer and industry events. Some customers have requested extended payment terms and we expect that this trend will continue, or potentially accelerate if the economy worsens. The economic disruption may also negatively impact the collectability of our accounts receivables as customers experience extreme distress. We have been closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our operations, and we may take further precautionary and preemptive actions as may be required by the evolving circumstances. At the current time, the extent to which the global COVID-19 pandemic may affect our business, results of operations and financial condition is uncertain. See Item 1A, “Risk Factors - The global COVID-19 pandemic, including the related containment efforts, has had, and we expect will continue to have, certain negative impacts on our business and operations, and we are unable to predict with certainty the extent to which it may continue to adversely affect our business, results of operations and financial condition.”

Key Factors Affecting Our Performance

We believe that the growth of our business and our future success are dependent upon a number of key factors, including the following:

Acquisition of new customers. We employ a sales strategy that focuses on acquiring new customers, through our direct sales force and network of channel partners, and selling additional products to existing customers. Acquiring new customers is a key element of our continued success, growth opportunity and future revenue. We have invested in and intend to continue to invest in our direct sales force and channel partners. During the year ended March 31, 2020, our customer base increased by approximately 3,700 organizations.

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

Investment in growth. We are expanding our operations, increasing our headcount and developing software to both enhance our current offerings and build new features and products. We expect our total operating expenses to increase, particularly as we continue to expand our sales operations, marketing activities and research and development team. We intend to continue to invest in our sales, marketing and customer experience organizations to drive additional revenue and support the growth of our customer base. Investments we make in our sales and marketing and research and development organizations will occur in advance of experiencing any benefits from such investments. For the year ending March 31, 2021, we plan to continue increasing the size of our sales force, investing in the development of additional marketing content and increasing the size of our research and development team.

Currency fluctuations. We conduct business in the United States and in other countries in North America, the United Kingdom and in other countries in Europe, South Africa and in other countries in Africa, Australia and the UAE. As a result, we are exposed to risks associated with fluctuations in currency exchange rates, particularly between the U.S. dollar, the British pound and the South African rand. In the year ended March 31, 2020, 54% of our revenue was denominated in U.S. dollars, 27% in British pounds, 12% in South African rand and 7% in other currencies. Given that the functional currency of our subsidiaries is generally the local currency of each entity, but our reporting currency is the U.S. dollar, devaluations of the British pound, South African rand and other currencies relative to the U.S. dollar impacts our profitability.

Key Performance Indicators

In addition to traditional financial metrics, such as revenue and revenue growth trends, we monitor several other key performance indicators to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. The key performance indicators that we monitor are as follows:

	Year Ended March 31,
	2020	2019	2018
	(dollars in thousands)
Revenue constant currency growth rate (1)	28%	32%	38%
Revenue retention rate	107%	111%	110%
Total customers (2)	38,100	34,400	30,400
Gross profit percentage	74%	73%	73%
Adjusted EBITDA (1)	$78,088	$54,008	$25,752

(1)

Adjusted EBITDA and revenue constant currency growth rates are non-GAAP financial measures. For a reconciliation of Adjusted EBITDA and revenue constant currency growth rates to the nearest comparable GAAP measures, see Item 6, “Selected Financial Data.”

(2)

Reflects the customer count on the last day of the period rounded to the nearest hundred customers. We define a customer as an entity with an active subscription contract as of the measurement date. A customer is typically a parent company or, in a few cases, a significant subsidiary that works with us directly. In determining the number of customers, we do not include customers we acquired from DMARC Analyzer that transact with us on a credit card basis.

Revenue constant currency growth rate. We believe revenue constant currency growth rate is a key indicator of our performance as it measures how we are executing on our strategy exclusive of currency fluctuations, which are beyond our control. We calculate revenue constant currency growth rate by translating revenue from entities reporting in foreign currencies into U.S. dollars using the comparable foreign currency exchange rates from the prior fiscal period. For further explanation of the uses and limitations of this non-GAAP measure and a reconciliation of our revenue constant currency growth rate to revenue, as reported, the most directly comparable GAAP measure, see Item 6, “Selected Financial Data.” As our total revenue grows, we expect our constant currency growth rate will decline as the incremental growth from period to period is expected to represent a smaller percentage of total revenue as compared to the prior period.

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

Total customers. We believe the total number of customers is a key indicator of our financial success and future revenue potential. We define a customer as an entity with an active subscription contract as of the measurement date. A customer is typically a parent company or, in a few cases, a significant subsidiary that works with us directly. In determining the number of customers, we do not include customers we acquired from DMARC Analyzer that transact with us on a credit card basis. We expect to continue to grow our customer base through the addition of new customers in each of our markets.

Gross profit percentage. We believe gross profit percentage is a key indicator of our efficiency in offering our services to our customers. Gross profit percentage is calculated as gross profit divided by revenue. Our gross profit percentage has been relatively consistent over the past three years; however, it has fluctuated and will continue to fluctuate on a quarterly basis due to timing of the addition of hardware and employees to serve our growing customer base. Gross profit also includes amortization of intangible assets related to acquired businesses. We provide our services in each of the regions in which we operate. Costs related to supporting and hosting our product offerings and delivering our services are incurred in the region in which the related revenue is recognized. As a result, our gross profit percentage in actual terms is consistent with gross profit on a constant currency basis.

Adjusted EBITDA. We believe that Adjusted EBITDA is a key indicator of our operating results. We define Adjusted EBITDA as net loss, adjusted to exclude: depreciation, amortization, disposals and impairment of long-lived assets, acquisition-related gains and expenses, litigation-related expenses, share-based compensation expense, restructuring expense, interest income and interest expense, the provision for income taxes and foreign exchange (expense) income. Prior to the adoption of ASC 842 on April 1, 2019, Adjusted EBITDA also included rent paid in the period related to locations which had been accounted for as build-to-suit facilities. For further explanation of the uses and limitations of this non-GAAP measure and a reconciliation of our Adjusted EBITDA to the most directly comparable GAAP measure, net loss, see Item 6, “Selected Financial Data.” We expect that our Adjusted EBITDA will continue to increase; however, we expect that our operating expenses will also increase in absolute dollars as we focus on expanding our sales and marketing teams and growing our research and development capabilities.

Components of Consolidated Statements of Operations

Revenue

We generate substantially all of our revenue from subscription fees paid by customers accessing our cloud services and by customers purchasing additional support beyond the standard support that is included in our basic subscription fees. A small portion of our revenue consists of related professional services and other revenue, which consists primarily of performance obligations related to set-up, ingestion, and training fees.

We generally license our services on a price per employee basis under annual contracts. In some instances, we receive upfront payments, which are determined to be material rights to a discount upon renewal. In these instances, we recognize revenue related to the upfront payment over the estimated customer benefit period, which has been determined to be six years.

We serve approximately 38,100 customers in multiple industries, and our revenue is not concentrated with any single customer or industry. For each of the years ended March 31, 2020, 2019 and 2018, no single customer accounted for more than 1% of our revenue, and our largest ten customers accounted for less than 10% of our revenue in aggregate.

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

Research and development expenses

Research and development expenses consist primarily of personnel and related costs, including salaries, benefits, bonuses, share-based compensation expense, costs of server usage by our developers and allocated overhead costs. We expense all research and development costs as they are incurred. We have focused our efforts on developing new versions of our SaaS technology with expanded features. Our technology is constantly being refined and, as such, we do not capitalize development costs. We believe that continued investment in our technology is important for our future growth. As a result, we expect research and development expenses to increase in absolute dollars as we make further investments in developing our Mime | OS™ platform, improving our existing services and creating new features and products. Research and development expenses as a percentage of total revenue may fluctuate on a quarterly basis but we expect it to increase in the coming fiscal year as a result of the expected investments noted above.

Sales and marketing expenses

Sales and marketing expenses consist primarily of personnel and related costs, including salaries, benefits, bonuses, commissions and share-based compensation expense. In addition to these expenses, we incur costs related to marketing and promotional events, online marketing, product marketing and allocated overhead costs. We expense all costs as they are incurred, excluding sales commissions identified as incremental costs to obtain a contract, which are capitalized and amortized over the life of our customers, which we estimate to be six years. Sales and marketing expenses increased in fiscal 2020 as we continued to expand our sales and marketing efforts globally, and particularly in the United States. We expect that our sales and marketing expenses will continue to increase in absolute dollars in the year ending March 31, 2021, but remain relatively consistent as a percentage of revenue with fiscal 2020. New sales personnel require training and may take several months or more to achieve productivity; as such, the costs we incur in connection with the hiring of new sales personnel in a given period are not typically offset by increased revenue in that period and may not result in new revenue if these sales personnel fail to become productive. We expect to increase our investment in sales and marketing as we add new services, which will increase these expenses in absolute dollars. Over the long term, we believe that sales and marketing expenses as a percentage of revenue will vary depending upon the mix of revenue from new and existing customers, as well as changes in the productivity of our sales and marketing programs.

General and administrative expenses

General and administrative expenses consist primarily of personnel and related expenses for executive, legal, finance, information technology and human resources functions, including salaries, benefits, incentive compensation and share-based compensation expense, in addition to the costs associated with professional fees, litigation-related expenses, insurance premiums, other corporate expenses and allocated overhead costs. We expect general and administrative expenses to increase in absolute dollars as we continue to incur additional personnel and professional services costs in order to support business growth, costs associated with acquisitions, legal fees and litigation-related expenses, funding transactions, and others. Over the long term, we believe that general and administrative expenses as a percentage of revenue will decrease.

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

Interest expense

Interest expense consists primarily of interest expense associated with our long-term debt and our finance leases. In fiscal 2019, interest expense also included amounts related to our finance lease obligation in connection with the construction of our Lexington, MA – U.S. headquarters. In April 2019, we derecognized the U.S. build-to-suit facility upon adoption of ASU 2016-02. We expect interest expense in fiscal 2021 associated with our long-term debt to be relatively consistent with fiscal 2020.

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

Our provision for income taxes for the fiscal year ended March 31, 2020 was primarily attributable to the tax provision recorded on the earnings of our South African entity. This was partially offset by the tax benefit attributable to the operating loss of our Israeli entities.

Our provision for income taxes for the fiscal year ended March 31, 2019 primarily relates to the tax provision recorded on the earnings of our South African entity. This was partially offset by the tax benefit attributable to the operating loss on our Israeli entity, and the tax benefit for the release of a portion of our pre-existing U.S. and U.K. valuation allowances as a result of the Ataata and Simply Migrate business combinations. Our provision for income taxes for the fiscal year ending 2018 primarily relates to the tax provision recorded on the earnings of our South African entity.

Operating Results

The following table sets forth selected consolidated statements of operations data for each of the periods indicated:

	Year Ended March 31,
	2020	2019	2018
	(in thousands)
Revenue	$426,963	$340,377	$261,897
Cost of revenue	109,382	90,874	69,699
Gross profit	317,581	249,503	192,198
Operating expenses
Research and development	80,790	57,939	38,373
Sales and marketing	169,179	139,194	121,246
General and administrative	65,314	53,759	36,989
Impairment of long-lived assets	—	—	1,712
Restructuring	—	(170)	832
Total operating expenses	315,283	250,722	199,152
Income (loss) from operations	2,298	(1,219)	(6,954)
Other income (expense)
Interest income	3,446	2,515	1,310
Interest expense	(4,507)	(5,940)	(598)
Foreign exchange expense and other, net	(1,078)	(356)	(3,439)
Total other income (expense), net	(2,139)	(3,781)	(2,727)
Income (loss) before income taxes	159	(5,000)	(9,681)
Provision for income taxes	2,359	2,001	2,705
Net loss	$(2,200)	$(7,001)	$(12,386)

The following table sets forth our consolidated statements of operations data as a percentage of revenue for each of the periods indicated:

	Year Ended March 31,
	2020	2019	2018
Revenue	100%	100%	100%
Cost of revenue	26%	27%	27%
Gross profit	74%	73%	73%
Operating expenses
Research and development	19%	17%	15%
Sales and marketing	40%	41%	46%
General and administrative	15%	16%	14%
Impairment of long-lived assets	—%	—%	1%
Restructuring	—%	—%	—%
Total operating expenses	74%	74%	76%
Income (loss) from operations	1%	—%	(3)%
Other income (expense)
Interest income	1%	1%	1%
Interest expense	(1)%	(2)%	—%
Foreign exchange expense and other, net	—%	—%	(1)%
Total other income (expense), net	(1)%	(1)%	—%
Income (loss) before income taxes	—%	(1)%	(3)%
Provision for income taxes	1%	1%	1%
Net loss	(1)%	(2)%	(4)%

We have operations in jurisdictions other than the United States and generate revenue and incur expenditures in currencies other than the U.S. dollar. The following information shows the effect on certain components of our consolidated statements of operations data for each of the periods indicated below based on a 10% increase or decrease in foreign currency exchange rates assuming that all foreign currency exchange rates move in the same direction at the same time:

	Year ended March 31,
	2020	2019	2018
	(in millions)
Revenue	$19.7	$16.5	$13.0
Cost of Revenue	6.2	5.0	4.0
Research and development	5.6	4.0	3.0
Sales and marketing	7.2	5.4	4.9
General and administrative	1.9	1.5	1.1

Comparison of Years Ended March 31, 2020 and 2019

Revenue

	Year ended March 31,		Period-to-period change
	2020	2019	Amount	% Change
	(dollars in thousands)
Revenue	$426,963	$340,377	$86,586	25%

Revenue increased $86.6 million in the year ended March 31, 2020 compared to the year ended March 31, 2019. The increase in revenue was primarily attributable to increases in new customers, including the 3,700 new customers added since March 31, 2019, a full year of revenue related to new customers added during fiscal 2019 and additional revenue from customers that existed as of March 31, 2019. Revenue for the year ended March 31, 2020 compared to the year ended March 31, 2019 was negatively impacted by approximately $9.5 million primarily as a result of the strengthening of the U.S. dollar relative to the South African rand and British pound and to a lesser extent the Australian dollar.

Cost of revenue

	Year ended March 31,		Period-to-period change
	2020	2019	Amount	% Change
	(dollars in thousands)
Cost of revenue	$109,382	$90,874	$18,508	20%

Cost of revenue increased $18.5 million in the year ended March 31, 2020 compared to the year ended March 31, 2019, which was primarily attributable to increases in personnel-related costs of $5.6 million, data center costs of $4.2 million, information technology and facilities costs of $3.3 million, share-based compensation expense of $1.8 million and depreciation expense and amortization of acquisition-related intangible assets of $1.4 million each. Cost of revenue for the year ended March 31, 2020 compared to the year ended March 31, 2019 was positively impacted by approximately $2.6 million primarily as a result of the strengthening of the U.S. dollar relative to the British pound, South African rand, and Australian dollar. Personnel-related cost increased primarily as a result of salaries and benefits associated with increased headcount, data center costs increased as a result of the increase in our customer base, information technology and facility costs increased primarily as a result of increased headcount, share-based compensation expense increased primarily as a result of equity grants since the prior year, depreciation expense increased primarily as a result of increased capital expenditures in support of our expanding infrastructure, and the amortization of acquisition-related intangible assets increased primarily as a result of our fiscal 2019 and 2020 acquisitions.

As a result of changes in foreign currency exchange rates, gross profit decreased in absolute dollars by approximately $6.9 million for the year ended March 31, 2020 as compared to the year ended March 31, 2019. Excluding the impact of changes in foreign currency exchange rates, gross profit as a percentage of revenue remained consistent as costs related to supporting and hosting our product offerings and delivering our services are primarily incurred in the region in which the related revenue is recognized.

Operating expenses

	Year ended March 31,		Period-to-period change
	2020	2019	Amount	% Change
	(dollars in thousands)
Operating expenses:
Research and development	$80,790	$57,939	$22,851	39%
Sales and marketing	169,179	139,194	29,985	22%
General and administrative	65,314	53,759	11,555	21%
Restructuring	—	(170)	170	nm
Total operating expenses	$315,283	$250,722	$64,561	26%

nm—not meaningful

Research and development expenses

Research and development expenses increased $22.9 million in the year ended March 31, 2020 compared to the year ended March 31, 2019, which was primarily attributable to increases in personnel-related costs of $11.6 million, information technology and facility costs of $4.6 million, and share-based compensation expense of $4.7 million. Research and development expenses for the year ended March 31, 2020 as compared to the year ended March 31, 2019, were positively impacted by approximately $1.5 million primarily as a result of the strengthening of the U.S. dollar relative to the British pound. Personnel-related cost increased primarily as a result of salaries and benefits associated with increased headcount throughout the year, information technology and facility costs increased primarily as a result of increased headcount, and share-based compensation expense increased primarily as a result of equity grants since the prior year.

Sales and marketing expenses

Sales and marketing expenses increased $30.0 million in the year ended March 31, 2020 compared to the year ended March 31, 2019, which was primarily attributable to increases in personnel-related costs of $16.3 million, share-based compensation expense of $5.3 million, information technology and facilities costs of $5.6 million, and marketing costs of $2.0 million. Sales and marketing expenses for the year ended March 31, 2020 as compared to the year ended March 31, 2019, were positively impacted by approximately $3.1 million primarily as a result of the strengthening of the U.S. dollar relative to the British pound, Australian dollar, and South African rand. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount and commissions. Share-based compensation expense increased primarily as a result of equity grants since the prior year.

Information technology and facilities costs and travel and other costs increased primarily as a result of increased headcount. Marketing costs increased primarily as a result of our inaugural Mimecast Cyber Resilience Summit held in October 2019.

General and administrative expenses

General and administrative expenses increased $11.6 million in the year ended March 31, 2020 compared to the year ended March 31, 2019, which was primarily attributable to increases in personnel-related costs of $4.2 million, information technology and facilities costs of $2.5 million, share-based compensation expense of $1.8 million and professional services costs of $2.2 million. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount. Information technology and facility costs increased primarily as a result of increased headcount. Share-based compensation expense increased primarily as a result of equity grants since the prior year, partially offset by the impact of share option forfeitures. Professional services costs increased primarily as a result of a litigation-related settlement with a non-practicing entity.

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

Other income (expense)

	Year ended March 31,		Period-to-period change
	2020	2019	Amount	% Change
	(dollars in thousands)
Other income (expense):
Interest income	$3,446	$2,515	$931	37%
Interest expense	(4,507)	(5,940)	1,433	(24)%
Foreign exchange expense and other, net	(1,078)	(356)	(722)	nm
Total other income (expense), net	$(2,139)	$(3,781)	$1,642	nm

nm—not meaningful

Interest expense decreased $1.4 million primarily as a result of the derecognition of the U.S. build-to-suit facility in April 2019 upon adoption of ASU 2016-02, partially offset by increased interest expense associated with our long-term debt.

Provision for income taxes

	Year ended March 31,		Period-to-period change
	2020	2019	Amount	% Change
	(dollars in thousands)
Provision for income taxes	$2,359	$2,001	$358	18%

Provision for income taxes increased $0.4 million in the year ended March 31, 2020 compared to the year ended March 31, 2019. Provision for income taxes in the year ending March 31, 2019 included a benefit for the release of a portion of pre-existing U.S. and U.K. valuation allowances as a result of the Ataata and Simply Migrate business combinations, which did not recur for the year ending March 31, 2020. This is offset partially by a decrease in tax expense resulting from changes in the geographical mix of earnings.

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

Other income (expense)

	Year ended March 31,		Period-to-period change
	2019	2018	Amount	% Change
	(dollars in thousands)
Other income (expense):
Interest income	$2,515	$1,310	$1,205	92%
Interest expense	(5,940)	(598)	(5,342)	nm
Foreign exchange (expense) income and other, net	(356)	(3,439)	3,083	nm
Total other income (expense), net	$(3,781)	$(2,727)	$(1,054)	nm

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, investments and accounts receivable. The following table shows net cash provided by operating activities, net cash used in investing activities, and net cash provided by financing activities for the years ended March 31, 2020, 2019 and 2018:

	Year ended March 31,
	2020	2019	2018
	(in thousands)
Net cash provided by operating activities	$90,538	$66,235	$46,412
Net cash used in investing activities	(65,539)	(121,324)	(35,019)
Net cash provided by financing activities	17,733	116,985	13,156

As of March 31, 2020 and 2019, we had cash, cash equivalents and investments of $174.0 million and $173.5 million, respectively. Net cash provided by operating activities was $90.5 million for the year ended March 31, 2020. In the year ending March 31, 2021, we expect net cash provided by operating activities to increase as compared to the year ended March 31, 2020. In the year ending March 31, 2021, we plan to continue to invest in the development and expansion of our Mime | OS™ platform to improve on our existing solutions in order to provide more capabilities to our customers. Investments in capital expenditures in the year ended March 31, 2020 were $53.2 million, of which $31.2 million related to the expansion of our grid architecture. We expect fiscal year 2021 capital expenditures to decrease significantly as fiscal year 2020 included one-time costs related to the build-out and expansion of facilities in the United Kingdom and other locations.

Based on our current operating plan, we believe that our current cash and cash equivalents, investments and operating cash flows will be sufficient to fund our operations for at least twelve months from the date of this filing. Our future capital requirements may vary materially from those planned and will depend on certain factors, such as our growth and our operating results. If we require additional capital resources to grow our business or to acquire complementary technologies and businesses in the future, we may seek to sell additional equity or raise funds through debt financing or other sources. We cannot provide assurance that additional financing will be available at all or on terms favorable to us. We had commitments for capital expenditures of approximately $10.7 million as of March 31, 2020, primarily related to the expansion of our grid architecture. We had no material commitments for capital expenditures as of March 31, 2019.

Borrowings and Credit Facility

In July 2018, we entered into a Credit Agreement, or the Credit Agreement, by and among us, certain of our subsidiaries party thereto, as guarantors, certain financial institutions party thereto from time to time, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, or the Administrative Agent. The Credit Agreement provided the Company with a $100.0 million senior secured term loan, or the Term Loan, and a $50.0 million senior secured revolving credit facility, or the Revolving Facility, and together with the Term Loan, the Credit Facility, which is available to fund working capital and for other corporate purposes, including to finance permitted acquisitions and investments. Total availability under the Revolving Facility is reduced by outstanding letters of credit of $2.0 million. As of March 31, 2020 and 2019, total availability under the Revolving Facility was $48.0 million and $46.1 million, respectively. Interest under the Credit Facility accrues at a rate between LIBOR plus 1.375% and LIBOR plus 1.875%, based on our ratio of indebtedness to earnings before interest, taxes, depreciation, amortization and certain other adjustments, or Consolidated

EBITDA. Based on this ratio, the current interest rate as of March 31, 2020 under the Credit Facility is LIBOR plus 1.375%. The term of the Credit Facility is five years, maturing on July 23, 2023. At the time we entered into the Credit Agreement, we had no existing debt.

The Credit Facility has financial covenants that require us to maintain a Consolidated Secured Leverage Ratio (as described below), which commenced on September 30, 2018, of not more than 3.00 to 1.00 for the four consecutive fiscal quarter period ending on the last day of each fiscal quarter, or the Reference Period, with a step-up to 3.50 to 1.00 for any four-quarter period in which we consummate a permitted acquisition having an aggregate purchase price in excess of $25.0 million. We must also maintain a Consolidated Interest Expense Ratio of 3.00 to 1.00 which commenced on September 30, 2018 and for each Reference Period thereafter. For purposes of the covenants, “Consolidated Secured Leverage Ratio” generally refers to the ratio of Consolidated Funded Debt that is secured by a lien on assets of us or our subsidiaries to Consolidated EBITDA. “Consolidated Funded Debt” generally refers to borrowed money, debt instruments, finance leases, deferred purchase price of property or services (excluding accounts payable in the ordinary course of business) and earn outs that are due and payable. “Consolidated Interest Expense Ratio” generally refers to the ratio of Consolidated EBITDA to cash interest expense with respect to indebtedness, with certain exclusions. The Company was in compliance with all covenants as of March 31, 2020 and management reasonably believes it will be in compliance over next 12 months.

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

The foregoing summary (and any reference to the Credit Facility contained in this Annual Report on Form 10-K) does not purport to be complete and is qualified in its entirety by reference to the Credit Agreement and the related agreements, which are filed as Exhibits 10.19, 10.20, 10.21, 10.22, 10.23, 10.24, 10.25, 10.26, and 10.27 to this Annual Report on Form 10-K incorporated herein by reference.

Operating activities

For the year ended March 31, 2020, cash provided by operating activities was $90.5 million. The primary factors affecting our operating cash flows during the period were our net loss of $2.2 million, adjusted for non-cash items of $39.5 million of share-based compensation expense, $32.2 million for depreciation and amortization of our property, equipment and intangible assets, $31.9 million of amortization of operating lease right-of-use assets, and $9.6 million in amortization of deferred contract costs. The drivers of the changes in operating assets and liabilities were a $25.9 million decrease in operating lease liabilities, $22.8 million increase in deferred contract costs, $20.5 million increase in accounts receivable, and $3.8 million decrease in accrued expenses and other current liabilities, partially offset by a $38.5 million increase in deferred revenue, $8.8 million decrease in prepaid expenses and other current assets primarily due to the receipt of a lease incentive from our U.K. landlord, and $4.2 million increase in accounts payable.

For the year ended March 31, 2019, cash provided by operating activities was $66.2 million. The primary factors affecting our operating cash flows during the period were our net loss of $7.0 million, adjusted for non-cash items of $30.0 million for depreciation and amortization of our property, equipment and intangible assets, $26.0 million of share-based compensation expense, and $6.4 million in amortization of deferred contract costs. The drivers of the changes in operating assets and liabilities were a $45.9 million increase in deferred revenue, a $5.2 million increase in accrued expenses and other current liabilities and a $2.1 million increase in accounts payable, partially offset by a $20.2 million increase in deferred contract costs, $18.8 million increase in accounts receivable, $2.0 million increase in prepaid expenses and other current assets and a $2.0 million increase in other assets.

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

Investing activities

Cash used in investing activities of $65.5 million for the year ended March 31, 2020 consisted primarily of $53.2 million in purchases of property, equipment and capitalized software, $45.3 million in payments for the Segasec Labs and DMARC Analyzer acquisitions, and $3.0 million in purchases of strategic investments, partially offset by $36.0 million in maturities of investments.

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

Our capital expenditures in each period were primarily associated with computer equipment and software purchased in support of our expanding infrastructure. Additionally, in the years ended March 31, 2020 and 2019, we had purchases of $22.0 million and $3.0 million, respectively in leasehold improvements and office equipment related to the fit-out of our new office facilities.

Financing activities

Cash provided by financing activities of $17.7 million for the year ended March 31, 2020 was primarily due to proceeds from issuance of ordinary shares under our equity plans of $25.4 million, partially offset by payments on debt of $4.4 million and withholding taxes related to net share settlement of employee stock purchase plan, or ESPP, purchases and vesting of restricted share units, or RSUs, of $2.5 million.

Cash provided by financing activities of $117.0 million for the year ended March 31, 2019 was primarily due to proceeds from issuance of debt, net of issuance costs, of $97.7 million and proceeds from issuance of ordinary shares under our equity plans of $25.0 million, partially offset by payments on construction financing lease obligations of $2.3 million, payments on debt of $1.9 million and payments on capital lease obligations of $1.3 million.

Cash provided by financing activities of $13.2 million for the year ended March 31, 2018 was primarily due to $17.0 million of proceeds from issuance of ordinary shares from share option exercises and our ESPP, partially offset by payments on debt of $1.8 million, payments on capital lease obligations of $1.0 million and payments on construction financing lease obligation of $1.0 million.

Net operating loss carryforwards and income tax credits

As of March 31, 2020, we had U.K. net operating loss carryforwards of approximately $70.2 million that do not expire. As of March 31, 2020, we had U.S. federal net operating loss carryforwards of approximately $69.4 million. U.S. federal net operating loss carryforwards generated through March 31, 2018 of approximately $51.4 million expire at various dates through 2038, and U.S. federal net operating loss carryforwards generated in tax years beginning after March 31, 2018 of approximately $18.0 million do not expire. As of March 31, 2020, we had U.S. state net operating loss carryforwards of approximately $33.9 million, substantially all of which expire at various dates through 2040. As of March 31, 2020, we had Australian net operating loss carryforwards of approximately $22.0 million that do not expire. As of March 31, 2020, we had German net operating loss carryforwards of approximately $9.9 million that do not expire.  As of March 31, 2020, we had Israeli net operating loss carryforwards of approximately $9.7 million that do not expire. As of March 31, 2020, we had Dutch net operating loss carryforwards of approximately $0.8 million that expire at various dates from 2026 through 2028. As of March 31, 2020, we had a U.K. income tax credit carryforward of $1.4 million that does not expire.  As of March 31, 2020, we had an Israeli income tax credit carryforward of $0.9 million that expires at various dates from 2023 through 2025.

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

Off-balance sheet arrangements

Up to and including the fiscal year ended March 31, 2020, we have not had any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As a result, we are not exposed to related financing, liquidity, market or credit risks that could arise if we had engaged in those types of arrangements.

Contractual obligations and commitments

The following table represents our contractual obligations as of March 31, 2020, aggregated by type:

		Payments due in:
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Debt obligations principal	$93,750	$6,875	$19,375	$67,500	$—
Debt obligations interest	8,433	2,792	4,803	838	—
Finance lease obligations	1,428	1,102	326	—	—
Facility lease obligations	114,682	15,481	28,232	27,453	43,516
Data center lease obligations	43,004	20,750	20,712	1,542	—
Data center non-lease obligations	2,177	1,111	1,066	—	—
Other long-term obligations	4,439	2,650	1,789	—	—
Total	$267,913	$50,761	$76,303	$97,333	$43,516

We lease our facilities under non-cancelable operating leases with various expiration dates through March 2029. We have outstanding letters of credit of $2.0 million related to certain operating leases.

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

Revenue Recognition Policy

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

In the years ended March 31, 2020, 2019 and 2018, subscription revenue made up the substantial majority of our revenue and professional services and other revenue made up less than 5% of our revenue.

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

Deferred Cost Policy

We capitalize incremental costs of obtaining revenue contracts, which primarily consist of commissions paid to our sales representatives. We amortize these commissions over six years on a systematic basis, consistent with the pattern of transfer of the goods or services to which the asset relates. Six years represents the estimated benefit period of the customer relationship taking into account factors such as peer estimates of technology lives and customer lives as well as our own historical data. No commissions are paid related to contract renewals. The current and noncurrent portions of deferred commissions are included in deferred contract costs, net, and deferred contract costs, net of current portion, respectively, in the accompanying consolidated balance sheets. Amortization of capitalized costs to obtain revenue contracts is included in sales and marketing expense in the accompanying consolidated statements of operations. See Note 2 of the notes to our consolidated financial statements, included elsewhere in this Annual Report on Form 10-K for costs capitalized as of March 31, 2020.

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

We review long-lived assets, including property and equipment, right-of-use assets, and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. During this review, we re-evaluate the significant assumptions used in determining the original cost and estimated lives of long-lived assets. Although the assumptions may vary from asset to asset, they generally include operating results, changes in the use of the asset, cash flows, and other indicators of value. We then determine whether the remaining useful life continues to be appropriate, or whether there has been an impairment of long-lived assets based primarily upon whether expected future undiscounted cash flows are sufficient to support the recoverability of these assets. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

Income taxes

We are subject to income tax in the United Kingdom, the United States and other international jurisdictions, and we use estimates in determining our provision for income taxes. We account for income taxes in accordance with ASC 740, Income Taxes, or ASC 740. ASC 740 is an asset and liability approach that requires recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax basis, and for net operating loss and tax credit carryforwards. ASC 740 requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such position are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. As of March 31, 2020 and 2019, we maintained tax reserves for uncertain tax positions, however none of these amounts would materially impact our tax provision if recognized.

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

Share Options

We estimate the fair value of employee share options on the date of grant using the Black-Scholes option-pricing model, which requires the use of highly subjective estimates and assumptions. We estimate the expected term of share options for service-based awards utilizing the “Simplified Method,” as we do not have sufficient historical share option exercise information on which to base our estimate. The Simplified Method is based on the average of the vesting tranches and the contractual life of each grant. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the share option. Since there was no public market for our ordinary shares prior to the IPO and as our shares have been publicly traded for a limited time, we determined the expected volatility for options granted based on an analysis of reported data for a peer group of companies that issue options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies and the Company’s historical volatility. We use an expected dividend rate of zero as we currently have no history or expectation of paying dividends on our ordinary shares. The grant date fair value of our ordinary shares at the time of each share option grant is based on the closing market value of our ordinary shares on the grant date.

Employee Share Purchase Plan

We estimate the fair value of ESPP share options on the date of grant using the Black-Scholes option-pricing model, which requires the use of highly subjective estimates and assumptions. We estimate the expected term of ESPP share options based on the length of each offering period, which is six months. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the ESPP share option. Expected volatility is based on an average of the historical volatility measures of the peer group of companies noted above and the Company’s historical volatility. We use an expected dividend rate of zero as we currently have no history or expectation of paying dividends on our ordinary shares. The grant date fair value per ordinary share is based on the closing market value of our ordinary shares on the first day of each ESPP offering period. The first authorized offering period under the ESPP commenced on July 1, 2017.

Restricted Share Units

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

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound and South African rand. Percentage of revenues and expenses in foreign currency are as follows:

	Year ended March 31,
	2020	2019
Revenues generated in locations outside the United States	49%	50%
Revenues in currencies other than the United States dollar	46%	48%
Expenses in currencies other than the United States dollar	49%	47%

Percentage of revenues and expenses denominated in foreign currency are as follows:

	Year ended March 31, 2020
	Revenues	Expenses
British pound	27%	33%
South African Rand	12%	5%
Other currencies	7%	11%
Total	46%	49%

	Year ended March 31, 2019
	Revenues	Expenses
British pound	28%	32%
South African Rand	14%	5%
Other currencies	6%	10%
Total	48%	47%

As of March 31, 2020 and 2019, we had $48.8 million and $41.4 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements. As of March 31, 2020 and 2019, we had $44.2 million and $26.5 million, respectively, of cash denominated in currencies other than the U.S. dollar. As of March 31, 2020, cash denominated in British pounds and South African rand was $14.1 million and $20.1 million, respectively. As of March 31, 2019, cash denominated in British pounds and South African rand was $10.3 million and $11.2 million, respectively.

In addition, although our foreign subsidiaries have intercompany accounts that are eliminated upon consolidation, these accounts expose us to foreign currency exchange rate fluctuations. Exchange rate fluctuations on short-term intercompany accounts are recorded in our consolidated statements of operations under “foreign exchange (expense) income and other, net.”

Currently, our largest foreign currency exposures are to the British pound and South African rand. From time to time certain macro-economic events have resulted in volatility in exchange rates including the global COVID-19 pandemic and Brexit. See Item 1A, “Risk Factors – Fluctuations in currency exchange rates could adversely affect our business.” Relative to foreign currency exposures existing as of March 31, 2020, significant movements in foreign currency exchange rates may expose us to significant losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the year ended March 31, 2020, we estimate that a 10% unfavorable movement in foreign currency exchange rates against the U.S. dollar would have decreased revenue by $19.7 million, decreased expenses by $20.9 million and had a positive impact on our operating results of $1.2 million. For the year ended March 31, 2019, we estimate that a 10% unfavorable movement in foreign currency exchange rates against the U.S. dollar would have decreased revenue by $16.5 million, decreased expenses by $15.9 million and had a negative impact on our operating results of $0.6 million. The estimates used assume that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. All of the potential changes noted above are based on sensitivity analyses performed on our financial results as of March 31, 2020 and 2019.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments primarily consist of short-term investments and money market funds. As of March 31, 2020 and 2019, we had cash, cash equivalents and investments of $174.0 million and $173.5 million, respectively. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

We entered into the Credit Agreement in July 2018. The Credit Agreement provides us with a $100.0 million senior secured term loan, and a $50.0 million senior secured revolving credit facility. Interest under the Credit Facility accrues at a rate between LIBOR plus 1.375% and LIBOR plus 1.875%. We estimate that a 100-basis point increase in the LIBOR rate would result in approximately $0.9 million of additional interest expense over the ensuing twelve-month period under the Credit Facility. The InterContinental Exchange Benchmark Administration has announced that it will no longer publish the LIBOR rate at some time during 2021. We anticipate that we will amend Credit Agreement before that time to reflect an alternative interest rate calculation.  We do not expect change to an alternative rate to have a material impact on our financial results.

Item 8. Financial Statements and Supplementary Data.

MIMECAST LIMITED

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Mimecast Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mimecast Limited (the Company) as of March 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 22, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02 and ASU No. 2014-09

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2020 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue in 2019 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the related amendments.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Uncertain Tax Positions
Description of the Matter

As discussed in Note 2 and Note 17 to the consolidated financial statements, the Company operates in a multinational tax environment and is subject to tax laws, regulations and transfer pricing guidelines for intercompany transactions. Uncertainty in a tax position may arise because tax laws are subject to interpretation. The Company uses significant judgment to (1) determine whether, based on the technical merits, a tax position is more likely than not to be sustained and (2) measure the amount of tax benefit that qualifies for recognition. As of March 31, 2020, the Company accrued liabilities of approximately $10.4 million for uncertain tax positions.

Auditing management’s estimate of the amount of tax benefit that qualifies for recognition involved especially challenging auditor judgment because management’s estimate is complex, highly judgmental and based on interpretations of tax laws, legal rulings and determination of arm’s length pricing.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting process for uncertain tax positions. For example, this included controls over the Company’s assessment of the technical merits of tax positions related to certain intercompany transactions and management’s process to measure the benefit of those tax positions.

Among the audit procedures we performed, we involved our tax professionals to assess the technical merits of the Company’s tax positions. This included assessing the Company’s correspondence with the relevant tax authorities and evaluating income tax opinions or other third-party advice obtained by the Company. In addition, we evaluated the appropriateness of the Company’s accounting for its tax positions taking into consideration relevant international and local income tax laws. We analyzed the Company’s assumptions and data used to determine the amount of tax benefit to recognize and tested the accuracy of the calculations. For certain tax positions related to intercompany transactions, we assessed the assumptions and pricing method used in setting arm’s length prices and the documentation to support the pricing. We also evaluated the adequacy of the Company’s financial statement disclosures related to these tax matters.

Business Combinations – Valuation of Acquired Intangible Assets (Developed Technology)
Description of the Matter

As discussed in Note 6 to the consolidated financial statements, during the year ended March 31, 2020, the Company completed its acquisition of DMARC Analyzer (“DMARC”) for net consideration of $21.1 million and its acquisition of Segasec Labs Ltd. (“Segasec”) for net consideration of $24.2 million. The transactions were accounted for as business combinations.

Auditing the Company's accounting for its acquisitions of DMARC and Segasec required significant auditor judgment due to the estimation uncertainty in determining the fair value of identified intangible assets, which primarily consisted of developed technology of $9.9 million. The estimation uncertainty was primarily due to the complexity of the excess-earnings and distributor valuation models prepared by management to measure the fair value of the intangible assets and the sensitivity of the respective fair values to the significant underlying assumptions. The significant assumptions used to estimate the value of the intangible assets included the discount rates, revenue growth rates and technology migration curves. These significant assumptions are especially challenging to audit as they are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s valuation of acquired intangible assets. This included testing controls over management’s review of the valuation models and significant assumptions used to develop the estimates of fair value for developed technology and other intangible assets as well as controls over the completeness and accuracy of the data used in the valuation models and assumptions.

To test the estimated fair value of the developed technology intangible assets, our audit procedures included, among others, evaluating the Company’s selection of the valuation methodology, evaluating the methods and significant assumptions described above, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We involved our valuation specialists to assist with our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimates. For example, our valuation specialists performed independent comparative calculations to estimate the discount rate. Additionally, we compared the Company’s revenue growth rates and technology migration curves to historical results and current industry, market and economic trends. We also performed a sensitivity analysis on the significant assumptions to evaluate the change in the fair values of the intangible assets that would result from the changes in assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Boston, Massachusetts

May 22, 2020

MIMECAST LIMITED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of March 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$173,958	$137,576
Short-term investments	—	35,941
Accounts receivable, net	97,659	80,953
Deferred contract costs, net	11,133	8,140
Prepaid expenses and other current assets	16,145	25,871
Total current assets	298,895	288,481

Property and equipment, net	85,178	94,202
Operating lease right-of-use assets	116,564	—
Intangible assets, net	38,394	30,623
Goodwill	150,525	107,575
Deferred contract costs, net of current portion	36,664	28,250
Other assets	3,614	5,156
Total assets	$729,834	$554,287

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$14,907	$9,457
Accrued expenses and other current liabilities	41,607	44,309
Deferred revenue	194,151	163,102
Current portion of finance lease obligations	1,058	844
Current portion of operating lease liabilities	30,379	—
Current portion of long-term debt	6,573	4,059
Total current liabilities	288,675	221,771

Deferred revenue, net of current portion	12,816	12,472
Long-term finance lease obligations	323	1,381
Operating lease liabilities	105,321	—
Long-term debt	86,258	92,797
Construction financing lease obligations	—	36,650
Other non-current liabilities	4,386	15,581
Total liabilities	497,779	380,652

Commitments and contingencies (Note 14)

Shareholders' equity
Ordinary shares, $0.012 par value, 300,000,000 shares authorized; 62,791,691 and 61,158,051 shares issued and outstanding as of March 31, 2020 and 2019, respectively	754	734
Additional paid-in capital	325,808	263,388
Accumulated deficit	(83,660)	(83,632)
Accumulated other comprehensive loss	(10,847)	(6,855)
Total shareholders' equity	232,055	173,635
Total liabilities and shareholders' equity	$729,834	$554,287

The accompanying notes are an integral part of these consolidated financial statements.

MIMECAST LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended March 31,
	2020	2019	2018
Revenue	$426,963	$340,377	$261,897
Cost of revenue	109,382	90,874	69,699
Gross profit	317,581	249,503	192,198
Operating expenses
Research and development	80,790	57,939	38,373
Sales and marketing	169,179	139,194	121,246
General and administrative	65,314	53,759	36,989
Impairment of long-lived assets	—	—	1,712
Restructuring	—	(170)	832
Total operating expenses	315,283	250,722	199,152
Income (loss) from operations	2,298	(1,219)	(6,954)
Other income (expense)
Interest income	3,446	2,515	1,310
Interest expense	(4,507)	(5,940)	(598)
Foreign exchange expense and other, net	(1,078)	(356)	(3,439)
Total other income (expense), net	(2,139)	(3,781)	(2,727)
Income (loss) before income taxes	159	(5,000)	(9,681)
Provision for income taxes	2,359	2,001	2,705
Net loss	$(2,200)	$(7,001)	$(12,386)

Net loss per ordinary share
Basic and diluted	$(0.04)	$(0.12)	$(0.22)
Weighted-average number of ordinary shares outstanding
Basic and diluted	62,024	59,960	57,269

The accompanying notes are an integral part of these consolidated financial statements.

MIMECAST LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year ended March 31,
	2020	2019	2018
Net loss	$(2,200)	$(7,001)	$(12,386)
Other comprehensive (loss) income:
Net unrealized (losses) gains on investments, net of tax	(28)	117	40
Change in foreign currency translation adjustment	(3,964)	(1,625)	2,839
Reclassification of cumulative translation adjustment to net loss upon liquidation of subsidiaries, net of tax	—	—	188
Total other comprehensive (loss) income	(3,992)	(1,508)	3,067
Comprehensive loss	$(6,192)	$(8,509)	$(9,319)

The accompanying notes are an integral part of these consolidated financial statements.

MIMECAST LIMITED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

					Accumulated
	Ordinary Shares		Additional		Other	Total
	Number of		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of March 31, 2017	55,902	$671	$183,752	$(94,017)	$(8,414)	$81,992
Cumulative effect adjustment ASU 2016-09 (1)	—	—	104	(104)	—	—
Excess tax benefits related to exercise of share options	—	—	217	—	—	217
Net loss	—	—	—	(12,386)	—	(12,386)
Foreign currency translation adjustment	—	—	—	—	3,027	3,027
Unrealized gains on investments	—	—	—	—	40	40
Issuance of ordinary shares upon exercise of share options	2,961	36	15,600	—	—	15,636
Share-based compensation	—	—	11,763	—	—	11,763
Employee share purchase plan (ESPP) purchase	67	—	1,492	—	—	1,492
Tax withholdings on issuance of ordinary shares	(3)	—	(89)	—	—	(89)
Vesting of restricted share units (RSUs)	23	—	—	—	—	—
Balance as of March 31, 2018	58,950	707	212,839	(106,507)	(5,347)	101,692
Cumulative effect adjustment ASU 2014-09 (2)	—	—	—	29,876	—	29,876
Net loss	—	—	—	(7,001)	—	(7,001)
Foreign currency translation adjustment	—	—	—	—	(1,625)	(1,625)
Unrealized gains on investments	—	—	—	—	117	117
Issuance of ordinary shares upon exercise of share options	2,055	25	21,328	—	—	21,353
Share-based compensation	—	—	25,929	—	—	25,929
ESPP purchase	138	2	3,631	—	—	3,633
Vesting of RSUs	24	—	—	—	—	—
Tax withholding on ESPP purchases and vesting of RSUs	(9)	—	(339)	—	—	(339)
Balance as of March 31, 2019	61,158	734	263,388	(83,632)	(6,855)	173,635
Cumulative effect adjustment ASU 2016-02 (3)	—	—	—	2,172	—	2,172
Net loss	—	—	—	(2,200)	—	(2,200)
Foreign currency translation adjustment	—	—	—	—	(3,964)	(3,964)
Unrealized losses on investments	—	—	—	—	(28)	(28)
Issuance of ordinary shares upon exercise of share options	1,360	16	20,128	—	—	20,144
Share-based compensation	—	—	39,488	—	—	39,488
ESPP purchase	165	2	5,282	—	—	5,284
Tax withholding on ESPP purchases and vesting of RSUs	(52)	—	(2,476)	—	—	(2,476)
Vesting of RSUs	161	2	(2)	—	—	—
Balance as of March 31, 2020	62,792	$754	$325,808	$(83,660)	$(10,847)	$232,055

(1)	Accounting Standards Update (ASU) No. 2016-09, Compensation – Stock Compensation (ASU 2016-09)
(2)	ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASC 606)
(3)	ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02 or ASC 842)

The accompanying notes are an integral part of these consolidated financial statements.

MIMECAST LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended March 31,
	2020	2019	2018
Operating activities
Net loss	$(2,200)	$(7,001)	$(12,386)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,245	29,953	18,960
Share-based compensation expense	39,544	25,954	11,734
Amortization of deferred contract costs	9,587	6,390	—
Amortization of debt issuance costs	501	336	—
Amortization of operating lease right-of-use assets	31,940	—	—
Impairment of long-lived assets	—	—	1,712
Other non-cash items	(54)	(400)	365
Unrealized currency losses on foreign denominated transactions	1,567	880	2,958
Changes in assets and liabilities:
Accounts receivable	(20,467)	(18,771)	(17,935)
Prepaid expenses and other current assets	8,808	(2,046)	(5,037)
Deferred contract costs	(22,751)	(20,219)	—
Other assets	(1,161)	(2,045)	33
Accounts payable	4,215	2,093	(104)
Deferred revenue	38,457	45,901	39,042
Operating lease liabilities	(25,941)	—	—
Accrued expenses and other liabilities	(3,752)	5,210	7,070
Net cash provided by operating activities	90,538	66,235	46,412
Investing activities
Purchases of strategic investments	(3,025)	—	—
Purchases of investments	—	(42,856)	(76,948)
Maturities of investments	36,000	66,000	77,808
Purchases of property, equipment and capitalized software	(53,234)	(28,795)	(34,498)
Payments for acquisitions, net of cash acquired	(45,280)	(115,673)	(1,381)
Net cash used in investing activities	(65,539)	(121,324)	(35,019)
Financing activities
Proceeds from issuance of ordinary shares	25,428	24,986	17,128
Withholding taxes related to net share settlement of ESPP purchases and vesting of RSUs	(2,476)	(298)	(89)
Payments on debt	(4,375)	(1,875)	(1,825)
Payments on finance lease obligations	(844)	(1,275)	(1,039)
Payments on construction financing lease obligations	—	(2,301)	(1,019)
Proceeds from issuance of debt, net of issuance costs	—	97,748	—
Net cash provided by financing activities	17,733	116,985	13,156
Effect of foreign exchange rates on cash	(6,350)	(2,659)	2,471
Net increase in cash and cash equivalents	36,382	59,237	27,020
Cash and cash equivalents at beginning of period	137,576	78,339	51,319
Cash and cash equivalents at end of period	$173,958	$137,576	$78,339

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$4,114	$4,598	$591
Cash paid during the period for income taxes	$2,489	$3,010	$2,545
Supplemental disclosure of non-cash investing and financing activities
Unpaid purchases of property, equipment and capitalized software	$13,232	$7,634	$7,977
Property and equipment acquired under capital lease	$—	$—	$4,000
Construction costs capitalized under financing lease obligations	$—	$27,903	$70,645
Derecognition of building upon completion of construction period	$—	$(56,794)	$—
Operating lease right-of-use assets exchanged for lease obligations	$13,982	$—	$—
Withholding taxes payable upon RSU vesting	$—	$41	$—

The accompanying notes are an integral part of these consolidated financial statements.

MIMECAST LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended March 31, 2020, 2019 and 2018

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

Mimecast Jersey and its subsidiaries (together, the Group, the Company, or Mimecast) is headquartered in London, England. The principal activity of the Group is the provision of email management services. Delivered as a software-as-a-service (SaaS), Mimecast’s Email Security 3.0 offerings and Cyber Resilience Extensions include email security, awareness training, continuity, archiving, and web security. By unifying disparate and fragmented email environments into one holistic solution from the cloud, Mimecast minimizes risk and reduces cost and complexity while providing total end-to-end control of email. Mimecast’s proprietary software platform provides a single system to address key email management issues. Mimecast operates principally in Europe, North America, Africa and Australia.

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

The Company reclassified certain amounts within its consolidated statements of cash flows to conform to current period presentation. The reclassifications include $0.3 million and $0.1 million from proceeds from issuance of ordinary shares to withholding taxes related to net share settlement of ESPP purchases and vesting of RSUs for the years ended March 31, 2019 and 2018, respectively. These reclassifications had no impact on the Company’s previously reported results of operations or its balance sheets.

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

Significant estimates relied upon in preparing these consolidated financial statements include revenue recognition, variable consideration, valuation at fair value of assets acquired or sold, including intangibles, goodwill, tangible assets, and liabilities assumed, amortization periods, expected future cash flows used to evaluate the recoverability of long-lived assets, contingent liabilities, determination of incremental borrowing rates, restructuring liabilities, expensing and capitalization of research and development costs for internal-use software, the determination of the fair value of share-based awards issued, the average period of benefit associated with costs capitalized to obtain revenue contracts and the recoverability of the Company’s net deferred tax assets and related valuation allowance.

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

Subsequent Events Considerations

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. See Note 18.

Cash, Cash Equivalents and Investments

The Company considers all highly liquid instruments purchased with an original maturity date of 90 days or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, amounts held in interest-bearing money market funds and investments with maturities of 90 days or less from the date of purchase. Cash equivalents are carried at cost, which approximates their fair market value. Investments not classified as cash equivalents are presented as either short-term or long-term investments based on both their stated maturities as well as the time period the Company intends to hold such securities. The Company determines the appropriate classification of investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company adjusts the cost of investments for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion in interest income in the consolidated statements of operations.

The Company did not hold any debt investments as of March 31, 2020. When the Company holds debt investments classified as available-for-sale pursuant to ASC 320, Investments – Debt Securities, it records available-for-sale securities at fair value, with unrealized gains and losses included in accumulated other comprehensive loss in shareholders’ equity. The Company includes interest and dividends on securities classified as available-for-sale in interest income in the consolidated statements of operations. Realized gains and losses are recorded in the consolidated statements of operations and comprehensive loss based on the specific-identification method. There were no material realized gains or losses on investments for the years ended March 31, 2020, 2019 and 2018.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than its amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairments of investments are recognized in the consolidated statements of operations if the Company has experienced a credit loss, has the intent to sell the investment, or if it is more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to the end of the period. As of March 31, 2020, the Company did not hold any investments. As of March 31, 2019, the aggregate fair value of investments held by the Company in an unrealized loss position for less than twelve months was $10.0 million. For the years ended March 31, 2020, 2019 and 2018, the Company determined that no other-than-temporary impairments were required to be recognized in the consolidated statements of operations.

The following is a summary of cash, cash equivalents and investments as of March 31, 2020 and March 31, 2019:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2020:
Cash and cash equivalents due in 90 days or less	$173,958	$—	$—	$173,958
Total cash, cash equivalents and investments	$173,958	$—	$—	$173,958

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2019:
Cash and cash equivalents due in 90 days or less	$137,576	$—	$—	$137,576
Investments:
U.S. treasury securities due in one year or less	1,993	1	—	1,994
Non-U.S. government securities due in one year or less	7,969	12	—	7,981
Corporate securities due in one year or less	25,951	24	(9)	25,966
Total investments	35,913	37	(9)	35,941
Total cash, cash equivalents and investments	$173,489	$37	$(9)	$173,517

Revenue Recognition

Revenue Recognition Policy

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

The Company derives its revenue from two sources: (1) subscription revenue, which are comprised of subscription fees from customers accessing the Company’s cloud services and from customers purchasing additional support beyond the standard support that is included in the basic subscription fees; and (2) related professional services and other revenue, which consists primarily of certain performance obligations related to set-up, ingestion, consulting and training fees.

In the years ended March 31, 2020, 2019 and 2018, subscription revenue made up the substantial majority of the Company’s revenue and professional services and other revenue made up less than 5% of the Company’s revenue.

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

Credit risk with respect to accounts receivable is dispersed due to our large number of customers. The Company’s accounts receivable are derived from revenue earned from customers primarily located in the United States, the United Kingdom, and South Africa. The Company generally does not require its customers to provide collateral or other security to support accounts receivable. Credit losses historically have not been significant and the Company generally has not experienced any material losses related to receivables from individual customers, or groups of customers. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable. As of March 31, 2020 and 2019, no individual customer represented more than 10% of the Company’s accounts receivable. During the years ended March 31, 2020, 2019 and 2018, no individual customer represented more than 10% of the Company’s revenue.

The Company's board of directors approved investment policy permits investments in fixed income securities denominated and payable in U.S. dollars, including U.S. government and agency securities, non-U.S. government securities, money market instruments, commercial paper, certificates of deposit, corporate bonds and asset-backed securities. The Company diversifies its investment portfolio by investing in multiple types of investment-grade securities across various industries and issuers, limiting the amount invested in individual securities and limiting the average maturity to two years or less and attempts to mitigate a risk of loss by using a third-party investment manager.

As of March 31, 2020, the Company did not hold any investments. As of March 31, 2019, the Company’s investments consisted primarily of investment-grade fixed income corporate debt securities with maturities ranging from one to seven months, non-U.S. government securities with maturities ranging from three to eight months and U.S. treasury securities with maturities in approximately five months.

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

The Company considers current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If circumstances relating to specific customers change or unanticipated changes occur in the general business environment, the Company’s estimates of the recoverability of receivables could be further adjusted. For the years ended March 31, 2020, 2019 and 2018, bad debt expense was $0.3 million, $0.2 million and $0.2 million, respectively. The allowance for doubtful accounts as of March 31, 2020 and 2019 was not material.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful life of the assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. Property and equipment acquired under capital leases is amortized over the lease term or, in circumstances where ownership is transferred by the end of the lease or there is a bargain purchase option, over the useful life that would be assigned if the asset were owned. Upon retirement or sale, the cost of assets disposed of, and the related accumulated depreciation, are removed from the accounts, and any resulting gain or loss is included in the determination of net loss in the period of retirement or sale. The estimated useful lives of the Company’s property and equipment are as follows:

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, right-of-use assets, and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. During this review, the Company re-evaluates the significant assumptions used in determining the original cost and estimated lives of long-lived assets. Although the assumptions may vary from asset to asset, they generally include operating results, changes in the use of the asset, cash flows, and other indicators of value. Management then determines whether the remaining useful life continues to be appropriate, or whether there has been an impairment of long-lived assets based primarily upon whether expected future undiscounted cash flows are sufficient to support the recoverability of these assets. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

For the years ended March 31, 2020 and 2019, the Company did not identify any indicators of impairment of its long-lived assets. For the year ended March 31, 2018, the Company recorded an impairment of long-lived assets of $1.7 million due to the exit of its Watertown facilities in the fourth quarter of fiscal 2018.

Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures (ASC 820), establishes a three-level valuation hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.

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

The Company measures eligible assets and liabilities at fair value, with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities and did not elect the fair value option for any financial assets and liabilities transacted in the years ended March 31, 2020, 2019 and 2018.

Software Development Costs

Costs incurred to develop software applications used in the Company’s SaaS platform consist of certain direct costs of materials and services incurred in developing or obtaining internal-use computer software, and payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the project. These costs generally consist of internal labor during configuration, coding, and testing activities. Research and development costs incurred during the preliminary project stage or costs incurred for data conversion activities, training, maintenance and general and administrative or overhead costs are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the application is substantially complete and ready for its intended use. Qualified costs incurred during the operating stage of the Company’s software applications relating to upgrades and enhancements are capitalized to the extent it is probable that they will result in added functionality, while costs incurred for maintenance of, and minor upgrades and enhancements to, internal-use software are expensed as incurred. During the years ended March 31, 2020, 2019 and 2018, the Company believes the substantial majority of its development efforts were either in the preliminary project stage of development or in the operation stage (post-implementation), and accordingly, no costs have been capitalized during these periods. These costs are included in the accompanying consolidated statements of operations as research and development expense.

Capitalized software and Cloud-computing Arrangements (CCA)

The Company accounts for acquired internal-use software licenses and certain costs related to video content production related to its awareness training offering within the scope of ASC 350-40, Intangibles – Goodwill and Other – Internal-Use Software (ASC 350-40) as intangible assets (Capitalized Software). Acquired internal-use software licenses are amortized over the term of the arrangement to the line item within the consolidated statements of operations that reflects the nature of the license. Video production costs are amortized to cost of revenue over their expected useful life of five years when the content is ready for use. See Note 7 for further details.

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

Since the adoption of ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-24): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (ASU 2018-15), on July 1, 2018, the Company evaluates upfront costs including implementation, set-up or other costs (collectively, implementation costs) for hosting arrangements under the internal-use software framework. Costs related to preliminary project activities and post implementation activities are expensed as incurred, whereas costs incurred in the development stage are generally capitalized. Capitalized implementation costs are amortized on a straight-line basis over the expected term of the hosting arrangement, which includes consideration of the non-cancellable contractual term and reasonably certain renewals. As of March 31, 2020 and 2019, the net carrying value of capitalized implementation costs related to hosting arrangements that were incurred during the application development stage were $2.9 million and $1.6 million, respectively. These capitalized implementation costs will be amortized over the expected term of the arrangement and are amortized in the same line item in the consolidated statements of operations as the expense for fees for the associated hosting arrangement.

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

Net Loss Per Ordinary Share

The Company calculates basic and diluted net loss per ordinary share by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. The Company has excluded the following potentially dilutive shares, which include share options outstanding, unvested RSUs and estimated employee share purchase plan ESPP shares, from the weighted-average number of ordinary shares outstanding as their inclusion in the computation for all periods would be anti-dilutive due to net losses incurred (in thousands):

	Year Ended March 31,
	2020	2019	2018
Share options outstanding	6,271	6,209	6,230
Unvested RSUs	1,277	550	33
ESPP Shares	82	85	76

Advertising and Promotion Costs

Expenses related to advertising and promotion of solutions is charged to sales and marketing expense as incurred. The Company incurred advertising expenses of $12.5 million, $12.5 million and $12.4 million during the years ended March 31, 2020, 2019 and 2018, respectively.

Income Taxes

The Company is subject to income tax in the United Kingdom, the United States and other international jurisdictions, and uses estimates in determining its provision for income taxes. The Company accounts for income taxes in accordance with ASC 740, Income Taxes (ASC 740). ASC 740 is an asset and liability approach that requires recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax basis, and for net operating loss and tax credit carryforwards. ASC 740 requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such position are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. As of March 31, 2020 and 2019, the Company did not have any material uncertain tax positions that would impact the Company’s tax provision if recognized.

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

See Note 13 for further description of the Company’s share-based compensation plans and a summary of the share-based award activity for the year ended March 31, 2020.

Share Options

The Company estimates the fair value of employee share options on the date of grant using the Black-Scholes option-pricing model, which requires the use of highly subjective estimates and assumptions. The Company estimates the expected term of share options for service-based awards utilizing the “Simplified Method,” as it does not have sufficient historical share option exercise information on which to base its estimate. The Simplified Method is based on the average of the vesting tranches and the contractual life of each grant. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the share option. Since there was no public market for the Company’s ordinary shares prior to the Company’s initial public offering and as its ordinary shares have been publicly traded for a limited time, the Company determined the expected volatility for options granted based on an analysis of reported data for a peer group of companies that issue options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies and the Company’s historical volatility. The Company uses an expected dividend rate of zero as it currently has no history or expectation of paying dividends on its ordinary shares. The fair value of the Company’s ordinary shares at the time of each share option grant is based on the closing market value of its ordinary shares on the grant date.

The fair value of each share option grant was estimated using the Black-Scholes option-pricing model that used the following weighted-average assumptions:

	Year ended March 31,
	2020	2019	2018
Expected term (in years)	6.1	6.1	6.1
Risk-free interest rate	2.1%	2.7%	2.2%
Expected volatility	42.6%	41.5%	39.8%
Expected dividend yield	—%	—%	—%
Estimated grant date fair value per ordinary share	$46.29	$37.15	$26.52

The weighted-average per share fair value of share options granted to employees during the years ended March 31, 2020, 2019 and 2018 was $20.43, $16.48 and $11.12 per share, respectively.

Employee Share Purchase Plan

The Company estimates the fair value of its ESPP share options on the date of grant using the Black-Scholes option-pricing model, which requires the use of highly subjective estimates and assumptions. The Company estimates the expected term of ESPP share options based on the length of each offering period, which is six months. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the ESPP share option. Expected volatility is based on an average of the historical volatility measures of the peer group of companies noted above and the Company’s historical volatility. The Company uses an expected dividend rate of zero as it currently has no history or expectation of paying dividends on its ordinary shares. The grant date fair value per ordinary share is based on the closing market value of its ordinary shares on the first day of each ESPP offering period. The first authorized offering period under the ESPP commenced on July 1, 2017.

The fair value of each ESPP option grant was estimated using the Black-Scholes option-pricing model that used the following weighted-average assumptions:

	Year ended March 31,
	2020	2019	2018
Expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	1.8%	2.3%	1.4%
Expected volatility	37.4%	39.1%	29.9%
Expected dividend yield	—%	—%	—%
Grant date fair value per ordinary share	$45.41	$36.69	$27.15

The weighted-average per share fair value of ESPP share options granted to employees during the years ended March 31, 2020, 2019 and 2018, was $11.73, $9.58 and $6.41, respectively.

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

Refer to Note 9 for further information.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions, other events, and circumstances from non-owner sources. Comprehensive loss consists of net loss and other comprehensive (loss) income, which includes certain changes in equity that are excluded from net loss. As of March 31, 2020 and 2019, accumulated other comprehensive loss is presented separately on the consolidated balance sheets and consists of cumulative foreign currency translation adjustments and unrealized gains and losses on investments.

Recently Issued and Adopted Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date.

Recently Adopted Accounting Pronouncements

On April 1, 2019, the Company adopted ASU 2016-02, which requires a lessee to recognize most leases on the balance sheet but recognize expenses on the income statement in a manner similar to historical practice. The update states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying assets for the lease term. The Company adopted ASU 2016-02 utilizing the modified retrospective transition method in the first quarter of fiscal 2020 and did not restate comparative periods. The Company has elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed it to carry forward the historical lease classification. Refer to Note 9 for further information on the impact of the adoption of ASU 2016-02 on the Company’s consolidated financial statements.

On April 1, 2019, the Company adopted ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07). ASU 2018-07 simplifies the accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The adoption of this standard had no impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) (ASU 2016-13). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. Entities will be required to use an expected loss model that will result in the earlier recognition of allowances for losses for trade and other receivables, held-to-maturity debt securities, loans, and other instruments. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. ASU 2016-13 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019 and is to be adopted on a modified retrospective basis. Early adoption is permitted. The Company has commenced its plan to adopt the new accounting standard, including its assessment of the scope of the standard and does not expect the adoption of ASU 2016-13 to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (ASU 2017-04). ASU 2017-04 eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. ASU 2017-04 is effective for annual and interim goodwill impairment tests conducted in fiscal years beginning after December 15, 2019 and is to be applied on a prospective basis. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU 2017-04 on its consolidated financial statements and does not expect the adoption to have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). ASU 2019-12 is intended to simplify various aspects related to accounting for income taxes, removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2020. The Company is currently in the process of evaluating the impact and timing of adoption of the ASU 2019-12 on its consolidated financial statements but does not expect it will have a material impact.

3. Revenue and Deferred Revenue

Revenue recognized during the years ended March 31, 2020 and 2019 from amounts included in deferred revenue at the beginning of the period was approximately $158.8 million and $118.7 million, respectively. Revenue recognized during the years ended March 31, 2020 and 2019 from performance obligations satisfied or partially satisfied in previous periods was not material.

Contracted revenue as of March 31, 2020 and 2019 that has not yet been recognized (contracted and not recognized) was $97.2 million and $86.0 million, respectively, which includes deferred revenue and non-cancellable amounts that will be invoiced and recognized as revenue in future periods and excludes contracts with an original expected length of one year or less. The Company expects 54% of contracted and not recognized revenue to be recognized over the next year, 44% in years two and three, with the remaining balance recognized thereafter.

4. Balance Sheet Components

Prepaid expenses and other current assets consist of the following:

	As of March 31,
	2020	2019
Prepaid expenses	$11,498	$11,259
Research and development investment tax credits	2,665	3,862
Lease incentive due from landlord	—	8,900
Other current assets	1,982	1,850
Total prepaid expenses and other current assets	$16,145	$25,871

Property and equipment, net, consists of the following:

	As of March 31,
	2020	2019
Building and building improvements (1)	$—	$47,001
Computer equipment (2)	131,920	112,277
Leasehold improvements	34,031	8,166
Furniture and fixtures	5,793	4,590
Office equipment	2,084	1,345
	173,828	173,379
Less: Accumulated depreciation and amortization (1) (2)	(88,650)	(79,177)
Property and equipment, net	$85,178	$94,202

(1)	Includes construction costs capitalized related to build-to-suit facilities:

As of March 31,
2019
U.S. build-to-suit facility	$47,001
Less: Accumulated depreciation	(5,164)
$41,837

As of March 31, 2019, the U.S. build-to-suit facility includes company-funded building improvements of $5.2 million. Upon the adoption of ASU 2016-02, the Company derecognized the build-to-suit asset and related liability pursuant to the transition guidance provided for build-to-suit leases in ASU 2016-02. See Note 9 for further details.

(2)	Includes property and equipment acquired under finance leases:

	As of March 31,
	2020	2019
Computer equipment	$4,714	$4,754
Less: Accumulated amortization	(3,407)	(2,228)
	$1,307	$2,526

Depreciation and amortization expense was $25.2 million, $25.2 million, and $17.5 million for the years ended March 31, 2020, 2019 and 2018, respectively.  Depreciation and amortization expense in the years ended March 31, 2020, 2019 and 2018 included $1.2 million, $1.2 million and $0.9 million related to property and equipment acquired under capital leases.

Accrued expenses and other current liabilities consists of the following:

	As of March 31,
	2020	2019
Accrued payroll and related benefits	$23,465	$21,198
Accrued taxes payable	5,809	5,305
Construction financing lease obligation	—	2,670
Restructuring liability	—	49
Other accrued expenses	12,333	15,087
Total accrued expenses and other current liabilities	$41,607	$44,309

Other non-current liabilities consist of the following:

	As of March 31,
	2020	2019
Deferred rent (3)	$—	$10,218
Other non-current liabilities	4,386	5,363
Total other non-current liabilities	$4,386	$15,581

(3)

Upon the adoption of ASU 2016-02 on April 1, 2019, the Company recognized a ROUA and a lease liability on the balance sheet and therefore recognizes lease expense for operating leases on a straight-line basis over the lease term. See Note 9 for further details.

5. Restructuring

In the fourth quarter of fiscal 2018, the Company ceased use of its Watertown, Massachusetts corporate office space and recorded a restructuring charge of $0.8 million. The fair value of the restructuring liability at the cease-use date of $1.1 million was determined by discounting estimated future cash flows, which consisted of remaining lease rentals and estimated sublease rentals that could be reasonably obtained for the property and was adjusted for the effects of deferred rent liabilities recognized under the lease of $0.3 million. The Company’s estimate of sublease rentals was based on a sublease agreement executed in the first quarter of fiscal 2019. In the second quarter of fiscal 2019, the Company recorded a revision to restructuring expense of $0.2 million related to the exit of its Watertown, Massachusetts corporate office space. The restructuring liability and any future changes in the estimate will be recorded in Restructuring in the consolidated statements of operations. The fair value measurement is classified within Level 3 of the fair value hierarchy wherein fair value is estimated using significant unobservable inputs.

6. Acquisitions

The following acquisitions have been accounted for as business combinations in accordance with ASC 805. The Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition dates.

Fiscal 2020 Acquisitions

Segasec Labs Ltd.

On January 3, 2020, the Company acquired Segasec Labs Ltd. (Segasec), a company incorporated under the laws of the State of Israel, that provides digital threat protection.

Prior to the closing of the acquisition, the Company held an ownership interest of approximately 15.4% (see Note 8). The fair value of the previously held interest at the acquisition date approximated its’ original cost of $3.0 million. The Company acquired the remaining interest in Segasec for cash consideration of $24.2 million, net of cash acquired of $4.3 million.

The preliminary purchase price allocation primarily consisted of $6.8 million of identifiable intangible assets and approximately $24.0 million of goodwill that is not deductible for tax purposes. The identifiable intangible assets primarily include developed technology of $6.7 million and customer relationships of $0.1 million, with estimated useful lives of 8.3 years and 6.3 years, respectively. The goodwill reflects the value of the synergies the Company expects to realize and the assembled workforce. The preliminary purchase price allocation is subject to finalization of amounts for potential indemnification adjustments.

The significant intangible assets identified in the purchase price allocation discussed above include developed technology and customer relationships, which are amortized over their respective useful lives on a straight-line basis when the pattern in which their economic benefits will be consumed cannot be reliably determined. To value the developed technology asset, the Company utilized the income approach, specifically a discounted cash-flow method known as the multi-period excess earnings method. Customer relationships represent the underlying relationships with certain customers to provide ongoing services for products sold. The Company utilized the income approach, specifically the distributor method, a subset of the excess-earnings method to value the customer relationships. The significant assumptions used to estimate the value of the intangible assets included the discount rates, revenue growth rates, and technology migration curves.

The Company has not presented pro forma results of operations for the Segasec acquisition because it is not material to the Company's consolidated results of operations, financial position, or cash flows.

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

The preliminary purchase price allocation primarily consisted of $3.4 million of identifiable intangible assets and approximately $18.9 million of goodwill that is not deductible for tax purposes. The identifiable intangible assets primarily include developed technology of $3.2 million and customer relationships of $0.2 million, with estimated useful lives of 7.5 years and 5.5 years, respectively. The goodwill reflects the value of the synergies the Company expects to realize and the assembled workforce. The preliminary purchase price allocation is subject to finalization of amounts for potential indemnification adjustments.

The significant intangible assets identified in the purchase price allocation discussed above include developed technology and customer relationships, which are amortized over their respective useful lives on a straight-line basis when the pattern in which their economic benefits will be consumed cannot be reliably determined. To value the developed technology asset, the Company utilized the income approach, specifically a discounted cash-flow method known as the multi-period excess earnings method. Customer relationships represent the underlying relationships with certain customers to provide ongoing services for products sold. The Company utilized the income approach, specifically the distributor method, a subset of the excess-earnings method to value the customer relationships. The significant assumptions used to estimate the value of the intangible assets included the discount rates, revenue growth rates, and technology migration curves.

The Company has not presented pro forma results of operations for the DMARC Analyzer acquisition because it is not material to the Company's consolidated results of operations, financial position, or cash flows.

Fiscal 2019 Acquisitions

Solebit LABS Ltd.

On July 31, 2018, the Company entered into a share purchase agreement (the Purchase Agreement) pursuant to which it acquired Solebit LABS Ltd. (Solebit), a company organized under the laws of the State of Israel, that provides security software. Solebit’s technology enhances security for the Company’s customers and adds to its ability to detect and prevent cyber-attacks, zero-day threats and malware across email and the web in real time. This acquisition further enhanced the Company’s cyber resilience platform architecture.

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

The significant intangible assets identified in the purchase price allocation discussed above include developed technology and customer relationships, which are amortized over their respective useful lives on a straight-line basis when the pattern in which their economic benefits will be consumed cannot be reliably determined. To value the developed technology asset, the Company utilized the income approach, specifically a discounted cash-flow method known as the multi-period excess earnings method. Customer relationships represent the underlying relationships with certain customers to provide ongoing services for products sold. The Company utilized the income approach, specifically the distributor method, a subset of the excess-earnings method to value the customer relationships.

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

Year ended March 31,
2019
Revenue	$340,824
Net loss	(7,729)
Basic and diluted net loss per share	$(0.13)
Weighted average number of ordinary shares outstanding
Basic and diluted	59,960

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

7. Goodwill and Intangible Assets

The following table reflects goodwill activity in each of the periods presented:

	Year ended March 31,
	2020	2019
Beginning balance	$107,575	$5,631
Goodwill acquired	42,927	101,381
Effect of foreign exchange rates	23	563
Ending balance	$150,525	$107,575

Purchased intangible assets consist of the following:

	Weighted-
	Average	March 31, 2020
	Remaining	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(in years)	Value	Amortization	Value
Developed technology	8	$33,269	$(4,547)	$28,722
Customer relationships	5	771	(159)	612
Trade names	N/A	41	(41)	—
Capitalized software and other (1) (2)	3	16,849	(7,789)	9,060
		$50,930	$(12,536)	$38,394

	Weighted-
	Average	March 31, 2019
	Remaining	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(in years)	Value	Amortization	Value
Developed technology	9	$23,577	$(1,707)	$21,870
Customer relationships	6	455	(73)	382
Trade names	1	56	(34)	22
Capitalized software (1)	3	12,431	(4,082)	8,349
		$36,519	$(5,896)	$30,623

(1)

As of March 31, 2020 and 2019, the net carrying value of capitalized software and other includes $1.4 million and $0.5 million, respectively of costs capitalized related to video production costs. See Note 2 for further information.

(2)	As of March 31, 2020, the net carrying value of capitalized software and other includes $0.2 million of costs capitalized related to IP addresses.

The Company recorded amortization expense of $7.0 million, $4.8 million and $1.5 million for the years ended March 31, 2020, 2019 and 2018, respectively. Amortization relating to developed technology and capitalized software was recorded within cost of revenue and amortization of customer relationships and trade names was recorded within sales and marketing expenses.

Future estimated amortization expense of intangible assets as of March 31, 2020 is as follows:

	Purchased
	Intangible	Capitalized
	Assets	Software
2021	$3,827	$3,998
2022	3,827	2,701
2023	3,827	1,676
2024	3,772	395
2025	3,701	236
Thereafter	10,380	54
Total	$29,334	$9,060

8. Fair Value Measurement

The Company’s financial instruments include cash, cash equivalents, investments, accounts receivable, accounts payable, accrued expenses and borrowings under the Company’s long-term debt arrangements. The carrying amount of the Company’s long-term debt arrangements approximates its fair values due to the interest rates the Company believes it could obtain for arrangements with similar terms.  The Company’s investments are classified as available-for-sale and reported at fair value in accordance with the market approach utilizing quoted prices that were directly or indirectly observable. The carrying amount of the remainder of the Company’s financial instruments approximated their fair values as of March 31, 2020 and 2019, due to the short-term nature of those instruments.

Strategic investments consist of non-controlling equity investments in privately held companies. As of March 31, 2020 and 2019, the Company did not hold any strategic investments (see Note 6). During the years ended March 31, 2020 and 2019, the Company held strategic investments of $3.0 million and $0.5 million, respectively, for which the Company did not have the ability to exercise significant influence. The Company elected the measurement alternative for these investments as they did not have readily determinable fair values. These non-marketable equity securities were included in other assets on the consolidated balance sheets and were carried at cost. Any adjustments resulting from impairment or observable price changes in orderly transactions for identical or similar investment of the same issuer are recorded within the consolidated statements of operations. In years ended March 31, 2020 and 2019, there were no adjustments to the carrying value of strategic investments resulting from impairments or observable price changes.

The Company has evaluated the estimated fair value of financial instruments using available market information. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

Fair values determined using “Level 1 inputs” utilize unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.  Fair values determined using "Level 2 inputs" utilize quoted prices that are directly or indirectly observable. Fair values determined using “Level 3 inputs” utilize unobservable inputs for determining fair values of assets or liabilities that reflect an entity's own assumptions in pricing assets or liabilities. As of March 31, 2020 and 2019, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

The following table summarizes financial assets measured and recorded at fair value on a recurring basis in the accompanying consolidated balance sheets as of March 31, 2020 and 2019, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Total
Assets:
Money market funds	$17,495	$—	$17,495

	March 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Total
Assets:
Money market funds	$8,348	$—	$8,348
U.S. treasury securities	—	1,994	1,994
Non-U.S. government securities	—	7,981	7,981
Corporate securities	—	25,966	25,966
Total assets	$8,348	$35,941	$44,289

9. Leases

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

Adoption of ASU 2016-02 resulted in the recording of additional net lease ROUA and lease liabilities of approximately $141.3 million and $154.7 million, respectively, as of April 1, 2019. Incremental borrowing rates as of April 1, 2019, the date the new standard was adopted, were used to calculate the present value of the Company’s lease portfolio as of that date. As noted below, leases previously identified as build-to-suit leases were derecognized pursuant to the transition guidance provided for build-to-suit leases in ASU 2016-02. The impact of the derecognition of the build-to-suit lease was a net reduction of $2.2 million to accumulated deficit as of April 1, 2019. The Company recorded the deferred tax impact associated with the cumulative-effect adjustment of adopting ASU 2016-02 to retained earnings with an equal and offsetting adjustment to our valuation allowance. The standard did not materially impact the consolidated net earnings or operating cash flows.

The impact of the adoption of ASC 842 is as follows:

	Balance as of March 31, 2019	Adjustments Due to Adoption of ASC 842	Balance as of April 1, 2019
Assets
Prepaid expenses and other current assets	$25,871	$(939)	$24,932
Property and equipment, net	94,202	(30,963)	63,239
Operating lease right-of-use assets	—	141,280	141,280
Other assets	5,156	(2,566)	2,590
Liabilities
Accrued expenses and other current liabilities	44,309	(3,248)	41,061
Current portion of operating lease liabilities	—	27,611	27,611
Construction financing lease obligations	36,650	(36,650)	-
Operating lease liabilities	—	127,119	127,119
Other non-current liabilities	15,581	(10,192)	5,389
Shareholders' equity
Accumulated deficit	(83,632)	2,172	(81,460)

The components of lease expense were as follows:

Year ended March 31,
2020
Short-term lease cost	$308
Variable lease cost	4,144
Operating lease cost	37,906
Finance lease cost:
Amortization of lease assets	1,179
Interest on lease liabilities	93
Total finance lease cost	$1,272

Supplemental cash flow information related to leases was as follows:

Year ended March 31,
2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$32,816
Operating cash outflows from finance leases	$74
Financing cash outflows from finance leases	$844

Weighted-average remaining lease term and discount rate:

As of March 31,
2020
Weighted-average remaining lease term (in years)
Operating leases	6.46
Finance leases	1.31
Weighted-average discount rate
Operating leases	4.74%
Finance leases	4.83%

Maturities of lease liabilities as of March 31, 2020 were as follows:

Year Ending March 31,	Operating Leases	Finance Leases
2021	$36,231	$1,102
2022	27,653	326
2023	21,291	—
2024	14,741	—
2025	14,254	—
Thereafter	43,516	—
Total lease payments	157,686	1,428
Less: imputed interest	(21,986)	(47)
Total lease liabilities	$135,700	$1,381

As of March 31, 2020, the Company had no additional operating or finance leases that have not yet commenced.

Rent expense related to the Company’s office facilities was $15.3 million, $5.3 million and $4.8 million for the years ended March 31, 2020, 2019 and 2018, respectively.

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019 and under the previous lease accounting standard, future minimum payments for capital leases, facility operating leases (including Lexington MA – U.S. build-to-suit lease) and data center operating leases as of March 31, 2019 were as follows:

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

10. Debt

In July 2018, the Company entered into that certain credit agreement (the Credit Agreement), dated as of July 23, 2018 by and among the Company, certain of the Company’s subsidiaries party thereto, as guarantors, certain financial institutions party thereto from time to time, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (the Administrative Agent). The Credit Agreement provided the Company with a $100.0 million senior secured term loan (the Term Loan) and a $50.0 million senior secured revolving credit facility (the Revolving Facility, and together with the Term Loan, the Credit Facility). Interest under the Credit Facility accrues at a rate between LIBOR plus 1.375% and LIBOR plus 1.875%, based on the Company’s ratio of indebtedness to earnings before interest, taxes, depreciation, amortization and certain other adjustments (Consolidated EBITDA). Based on this ratio, the effective interest rate as of March 31, 2020 and 2019 under the Credit Facility is LIBOR plus 1.375% and 1.625%, respectively. The term of the Credit Facility is five years, maturing on July 23, 2023. At the time the Company entered into the Credit Agreement, there was no outstanding debt.

The Company was in compliance with all covenants as of March 31, 2020 and 2019.

The Company allocated debt issuance costs for the Credit Facility on a pro-rata basis between the Term Loan and Revolving Facility. The debt issuance costs on the Term Loan are recorded as a reduction of debt and are amortized and recognized as additional interest expense over the life of the debt instrument using the effective interest method. The debt issuance costs on the Revolving Facility are recorded in other assets and are amortized and recognized as additional interest expense over the life of the Revolving Facility on a straight-line basis. As of March 31, 2020 and 2019, the balance of debt issuance costs recorded as a reduction of debt was $0.9 million and $1.3 million, respectively and the balance of debt issuance costs recorded in other assets was $0.5 million and $0.6 million, respectively. Total interest expense under the Credit Facility for the years ended March 31, 2020 and 2019 was $3.9 million and $3.0 million, respectively.

As of March 31, 2020 and 2019, the Company had $93.8 million and $98.1 million, respectively outstanding on the Term Loan and had no outstanding borrowings under the Revolving Facility. As of March 31, 2020 and 2019, total availability under the Revolving Facility was reduced by outstanding letters of credit of $2.0 million and $3.9 million, respectively. As of March 31, 2020 and 2019, total availability under the Revolving Facility was $48.0 million and $46.1 million, respectively. Future minimum principal payment obligations under the Term Loan are as follows:

Year Ending March 31,	Debt
2021	6,875
2022	9,375
2023	10,000
2024	67,500
Total minimum debt payments	93,750
Less: Debt issuance costs	(919)
Less: Current portion of long-term debt	(6,573)
Long-term debt	$86,258

11. Related Party Transactions

Certain of the Company’s shareholders and certain companies affiliated with our directors and executive officers were also customers of the Company during the periods included in the consolidated financial statements. Revenue recognized during the years ended March 31, 2020, 2019 and 2018 and accounts receivable outstanding as of March 31, 2020 and 2019 related to these transactions were not material.

12. Shareholders’ Equity

The following ordinary shares were reserved for future issuance under the 2015 Plan, Historical Plans and ESPP (as defined below in Note 13):

As of March 31,
2020
Options outstanding under share option plans	6,271,111
Unvested RSUs	1,276,840
Options and awards available for future grant under the 2015 Plan	9,992,607
Shares reserved for issuance under ESPP	748,903
Total authorized ordinary shares reserved for future issuance	18,289,461

13. Share-Based Compensation

For the years ended March 31, 2020, 2019 and 2018, all grants of share-based awards have been made under the Mimecast Limited 2015 Share Option and Incentive Plan (the 2015 Plan) and the 2015 Employee Share Purchase Plan (the ESPP). Additionally, the Company has three pre-IPO share-based compensation plans including the Mimecast Limited 2007 Key Employee Share Option Plan (the 2007 Plan), the Mimecast Limited 2010 EMI Share Option Scheme (the 2010 Plan), and the Mimecast Limited Approved Share Option Plan (the Approved Plan) (the 2007 Plan, the 2010 Plan and the Approved Plan, collectively, the Historical Plans). Subsequent to November 19, 2015, the IPO date, no further grants under the Historical Plans were permitted.

The 2015 Plan allows the compensation committee of the board of directors to make equity-based incentive awards to our officers, employees, non-employee directors and consultants. Initially a total of 5.5 million ordinary shares were reserved for the issuance of awards under the 2015 Plan. This number is subject to adjustment in the event of a share split, share dividend or other change in our capitalization. The 2015 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1st by 5% of the outstanding number of ordinary shares on the immediately preceding December 31 or such lesser number of shares as determined by the board of directors.

Under the 2015 Plan, the share option price may not be less than the fair market value of the ordinary shares on the date of grant and the term of each share option may not exceed 10 years from the date of grant. Share options typically vest over 4 years, but vesting provisions can vary based on the discretion of the board of directors. The Company settles share option exercises and RSU releases under the 2015 Plan through newly issued shares. The Company’s ordinary shares underlying any awards that are forfeited, canceled, withheld upon exercise of an option, or settlement of an award to cover the exercise price or tax withholding, or otherwise terminated other than by exercise will be added back to the shares available for issuance under the 2015 Plan.

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

Share-based compensation expense recognized under the 2015 Plan, Historical Plans and ESPP in the accompanying consolidated statements of operations was as follows:

	Year ended March 31,
	2020	2019	2018
Cost of revenue	$3,445	$1,684	$1,053
Research and development	10,900	6,199	2,555
Sales and marketing	13,141	7,856	4,477
General and administrative	12,058	10,215	3,649
Total share-based compensation expense	$39,544	$25,954	$11,734

In certain situations, the board of directors has approved modifications to employee share option agreements, including acceleration of vesting or the removal of exercise restrictions for share options for which the service-based vesting has been satisfied, which resulted in additional share-based compensation expense. The total modification expense recognized in the years ended March 31, 2020, 2019 and 2018 was $0.1 million, $3.2 million and $0.5 million, respectively.

Share Options

Share option activity under the 2015 Plan and Historical Plans for the year ended March 31, 2020 was as follows:

	Number of Awards	Weighted Average Exercise Price (1)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2019	6,208,964	$23.47	7.58	$148,313
Options granted	2,016,318	$46.29
Options exercised	(1,359,903)	$14.81
Options forfeited and cancelled	(594,268)	$35.39
Outstanding as of March 31, 2020	6,271,111	$31.61	7.55	$47,621
Exercisable as of March 31, 2020	2,602,224	$20.43	6.24	$40,224

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

The total intrinsic value of options exercised for the years ended March 31, 2020, 2019 and 2018 was $40.0 million, $66.4 million and $74.2 million, respectively. Total cash proceeds from option exercises for the years ended March 31, 2020, 2019 and 2018 were $20.1 million, $21.4 million and $15.6 million, respectively.

As of March 31, 2020, there was approximately $53.7 million of unrecognized share-based compensation related to unvested share-based awards subject to service-based vesting conditions, which is expected to be recognized over a weighted-average period of 2.68 years.

ESPP

In the years ended March 31, 2020, 2019 and 2018, the Company issued 156 thousand, 130 thousand and 64 thousand shares, respectively, in connection with its ESPP offerings and received cash proceeds of $4.9 million, $3.3 million and $1.4 million, respectively. In the years ended March 31, 2020, 2019 and 2018, the Company recognized $1.8 million, $1.3 million and $0.7 million of share-based compensation expense under the ESPP, respectively.

RSUs

The Company grants RSUs to its non-employee directors and its employees. Non-employee directors receive an initial RSU grant upon joining the board of directors that vests over three years and an annual grant each year thereafter that vests fully on the one-year anniversary of the grant date. RSUs granted to employees generally vest in four equal annual installments.

RSU activity under the 2015 Plan for the year ended March 31, 2020 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Intrinsic Value (in thousands) (1)
Unvested RSUs as of March 31, 2019	549,853	$37.15	$26,036
RSUs granted	1,015,290	$46.17
RSUs vested	(161,450)	$37.04
RSUs forfeited	(126,853)	$44.08
Unvested RSUs as of March 31, 2020	1,276,840	$43.64	$45,072

(1)

As of March 31, 2020 and 2019, the intrinsic value of unvested shares was calculated based on the closing price of the Company’s ordinary shares on the NASDAQ Global Select Market on March 31, 2020 and 2019, respectively, multiplied by the number of unvested RSUs.

As of March 31, 2020, there was approximately $43.5 million of unrecognized share-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 2.97 years.

14. Commitments and Contingencies

Litigation

During fiscal 2019 and 2020, the Company engaged in discussions with a non-practicing patent entity (NPE) regarding the entity’s patented technology and allegations regarding the Company’s past infringement of that technology. On September 30, 2019, the Company entered into confidential global patent license agreements with the NPE and certain of its affiliates that provided patent licenses to the Company related to the NPE’s global patent portfolio, resolved all claims of past infringement and provided mutual covenants not to sue for a certain number of years. Under the terms of the patent license agreements, the Company made an aggregate payment of $5.9 million to the NPE. The Company evaluated the transaction as a multiple-element arrangement and allocated the payment of $5.9 million to each identifiable element using its relative fair value. Based on estimates of fair value, the Company determined that the primary benefit of the arrangement is the avoidance of litigation costs and the release of any potential past infringement claims, with a portion of the value attributable to future use or benefit of the global patent license. In the fiscal years ended March 31, 2020 and 2019, the Company recorded expense of $2.7 million and $1.0 million, respectively within general and administrative expenses. The remaining $2.2 million is being amortized over its expected useful life of 3.5 years.

On September 10, 2019, ZapFraud, Inc. (ZapFraud), filed a complaint in the U.S. District Court for the District of Delaware against the Company’s wholly owned subsidiaries, Mimecast North America, Inc., Mimecast Services Limited and Mimecast UK Limited. The complaint alleges that certain elements of the Company’s email security technology infringe a patent held by ZapFraud.  ZapFraud seeks an award for damages in an unspecified amount, attorney’s fees and injunctive relief. On November 22, 2019, the Company filed a Motion to Dismiss for Failure to State a Claim. The Company has requested that a hearing be held on this motion, but no court date has been set. On April 24, 2020, ZapFraud amended its complaint by alleging that the Company’s email security technology infringes an additional patent that was recently issued to ZapFraud. The Company plans to amend its Motion to Dismiss for Failure to State a Claim to address this additional patent. This litigation is in its very early stages. As a result, neither the ultimate outcome of this litigation nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. The Company intends to defend the lawsuit vigorously. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and potential settlement costs, diversion of management resources and other factors.

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

Except as described above, the Company was not subject to any material legal proceedings during the years ended March 31, 2020, 2019 and 2018, and, to the best of its knowledge, except as described above, no material legal proceedings are currently pending or threatened.

Indemnification

The Company typically enters into indemnification agreements with customers in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses suffered or incurred as a result of claims of intellectual property infringement. These indemnification agreements are provisions of the applicable customer agreement. Based on when clients first sign an agreement for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited. Based on historical experience and information known as of March 31, 2020, the Company has not incurred any costs for the above indemnities.

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

15. Employee Benefit Plans

The Company maintains a defined contribution savings plan under Section 401(k) of the U.S. Internal Revenue Code of 1986 (the 401(k) Plan), covering all U.S. employees who satisfy certain eligibility requirements. The 401(k) Plan allows each participant to defer a percentage of their eligible compensation subject to applicable annual limits pursuant to the limits established by the Internal Revenue Service. The Company’s matching contributions were $1.6 million and $1.2 million for the year ended March 31, 2020 and 2019, respectively. For the year ended March 31, 2018 the Company did not make any matching or profit-sharing contributions.

The Company contributes to a defined contribution savings plan for its employees in the United Kingdom who satisfy certain eligibility requirements. The plan allows each participant to defer a percentage of their compensation and the Company contributes an additional 3.5% of all wages for those employees in the scheme on a monthly basis. The Company’s contributions were $1.9 million, $1.5 million and $0.5 million for the years ended March 31, 2020, 2019, and 2018, respectively.

Beginning in fiscal year 2020, the Company contributes to defined contribution savings plans for its employees in South Africa, Germany, and the Netherlands, who satisfy certain eligibility requirements. The plans allow each participant to defer a percentage of their compensation and the Company contributes an additional 5%, 3%, and 3%, respectively of all wages for those employees in the scheme on a monthly basis. The Company’s contributions were $0.6 million for the year ended March 31, 2020.

16. Segment and Geographic Information

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

Geographic Data

The Company allocates, for the purpose of geographic data reporting, its revenue based upon the location of the contracting subsidiary. Total revenue by geographic area was as follows:

	Year ended March 31,
	2020	2019	2018
United States	$219,423	$169,286	$128,503
United Kingdom	123,620	103,900	81,720
South Africa	51,549	46,275	39,425
Other	32,371	20,916	12,249
Total revenue	$426,963	$340,377	$261,897

Property and equipment, net by geographic location consisted of the following:

	As of March 31,
	2020	2019
United States (1)	$39,193	$62,455
United Kingdom	29,644	17,402
South Africa	7,093	6,170
Other	9,248	8,175
Total	$85,178	$94,202

(1)	Includes construction costs capitalized under financing lease obligations related to the Company’s U.S. build-to-suit facility of $41.8 million as of March 31, 2019.

17. Income Taxes

Income (loss) before income taxes consists of the following:

	Year ended March 31,
	2020	2019	2018
United Kingdom	$(20,528)	$(4,626)	$(15,939)
Foreign	20,687	(374)	6,258
Income (loss) before income taxes	$159	$(5,000)	$(9,681)

The provision for income taxes in the accompanying consolidated financial statements is comprised of the following:

	As of March 31,
	2020	2019	2018
Current tax expense:
Domestic	$—	$—	$—
Foreign	2,939	3,493	2,597
Total current tax expense	2,939	3,493	2,597
Deferred tax expense:
Domestic	—	(578)	—
Foreign	(580)	(914)	108
Total deferred tax (benefit) expense	(580)	(1,492)	108
Total provision for income taxes	$2,359	$2,001	$2,705

The reconciliation of the United Kingdom statutory tax rate to the Company’s effective tax rate included in the accompanying consolidated statements of operations is as follows:

	Year ended March 31,
	2020	2019	2018
Tax at statutory rate	19.0%	19.0%	19.0%
U.S. state taxes, net of federal	558.0	31.1	14.1
Foreign rate differential	291.5	26.3	36.8
Meals and entertainment	432.6	(11.4)	(3.1)
Branch (income) loss	(69.9)	(0.6)	0.4
Share-based compensation	(2,341.9)	172.3	105.3
Tax credits	(375.5)	7.7	8.1
Unremitted earnings	101.3	(3.8)	(1.2)
Change in valuation allowance	(1,456.8)	(249.9)	(110.7)
Deferred tax true-ups	116.2	(3.5)	8.4
Tax reserves	3,147.4	(4.9)	(21.5)
Provision to return	37.6	(0.1)	0.4
Withholding taxes	323.5	(2.6)	(3.5)
Non-deductible expenses	197.7	(5.2)	(2.4)
Deferred tax rate change	473.1	(6.3)	(77.8)
Acquisition-related costs	91.7	(7.6)	—
Foreign exchange	(59.5)	—	—
Other	(2.4)	(0.5)	(0.2)
Effective Tax Rate	1,483.6%	(40.0)%	(27.9)%

Although the Company’s parent entity is organized under Jersey law, our affairs are, and are intended to be, managed and controlled in the United Kingdom for tax purposes. Therefore, the Company is resident in the United Kingdom for tax purposes. The Group’s parent entity is domiciled in the United Kingdom and its earnings are subject to 19% statutory tax rates for the years ended March 31, 2020, 2019 and 2018, respectively. The Company’s effective tax rate differs from the statutory rate each year primarily due to windfall tax benefits on equity award exercises, the valuation allowance maintained against the Company’s net deferred tax assets, the jurisdictional earnings mix, tax credits, withholding taxes, tax reserves, and other permanent differences primarily related to non-deductible expenses.

Deferred tax assets and liabilities reflect the net tax effects of net operating loss carryovers and the temporary differences between the assets and liabilities carrying value for financial reporting and the amounts used for income tax purposes. The Company’s significant deferred tax assets (liabilities) components are as follows:

	As of March 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$30,879	$35,120
Share-based compensation	9,501	5,687
Deferred revenue	2,315	1,761
Fixed assets	4,718	4,187
Lease liability	30,890	11,748
Accrued compensation	1,786	1,211
Deferred rent	—	320
Income tax credits	2,311	1,833
Other	2,042	1,648
Gross deferred tax assets	84,442	63,515
Deferred tax liabilities:
Fixed assets	(7,414)	(13,855)
Unremitted earnings	(362)	(320)
Intangible assets	(6,453)	(4,818)
Capitalized commissions	(9,751)	(7,606)
Right-of-use asset	(26,498)	—
Other	(2,145)	(606)
Gross deferred tax liabilities	(52,623)	(27,205)
Valuation allowance	(34,224)	(38,318)
Deferred tax liabilities, net	$(2,405)	$(2,008)

In assessing the ability to realize the Company’s net deferred tax assets, management considers various factors including taxable income in carryback years, future reversals of existing taxable temporary differences, tax planning strategies, and future taxable income projections to determine whether it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Based on the negative evidence, including the worldwide cumulative losses that the Company has incurred, the Company has determined that the uncertainty regarding realizing its deferred tax assets is sufficient to warrant the need for a full valuation allowance against its worldwide net deferred tax assets. The $4.1 million net decrease in the valuation allowance from 2019 to 2020 is primarily due to the operating results of our entities against which a valuation allowance is maintained as well as the impact of share-based compensation including windfall tax deductions.

During the fourth quarter of fiscal 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in the United States. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. The Company evaluated the provisions of the CARES Act and does not anticipate the associated impacts, if any, will have a material effect on the Company’s provision for income taxes for the year ended March 31, 2020.

As of March 31, 2020, the Company had U.K. net operating loss carryforwards of approximately $70.2 million that do not expire. As of March 31, 2020, the Company had U.S. federal net operating loss carryforwards of approximately $69.4 million. U.S. federal net operating loss carryforwards generated through March 31, 2018 of approximately $51.4 million expire at various dates through 2038, and U.S. federal net operating loss carryforwards generated in the tax years beginning after March 31, 2018 of approximately $18.0 million do not expire. As of March 31, 2020, the Company had U.S. state net operating loss carryforwards of approximately $33.9 million, substantially all of which expire at various dates through 2040. As of March 31, 2020, the Company had Australian net operating loss carryforwards of approximately $22.0 million that do not expire. As of March 31, 2020, the Company had German net operating loss carryforwards of approximately $9.9 million that do not expire. As of March 31, 2020, the Company had Israeli net operating loss carryforwards of approximately $9.7 million that do not expire. As of March 31, 2020, the Company had Dutch net operating loss carryforwards of approximately $0.8 million that expire at various dates from 2026 through 2028. As of March 31, 2020, the Company had a U.K. income tax credit carryforward of $1.4 million that does not expire. As of March 31, 2020, the Company had an Israeli income tax credit carryforward of $0.9 million that expire at various dates from 2023 through 2025.

Under Section 382 of the U.S. Internal Revenue Code, if a corporation undergoes an ownership change, the corporation’s ability to use its pre-change net operating loss carryforwards to offset its post-change income and taxes may be limited. In general, an ownership change occurs if there is a 50 percent cumulative change in ownership of the Company over a rolling three-year period. Similar rules may apply under U.S. state tax laws. The Company believes that it has experienced an ownership change in the past and may experience ownership changes in the future resulting from future transactions in our share capital, some of which may be outside the Company’s control. The Company’s ability to utilize its net operating loss carryforwards or other tax attributes to offset U.S. federal and state taxable income in the future may be subject to future limitations. The most recent analysis of the Company’s historical ownership changes was completed through March 31, 2020. Based on the analysis, the Company does not anticipate a significant limitation on the utilization of the Company’s tax attributes.

As of March 31, 2020 and 2019, the Company had liabilities for uncertain tax positions of $10.4 million and $6.0 million, respectively, none of which, if recognized, would materially impact the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year ended March 31,
	2020	2019
Beginning balance	$6,016	$6,164
Additions based on tax positions related to current year	535	164
Additions for tax positions of prior years	4,235	231
Reductions due to change in foreign exchange rate	(431)	(301)
Expiration of statutes of limitation	—	(165)
Reductions due to settlements with tax authorities	—	(77)
Ending balance	$10,355	$6,016

Interest and penalty charges, if any, related to uncertain tax positions are classified as income tax expense in the accompanying consolidated statements of operations. As of March 31, 2020 and 2019, the Company had immaterial accrued interest or penalties related to uncertain tax positions.

The Company is subject to taxation in the United Kingdom and several foreign jurisdictions. As of March 31, 2020, the Company is no longer subject to examination by taxing authorities in the United Kingdom for years prior to March 31, 2019. The significant foreign jurisdictions in which the Company operates are no longer subject to examination by taxing authorities for years prior to March 31, 2017. In addition, net operating loss carryforwards in certain jurisdictions may be subject to adjustments by taxing authorities in future years when they are utilized.

The Company had approximately $47.8 million of unremitted foreign earnings as of March 31, 2020. Income taxes have been provided on approximately $14.2 million of the unremitted foreign earnings. Income taxes have not been provided on approximately $33.5 million of unremitted foreign earnings because they are considered to be indefinitely reinvested. The tax payable on the earnings that are indefinitely reinvested would be immaterial.

18. Subsequent Events

Share Option and RSU Grants

On April 1, 2020, the Company granted approximately 0.8 million share options and 1.6 million RSUs to its employees as part of its annual share-based award grant. The grant date fair value per share for share options and RSUs was $14.29 and $33.38, respectively.

19. Quarterly Results of Operations Data (unaudited)

The following tables set forth our unaudited quarterly consolidated statements of operations for each of the eight quarters in the period ended March 31, 2020. The Company has prepared the quarterly consolidated statements of operations data on a basis consistent with the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results to be expected for any future period.

	Quarter ended
	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,
	2020	2019	2019	2019	2019	2018	2018	2018
	(in thousands, except per share amounts)
Revenue	$114,217	$110,158	$103,357	$99,231	$92,193	$87,611	$82,169	$78,404
Gross profit	84,891	81,703	77,223	73,764	67,491	64,353	60,231	57,428
Income (loss) from operations	5,125	1,629	(18)	(4,438)	207	1,572	(909)	(2,089)
Net income (loss)	2,525	206	(921)	(4,010)	(1,930)	458	(2,058)	(3,471)
Net income (loss) per ordinary share:
Basic	$0.04	$0.00	$(0.01)	$(0.07)	$(0.03)	$0.01	$(0.03)	$(0.06)
Diluted	$0.04	$0.00	$(0.01)	$(0.07)	$(0.03)	$0.01	$(0.03)	$(0.06)
Weighted-average number of ordinary shares outstanding:
Basic	62,636	62,189	61,829	61,444	60,733	60,141	59,800	59,175
Diluted	64,382	63,996	61,829	61,444	60,733	62,537	59,800	59,175

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2020 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (2013). As permitted by the SEC, companies are allowed to exclude acquisitions from their first assessment of internal control over financial reporting following the date of acquisition. Management's assessment of the effectiveness of the Company's internal control over financial reporting excluded certain controls within certain entities acquired in fiscal 2020, Segasec Labs Ltd. and DMARC Analyzer B.V., which are listed in Note 6 of the Consolidated Financial Statements. The financial statement line items related to excluded controls represented approximately 0.2% of the Company’s total assets as of March 31, 2020 and approximately 0.1% of the Company’s revenue for the year ended March 31, 2020. Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of March 31, 2020.

The effectiveness of our internal control over financial reporting as of March 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that our employees are working remotely due to the global COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Mimecast Limited

Opinion on Internal Control over Financial Reporting

We have audited Mimecast Limited’s internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Mimecast Limited (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2020, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of DMARC Analyzer and Segasec Labs Ltd., which are included in the 2020 consolidated financial statements of the Company and constituted 0.2% of total assets as of March 31, 2020 and 0.1% of revenue for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of DMARC Analyzer and Segasec Labs Ltd.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2020, and the related notes and our report dated May 22, 2020 expressed an unqualified opinion thereon.

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

May 22, 2020

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be set forth in the Definitive Proxy Statement for our 2020 Annual General Meeting of Shareholders of Mimecast Limited, or the Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after March 31, 2020, and such information is incorporated into this Annual Report on Form 10-K by reference.

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The text of our Code of Business Conduct and Ethics is posted under Corporate Governance in the Investor Relations section of our website, www.mimecast.com. We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the disclosure requirements of Current Report on Form 8-K, Item 5.05.

Item 11. Executive Compensation.

The information required by this Item 11 will be set forth in the Proxy Statement and is incorporated into this Annual Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12, including the information required by Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” related to our equity plans, will be set forth in the Proxy Statement and is incorporated into this Annual Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be set forth in the Proxy Statement and is incorporated into this Annual Report on Form 10-K by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be set forth in the Proxy Statement and is incorporated into this Annual Report on Form 10-K by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents Filed as Part of this Annual Report on Form 10-K
(1)	Financial Statements (included in Item 8 of this Annual Report on Form 10-K):

(2)	Financial Statement Schedules

Financial statement schedules are omitted as they are either not required or the information is otherwise included in the consolidated financial statements.

(3)	Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Annual Report on Form 10-K are listed in the Exhibit Index on the following page.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File Number	Exhibit Number	File Date (mm/dd/yyyy)

2.1	Share Purchase Agreement dated as of July 31, 2018 by and among Mimecast Services Limited, Solebit LABS Ltd., the shareholders of Solebit LABS Ltd. and Shareholder Representative Services LLC, as the Representative	8-K	001-37637	2.1	07/31/2018

3.1	Memorandum and Articles of Association of the Registrant	F-1/A	333-207454	3.2	11/06/2015

4.1	Specimen certificate evidencing ordinary shares of the Registrant	F-1/A	333-207454	4.1	11/06/2015
4.2*	Description of Securities

10.1	Form of Indemnification Agreement	F-1	333-207454	10.1	10/16/2015

10.2#	Mimecast UK 2007 Key Employee Share Option Plan and Form of Share Option Agreement	F-1	333-207454	10.6	10/16/2015

10.3#	Mimecast UK 2010 EMI Share Option Scheme	F-1	333-207454	10.7	10/16/2015

10.4#	Mimecast UK Approved Share Option Plan and Form of Share Option Certificate	F-1	333-207454	10.8	10/16/2015

10.5#	Mimecast Limited 2015 Share Option and Incentive Plan	F-1/A	333-207454	10.9	11/06/2015

10.6#	German Sub-Plan to the Mimecast Limited 2015 Share Option and Incentive Plan	10-K	001-37637	10.6	05/29/2018

10.7#	Form of Agreements under the Mimecast Limited 2015 Share Option and Incentive Plan	10-K	001-37637	10.7	05/29/2018

10.8*#	Mimecast Limited 2015 Employee Share Purchase Plan

10.9#	German Sub-Plan to the Mimecast Limited 2015 Employee Share Purchase Plan	10-K	001-37637	10.9	05/29/2018

10.10	Lease, dated November 12, 2012, by and between Mimecast North America, Inc. and Farley White Aetna Mills, LLC	F-1	333-207454	10.3	10/16/2015

10.11	First Amendment to Lease, dated October 19, 2015, by and between Mimecast North America, Inc. and Riverworks Watertown Holdings, LLC (as successor in interest to Farley White Aetna Mills, LLC)	20-F	001-37637	4.9.1	05/25/2016

10.12	Second Amendment to Lease dated as of May 26, 2017 by and between Mimecast North America, Inc. and Whetstone Riverworks Holdings, LLC (as successor in interest to Riverworks Watertown Holdings, LLC and Farley White Aetna Mills, LLC)	10-K	001-37637	10.15	05/29/2018

10.13	Lease dated February 17, 2017 by and between Mimecast North America, Inc. and 191 Spring Street Trust	20-F	001-37637	4.11	05/26/2017

		Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File Number	Exhibit Number	File Date (mm/dd/yyyy)
10.14	Agreement for Lease dated as of January 2, 2018 by and between Bluebutton Developer Company (2012) Limited, Bluebutton Properties UK Limited, B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited, and the Company, and the related Underleases	10-K	001-37637	10.20	05/29/2018

10.15#	Amended and Restated Employment Agreement dated as of September 2, 2015 between Mimecast North America, Inc. and Peter C. Bauer	10-K	001-37637	10.21	05/29/2018

10.16#	Offer Letter dated July 9, 2015 between Mimecast North America, Inc. and Edward Jennings	10-K	001-37637	10.24	05/29/2018

10.17#	Offer Letter dated July 22, 2016 between Mimecast North America, Inc. and Robert P. Nault	10-K	001-37637	10.25	05/29/2018

10.18#	Offer Letter dated October 12, 2017 between Mimecast North America, Inc. and Janet Bishop Levesque	10-K	001-37637	10.26	05/29/2018

10.19	Credit Agreement dated as of July 23, 2018, by and among Mimecast Limited, certain of Mimecast Limited’s subsidiaries party thereto, as guarantors, certain financial institutions party thereto from time to time, as Lenders, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-37637	10.1	07/24/2018

10.20	Pledge and Security Agreement dated as of July 23, 2018, by and among Mimecast UK Limited, the Grantors (as defined in the Pledge and Security Agreement) and JPMorgan Chase Bank, N.A., as administrative agent to the Lenders party to the Credit Agreement	8-K	001-37637	10.2	07/24/2018

10.21	Trademark Security Agreement dated as of July 23, 2018, by and among Ataata, Inc., Mimecast Services Limited, in favor of JPMorgan Chase Bank, N.A., as administrative agent to the Lenders party to the Credit Agreement	8-K	001-37637	10.3	07/24/2018

10.22	Patent Security Agreement dated as of July 23, 2018, by and between Mimecast Services Limited, in favor of JPMorgan Chase Bank, N.A., as administrative agent to the Lenders party to the Credit Agreement	8-K	001-37637	10.4	07/24/2018

10.23	Security Agreement dated as of July 23, 2018 by and between Mimecast UK Limited, Mimecast Services Limited, Mimecast USD Limited, Mimecast Development Limited, as the original chargors, and JPMorgan Chase Bank, N.A., as the collateral agent	8-K	001-37637	10.5	07/24/2018

10.24	Security Interest Agreement dated as of July 23, 2018, between Mimecast Limited and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-37637	10.6	07/24/2018

		Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File Number	Exhibit Number	File Date (mm/dd/yyyy)
10.25	Security Interest Agreement dated as of July 23, 2018, between Mimecast Offshore Limited and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-37637	10.7	07/24/2018

10.26	Security Interest Agreement dated as of July 23, 2018, between Mimecast Services Limited and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-37637	10.8	07/24/2018

10.27	Security Interest Agreement dated as of July 23, 2018, between Mimecast UK Limited and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-37637	10.9	07/24/2018

10.28#	Israeli Sub-Plan to the Mimecast Limited 2015 Share Option and Incentive Plan	10-Q	001-37637	10.39	11/08/2018

10.29#	Israeli Form of Agreements under the Mimecast Limited 2015 Share Option and Incentive Plan	10-Q	001-37637	10.40	11/08/2018

10.30	First Amendment to Lease dated as of the 8th day of August 2018 by and between 191 Spring Street Trust and Mimecast North America, Inc.	10-Q	001-37637	10.41	11/08/2018

10.31	Deed of Variation dated 17 January 2019 to Agreement for Lease dated as of January 2, 2018 by and between Bluebutton Developer Company (2012) Limited, Bluebutton Properties UK Limited, B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited and Mimecast Limited	10-Q	001-37637	10.43	02/11/2019

10.32#	Offer Letter between Mimecast Limited and Rafe Brown, dated February 7, 2019	8-K	001-37637	10.1	02/11/2019

10.33#	Mimecast Limited Executive Incentive Plan – FY 2020	8-K	001-37637	10.1	03/19/2019

10.34#	Offer Letter between Mimecast Limited and Christina Van Houten, dated March 7, 2018	10-K	001-37637	10.38	05/29/2019

10.35*#	Offer Letter between Mimecast Limited and Karen Anderson, dated October 2018	10-K	001-37637	10.39	05/29/2019

10.36	Second Amendment to Lease dated as of the 26th day of March 2019 by and between 191 Spring Street Trust and Mimecast North America, Inc.	10-K	001-37637	10.40	05/29/2019

10.37	Lease of 3rd Floor of 1 Finsbury Avenue, London EC2 dated 29 March 2019 between B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited and Mimecast Limited	10-K	001-37637	10.41	05/29/2019

10.38	Lease of 4th Floor of 1 Finsbury Avenue, London EC2 dated 29 March 2019 between B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited and Mimecast Limited	10-K	001-37637	10.42	05/29/2019

10.39	Lease of 5th Floor of 1 Finsbury Avenue, London EC2 dated 29 March 2019 between B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited and Mimecast Limited	10-K	001-37637	10.43	05/29/2019

Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File Number	Exhibit Number	File Date (mm/dd/yyyy)
10.40*#	Form of Non-Qualified Share Option Agreement for Company Employees Outside the United States under the Mimecast Limited 2015 Share Option and Incentive Plan

10.41*#	Form of Restricted Share Unit Award Agreement for Company Employees Outside the United States under the Mimecast Limited 2015 Share Option and Incentive Plan

10.42*#	Mimecast Limited Executive Incentive Plan – FY 2021

10.43#	Transition Agreement between Edward Jennings and Mimecast North America, Inc. dated September 20, 2019	8-K	001-37637	10.1	09/24/2019

10.44*#	Offer Letter between Mimecast Limited and Dino DiMarino, dated June 23, 2016

10.45*#	Offer Letter between Mimecast Services Limited and Heather Bentley, dated October 13, 2019

10.46*#	Employment Contract between Mimecast Services Limited and Heather Bentley dated 25 November 2019

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP, Registered Public Accounting Firm

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

32.1@	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2@	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File Number	Exhibit Number	File Date (mm/dd/yyyy)
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Filed herewith.
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

Mimecast Limited

Date: May 22, 2020	By:	/s/ Peter Bauer
Peter Bauer
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Peter Bauer	Chairman and Chief Executive Officer (Principal Executive Officer)	May 22, 2020
Peter Bauer

/s/ Rafeal Brown	Chief Financial Officer (Principal Financial and Accounting Officer)	May 22, 2020
Rafeal Brown

/s/ Aron Ain	Director	May 22, 2020
Aron Ain

/s/ Alpna J. Doshi	Director	May 22, 2020
Alpna J. Doshi

/s/ Christopher FitzGerald	Director	May 22, 2020
Christopher FitzGerald

/s/ Neil Murray	Director	May 22, 2020
Neil Murray

/s/ Robert P. Schechter	Director	May 22, 2020
Robert P. Schechter

/s/ Hagi Schwartz	Director	May 22, 2020
Hagi Schwartz

/s/ Stephen M. Ward	Director	May 22, 2020
Stephen M. Ward