Form 10-Q
period 2020-06-30
Mimecast Ltd
filed 2020-08-03
CIK 1644675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 28, 2020, the registrant had 63,290,548 shares of ordinary shares, $0.012 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MIMECAST LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	As of June 30,	As of March 31,
	2020	2020
Assets
Current assets
Cash and cash equivalents	$198,541	$173,958
Accounts receivable, net	86,128	97,659
Deferred contract costs, net	12,002	11,133
Prepaid expenses and other current assets	16,658	16,145
Total current assets	313,329	298,895

Property and equipment, net	85,980	85,178
Operating lease right-of-use assets	111,176	116,564
Intangible assets, net	39,852	38,394
Goodwill	154,201	150,525
Deferred contract costs, net of current portion	38,624	36,664
Other assets	3,437	3,614
Total assets	$746,599	$729,834

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$12,113	$14,907
Accrued expenses and other current liabilities	44,217	41,607
Deferred revenue	190,519	194,151
Current portion of finance lease obligations	984	1,058
Current portion of operating lease liabilities	30,318	30,379
Current portion of long-term debt	7,202	6,573
Total current liabilities	285,353	288,675

Deferred revenue, net of current portion	12,472	12,816
Long-term finance lease obligations	50	323
Operating lease liabilities	98,926	105,321
Long-term debt	84,456	86,258
Other non-current liabilities	7,023	4,386
Total liabilities	488,280	497,779

Commitments and contingencies (Note 13)

Shareholders' equity
Ordinary shares, $0.012 par value, 300,000,000 shares authorized; 63,269,191 and 62,791,691 shares issued and outstanding as of June 30, 2020 and March 31, 2020, respectively	759	754
Additional paid-in capital	345,029	325,808
Accumulated deficit	(80,522)	(83,660)
Accumulated other comprehensive loss	(6,947)	(10,847)
Total shareholders' equity	258,319	232,055
Total liabilities and shareholders' equity	$746,599	$729,834

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIMECAST LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,
	2020	2019
Revenue	$115,176	$99,231
Cost of revenue	28,469	25,467
Gross profit	86,707	73,764
Operating expenses
Research and development	22,802	19,385
Sales and marketing	44,043	43,370
General and administrative	17,168	15,447
Total operating expenses	84,013	78,202
Income (loss) from operations	2,694	(4,438)
Other income (expense)
Interest income	177	982
Interest expense	(883)	(1,280)
Foreign exchange income and other, net	1,763	956
Total other income (expense), net	1,057	658
Income (loss) before income taxes	3,751	(3,780)
Provision for income taxes	613	230
Net income (loss)	$3,138	$(4,010)

Net income (loss) per ordinary share
Basic	$0.05	$(0.07)
Diluted	$0.05	$(0.07)
Weighted-average number of ordinary shares outstanding
Basic	63,019	61,444
Diluted	64,676	61,444

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIMECAST LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three months ended June 30,
	2020	2019
Net income (loss)	$3,138	$(4,010)
Other comprehensive income:
Net unrealized gains on investments, net of tax	—	30
Change in foreign currency translation adjustment	3,900	1,533
Total other comprehensive income	3,900	1,563
Comprehensive income (loss)	$7,038	$(2,447)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIMECAST LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three months ended June 30, 2020
					Accumulated
	Ordinary Shares		Additional		Other	Total
	Number of		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of March 31, 2020	62,792	$754	$325,808	$(83,660)	$(10,847)	$232,055
Net income	—	—	—	3,138	—	3,138
Foreign currency translation adjustment	—	—	—	—	3,900	3,900
Issuance of ordinary shares upon exercise of share options	249	3	5,037	—	—	5,040
Share-based compensation	—	—	13,666	—	—	13,666
ESPP Purchase	87	1	3,094	—	—	3,095
Tax withholding on ESPP purchases and vesting of RSUs	(3)	—	(2,575)	—	—	(2,575)
Vesting of RSUs	144	1	(1)	—	—	—
Balance as of June 30, 2020	63,269	$759	$345,029	$(80,522)	$(6,947)	$258,319

	Three months ended June 30, 2019
					Accumulated
	Ordinary Shares		Additional		Other	Total
	Number of		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of March 31, 2019	61,158	$734	$263,388	$(83,632)	$(6,855)	$173,635
Cumulative effect adjustment ASU 2016-02 (1)	—	—	—	2,172	—	2,172
Net loss	—	—	—	(4,010)	—	(4,010)
Foreign currency translation adjustment	—	—	—	—	1,533	1,533
Unrealized gains on investments	—	—	—	—	30	30
Issuance of ordinary shares upon exercise of share options	441	5	6,669	—	—	6,674
Share-based compensation	—	—	10,015	—	—	10,015
ESPP Purchase	89	1	2,489	—	—	2,490
Tax withholding on ESPP purchases and vesting of RSUs	(6)	—	(1,431)	—	—	(1,431)
Vesting of RSUs	47	—	—	—	—	—
Balance as of June 30, 2019	61,729	$740	$281,130	$(85,470)	$(5,292)	$191,108

(1)	Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (ASU 2016-02 or ASC 842)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIMECAST LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended June 30,
	2020	2019
Operating activities
Net income (loss)	$3,138	$(4,010)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,852	7,442
Share-based compensation expense	13,653	10,034
Amortization of deferred contract costs	2,869	2,116
Amortization of debt issuance costs	114	157
Amortization of operating lease right-of-use assets	7,111	7,677
Other non-cash items	—	(42)
Unrealized currency gains on foreign denominated transactions	(2,733)	(856)
Changes in assets and liabilities:
Accounts receivable	12,405	11,927
Prepaid expenses and other current assets	(497)	8,856
Deferred contract costs	(5,203)	(4,806)
Other assets	156	(638)
Accounts payable	(2,037)	(808)
Deferred revenue	(5,645)	1,295
Operating lease liabilities	(8,221)	(5,145)
Accrued expenses and other liabilities	5,343	(4,675)
Net cash provided by operating activities	29,305	28,524
Investing activities
Purchases of property, equipment and capitalized software	(10,771)	(9,161)
Purchases of strategic investments	—	(3,025)
Maturities of investments	—	14,000
Net cash (used in) provided by investing activities	(10,771)	1,814
Financing activities
Proceeds from issuance of ordinary shares	8,135	9,164
Withholding taxes related to net share settlement of ESPP purchases and vesting of RSUs	(2,575)	(1,431)
Payments on debt	(1,250)	(625)
Payments on finance lease obligations	(347)	(166)
Net cash provided by financing activities	3,963	6,942
Effect of foreign exchange rates on cash	2,086	(44)
Net increase in cash and cash equivalents	24,583	37,236

Cash and cash equivalents at beginning of period	173,958	137,576
Cash and cash equivalents at end of period	$198,541	$174,812

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$763	$1,075
Cash paid during the period for income taxes	$82	$73

Supplemental disclosure of non-cash investing and financing activities
Unpaid purchases of property, equipment and capitalized software	$8,731	$5,086
Operating lease right-of-use assets exchanged for lease obligations	$1,004	$1,195

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

The principal activity of the Company is the provision of cloud security and risk management services for email and corporate information. The Company’s Email Security 3.0 and Cyber Resilience Extension offerings are designed to protect customers from today’s rapidly changing security environment. The Email Security 3.0 strategy addresses threats in three distinct zones: at the email perimeter (Zone 1); inside the network and the organization (Zone 2); and beyond the perimeter (Zone 3). The Company’s Cyber Resilience Extensions expand resilience to other critical elements of an organization’s digital infrastructure. The Company’s primary offerings include: email security; email continuity; email archiving; awareness training; web security; DMARC analyzer; and brand exploit protection. Mimecast operates principally in Europe, North America, Africa and Australia.

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

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited. These financial statements and notes should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 2020 and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on May 22, 2020.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended March 31, 2020 contained in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of June 30, 2020, and for the three months ended June 30, 2020 and 2019. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

The Company reclassified $0.3 million from proceeds from issuance of ordinary shares to tax withholding on employee share purchase plan purchases and vesting of restricted share units within its condensed consolidated statement of shareholders’ equity and condensed consolidated statement of cash flows for the three months ended June 30, 2019 to conform to current period presentation. These reclassifications had no impact on the Company’s previously reported results of operations or its balance sheets.

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

Significant estimates relied upon in preparing these condensed consolidated financial statements include revenue recognition, variable consideration, valuation at fair value of assets acquired or sold, including intangible assets, goodwill, tangible assets, and liabilities assumed, amortization periods, expected future cash flows used to evaluate the recoverability of long-lived assets, contingent liabilities, determination of incremental borrowing rates, restructuring liabilities, expensing and capitalization of research and development costs for internal-use software, the determination of the fair value of share-based awards issued, the average period of benefit associated with costs capitalized to obtain revenue contracts and the recoverability of the Company’s net deferred tax assets and related valuation allowance.

Due to the global COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of June 30, 2020. Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from management’s estimates if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. Changes in estimates are recorded in the period in which they become known.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, other events, and circumstances from non-owner sources. Comprehensive income (loss) consists of net income (loss) and other comprehensive income, which includes certain changes in equity that are excluded from net income (loss). As of June 30, 2020 and March 31, 2020, accumulated other comprehensive loss is presented separately on the condensed consolidated balance sheets and consists of cumulative foreign currency translation adjustments and unrealized gains and losses on investments.

Accounting Policies

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements. As of June 30, 2020, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K, have not changed, other than those impacted by new accounting standards as described below.

Recently Issued and Adopted Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies and adopted by the Company as of the specified effective date.

Recently Adopted Accounting Pronouncements

On April 1, 2020, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) (ASU 2016-13). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. Entities will be required to use an expected loss model that will result in the earlier recognition of allowances for losses for trade and other receivables, held-to-maturity debt securities, loans, and other instruments. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. The Company adopted the standard utilizing the modified retrospective approach. The adoption of the standard did not have a material impact on its condensed consolidated financial statements.

On April 1, 2020, the Company adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment (ASU 2017-04). ASU 2017-04 eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. The adoption of this standard had no impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). ASU 2019-12 is intended to simplify various aspects related to accounting for income taxes, removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2020. The Company is currently in the process of evaluating the impact and timing of adoption of the ASU 2019-12 on its consolidated financial statements.

2. Revenue and Deferred Revenue

Revenue recognized during the three months ended June 30, 2020 and 2019 from amounts included in deferred revenue at the beginning of the respective periods was approximately $80.8 million and $67.2 million, respectively. Revenue recognized during the three months ended June 30, 2020 from performance obligations satisfied or partially satisfied in previous periods was not material.

Contracted revenue as of June 30, 2020 and 2019 that has not yet been recognized (contracted and not recognized) was $98.9 million and $90.5 million, respectively, which includes deferred revenue and non-cancellable amounts that will be invoiced and recognized as revenue in future periods and excludes contracts with an original expected length of one year or less. The Company expects 56% of contracted and not recognized revenue to be recognized over the next twelve months, 42% in years two and three, with the remaining balance recognized thereafter.

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

Credit risk with respect to accounts receivable is dispersed due to our large number of customers. The Company’s accounts receivable are derived from revenue earned from customers primarily located in the United States, the United Kingdom and South Africa. The Company generally does not require its customers to provide collateral or other security to support accounts receivable. The Company maintains an allowance for its doubtful accounts receivable due to estimated credit losses. The Company estimates credit losses at the reporting date resulting from the inability of its customers to make required payments, including its historical experience of actual losses and the aging of such receivables. These receivables have been pooled by shared risk characteristics. Based on known information the Company may also establish specific allowances for customers in an adverse financial condition or adjust its expectations of changes in conditions that may impact the collectability of outstanding receivables. Credit losses historically have not been significant and the Company generally has not experienced any material losses related to receivables from individual customers, or groups of customers. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable. The Company will continue to actively monitor the impact of the COVID-19 pandemic on expected credit losses. As of June 30, 2020 and March 31, 2020, no individual customer represented more than 10% of the Company’s accounts receivable. During the three months ended June 30, 2020 and 2019, no individual customer represented more than 10% of the Company’s revenue.

The Company diversifies its investment portfolio by investing in multiple types of investment-grade securities and attempts to mitigate a risk of loss by using a third-party investment manager. As of June 30, 2020 and March 31, 2020, the Company did not hold any investments.

4. Cash, Cash Equivalents and Investments

The Company considers all highly liquid instruments purchased with an original maturity date of 90 days or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, amounts held in interest-bearing money market funds and investments with maturities of 90 days or less from the date of purchase. Investments not classified as cash equivalents are presented as either short-term or long-term investments based on both their stated maturities as well as the time period the Company intends to hold such securities. The Company determines the appropriate classification of investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company adjusts the cost of investments for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion in interest income in the condensed consolidated statements of operations. As of June 30, 2020 and March 31, 2020, cash and cash equivalents of $198.5 million and $174.0 million, respectively, were carried at amortized cost, which approximates their market value.

5. Fair Value of Financial Instruments

The Company’s financial instruments include cash, cash equivalents, investments, accounts receivable, accounts payable, accrued expenses and borrowings under the Company’s long-term debt arrangements. The carrying amount of the Company’s long-term debt arrangements approximates its fair values due to the interest rates the Company believes it could obtain for arrangements with similar terms. The carrying amount of the remainder of the Company’s financial instruments approximated their fair values as of June 30, 2020 and March 31, 2020, due to the short-term nature of those instruments.

The Company has evaluated the estimated fair value of financial instruments using available market information. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

Fair values determined using “Level 1 inputs” utilize unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access.  Fair values determined using “Level 2 inputs” utilize quoted prices that are directly or indirectly observable. Fair values determined using “Level 3 inputs” utilize unobservable inputs for determining fair values of assets or liabilities that reflect an entity's own assumptions in pricing assets or liabilities. As of June 30, 2020 and March 31, 2020, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

The Company measures eligible assets and liabilities at fair value, with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities and did not elect the fair value option for any financial assets and liabilities transacted in the three months ended June 30, 2020 and the year ended March 31, 2020.

The following table summarizes financial assets measured and recorded at fair value on a recurring basis in the accompanying condensed consolidated balance sheets as of June 30, 2020 and March 31, 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Total
Assets:
Money market funds	$13,939	$—	$13,939

	March 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Total
Assets:
Money market funds	$17,495	$—	$17,495

6. Leases

The Company has operating and finance leases for data centers, facilities, and certain equipment. The leases have remaining lease terms of less than a year to 9 years, some of which include options to extend the leases for up to 10 years. The Company recognizes lease expense for operating leases on a straight-line basis over the lease term. Variable costs, which are based on actual usage, are not included in the measurement of right-of-use assets (ROUA) and lease liabilities but are expensed when the event determining the amount of variable consideration to be paid occurs. Amortization expense of the ROUA for finance leases is recognized on a straight-line basis over the lease term and interest expense for finance leases is recognized based on the effective interest method using an incremental borrowing rate.

The components of lease expense were as follows:

	Three months ended June 30,
	2020	2019
Short-term lease cost	$67	$73
Variable lease cost	1,743	949
Operating lease cost	8,377	9,400
Finance lease cost:
Amortization of lease assets	250	309
Interest on lease liabilities	16	28
Total finance lease cost	$266	$337

Supplemental cash flow information related to leases was as follows:

	Three months ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$9,637	$6,837
Operating cash outflows from finance leases	$20	$18
Financing cash outflows from finance leases	$347	$166

Weighted-average remaining lease term and discount rate:

	As of June 30,	As of March 31,
	2020	2020
Weighted-average remaining lease term (in years)
Operating leases	6.36	6.46
Finance leases	1.06	1.31
Weighted-average discount rate
Operating leases	4.78%	4.74%
Finance leases	4.83%	4.83%

Maturities of lease liabilities as of June 30, 2020 were as follows:

Year Ending March 31,	Operating Leases	Finance Leases
Remainder of 2021	$27,949	$735
2022	27,910	326
2023	21,406	—
2024	14,757	—
2025	14,253	—
Thereafter	43,465	—
Total lease payments	149,740	1,061
Less: imputed interest	(20,496)	(27)
Total lease liabilities	$129,244	$1,034

As of June 30, 2020, the Company had additional operating leases of $1.2 million, including data center leases, the terms of which have not yet commenced. These operating leases are expected to commence in the current fiscal year with lease terms of 2 to 3 years. As of June 30, 2020, the Company had no additional finance leases that have not yet commenced.

7. Internal-use Software Costs

Software Development Costs

Costs incurred to develop software applications used in the Company’s SaaS platform consist of certain direct costs of materials and services incurred in developing or obtaining internal-use computer software, and payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the project. These costs generally consist of internal labor during configuration, coding, and testing activities. Research and development costs incurred during the preliminary project stage or costs incurred for data conversion activities, training, maintenance and general and administrative or overhead costs are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the application is substantially complete and ready for its intended use. Qualified costs incurred during the operating stage of the Company’s software applications relating to upgrades and enhancements are capitalized to the extent it is probable that they will result in added functionality, while costs incurred for maintenance of, and minor upgrades and enhancements to, internal-use software are expensed as incurred. During the three ended June 30, 2020 and 2019, the Company believes the substantial majority of its development efforts were either in the preliminary project stage of development or in the operation stage (post-implementation), and accordingly, no costs have been capitalized during these periods. These costs are included in the accompanying condensed consolidated statements of operations as research and development expense.

Implementation Costs on Cloud-computing Arrangements

As of June 30, 2020 and March 31, 2020, the net carrying value of capitalized implementation costs related to hosting arrangements that were incurred during the application development stage were $2.7 million and $2.9 million, respectively. These capitalized implementation costs will be amortized over the expected term of the arrangement and are amortized in the same line item in the condensed consolidated statements of operations as the expense for fees for the associated hosting arrangement.

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

The following table presents the calculation of basic and diluted net income (loss) per share for the periods presented (in thousands, except per share data):

	Three months ended June 30,
	2020	2019
Numerator:
Net income (loss)	$3,138	$(4,010)
Denominator:
Weighted-average number of ordinary shares used in computing net income (loss) per share applicable to ordinary shareholders - basic	63,019	61,444
Dilutive effect of share equivalents resulting from share options, RSUs and ESPP shares	1,657	—
Weighted-average number of ordinary shares used in computing net income (loss) per share - diluted	64,676	61,444
Net income (loss) per share applicable to ordinary shareholders:
Basic	$0.05	$(0.07)
Diluted	$0.05	$(0.07)

The following potentially dilutive ordinary share equivalents have been excluded from the calculation of diluted weighted-average shares outstanding as their effect would have been anti-dilutive for the periods presented (in thousands):

	Three months ended June 30,
	2020	2019
Share options outstanding	4,406	6,946
Unvested RSUs	520	1,158
ESPP shares	85	83

9. Share-Based Compensation

For the three months ended June 30, 2020 and 2019, all grants of share-based awards have been made under the Mimecast Limited 2015 Share Option and Incentive Plan (the 2015 Plan) and the 2015 Employee Share Purchase Plan (the ESPP). Additionally, the Company has two pre-IPO share-based compensation plans including the Mimecast Limited 2010 EMI Share Option Scheme (the

2010 Plan) and the Mimecast Limited Approved Share Option Plan (the Approved Plan) (the 2010 Plan and the Approved Plan, collectively, the Historical Plans). Subsequent to November 19, 2015, the IPO date, no further grants under the Historical Plans were permitted.

The 2015 Plan allows the compensation committee of the board of directors to make equity-based incentive awards to the Company’s officers, employees, non-employee directors and consultants. Initially a total of 5.5 million ordinary shares were reserved for the issuance of awards under the 2015 Plan. This number is subject to adjustment in the event of a share split, share dividend or other change in our capitalization. The 2015 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1st by 5% of the outstanding number of ordinary shares on the immediately preceding December 31 or such lesser number of shares as determined by the board of directors.

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

Share Options

The fair value of each share option issued under the 2015 Plan was estimated using the Black-Scholes option-pricing model that used the following weighted-average assumptions:

	Three months ended June 30,
	2020	2019
Expected term (in years)	6.1	6.1
Risk-free interest rate	0.6%	2.4%
Expected volatility	44.6%	42.8%
Expected dividend yield	—%	—%
Estimated grant date fair value per ordinary share	$33.43	$47.30

The weighted-average per share fair value of options granted to employees during the three months ended June 30, 2020 and 2019 was $14.31 and $21.15, respectively. As of June 30, 2020, the number of options and awards available for future grant under the 2015 Plan was 7,927,616.

Share option activity under the 2015 Plan and the Historical Plans for the three months ended June 30, 2020 was as follows:

	Number of Awards	Weighted Average Exercise Price (1)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2020	6,271,111	$31.61	7.55	$47,621
Options granted	766,987	$33.43
Options exercised	(249,085)	$20.23
Options forfeited and cancelled	(144,884)	$38.68
Outstanding as of June 30, 2020	6,644,129	$32.10	7.54	$72,681
Exercisable as of June 30, 2020	2,924,395	$24.09	6.41	$53,358

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

The total intrinsic value of options exercised was $5.4 million for the three months ended June 30, 2020. Total cash proceeds from option exercises for the three months ended June 30, 2020 and 2019 was $5.0 million and $6.7 million, respectively.

As of June 30, 2020, there was approximately $56.1 million of unrecognized share-based compensation related to unvested share-based awards subject to service-based vesting conditions, which is expected to be recognized over a weighted-average period of 2.71 years.

ESPP

In the three months ended June 30, 2020 and 2019, the Company recognized share-based compensation expense under the ESPP of $0.5 million and $0.4 million, respectively. Total cash proceeds from shares purchased under the ESPP for the three months ended June 30, 2020 and 2019 were $3.1 million and $2.5 million, respectively.

As of June 30, 2020, there were 0.7 million shares of the Company's ordinary shares available for future issuance under the ESPP.

RSUs

The Company grants RSUs to its non-employee directors and its employees. Non-employee directors receive an initial RSU grant upon joining the board of directors that vests over three years and an annual grant each year thereafter that vests fully on the one-year anniversary of the grant date. RSUs granted to employees generally vest in four equal annual installments.

RSU activity under the 2015 Plan for the three months ended June 30, 2020 was as follows:

	Number of Awards	Weighted Average Grant Date Fair Value	Intrinsic Value (in thousands) (1)
Unvested RSUs as of March 31, 2020	1,276,840	$43.64	$45,072
RSUs granted	1,584,203	$33.52
RSUs vested	(216,892)	$43.77
RSUs forfeited	(68,452)	$40.14
Unvested RSUs as of June 30, 2020	2,575,699	$37.50	$107,304

(1)

As of June 30, 2020 and March 31, 2020, the intrinsic value of unvested shares was calculated based on the closing price of the Company’s ordinary shares on the NASDAQ Global Select Market on June 30, 2020 and March 31, 2020, respectively, multiplied by the number of unvested RSUs.

As of June 30, 2020, there was approximately $86.8 million of unrecognized share-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 3.32 years.

Share-based compensation expense recognized under the 2015 Plan, Historical Plans and ESPP in the accompanying condensed consolidated statements of operations was as follows:

	Three months ended June 30,
	2020	2019
Cost of revenue	$1,125	$787
Research and development	3,884	2,549
Sales and marketing	4,437	3,782
General and administrative	4,207	2,916
Total share-based compensation expense	$13,653	$10,034

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

Prior to the closing of the acquisition, the Company held an ownership interest of approximately 15.4%. The fair value of the previously held interest at the acquisition date approximated its’ original cost of $3.0 million. The Company acquired the remaining interest in Segasec for cash consideration of $24.2 million, net of cash acquired of $4.3 million.

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

The Company has not presented pro forma results of operations for the Segasec acquisition because it is not material to the Company's condensed consolidated results of operations, financial position, or cash flows.

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

11. Goodwill and Intangible Assets

The following is a rollforward of the Company’s goodwill balance:

Goodwill
Balance as of March 31, 2020	$150,525
Effect of foreign exchange rates	3,676
Balance as of June 30, 2020	$154,201

Purchased intangible assets consist of the following:

	Weighted-
	Average	June 30, 2020
	Remaining	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(in years)	Value	Amortization	Value
Developed technology	8	$34,106	$(5,597)	$28,509
Customer relationships	5	786	(193)	593
Capitalized software and other (1) (2)	3	18,910	(8,160)	10,750
		$53,802	$(13,950)	$39,852

	Weighted-
	Average	March 31, 2020
	Remaining	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(in years)	Value	Amortization	Value
Developed technology	8	$33,269	$(4,547)	$28,722
Customer relationships	5	771	(159)	612
Trade names	N/A	41	(41)	—
Capitalized software and other (1) (2)	3	16,849	(7,789)	9,060
		$50,930	$(12,536)	$38,394

(1)

As of June 30, 2020 and March 31, 2020, the net carrying value of capitalized software and other includes $1.5 million and $1.4 million, respectively, of costs capitalized related to video production costs.

(2)	As of June 30, 2020 and March 31, 2020, the net carrying value of capitalized software and other includes $0.2 million and $0.2 million of costs capitalized related to IP addresses.

For the three months ended June 30, 2020 and 2019, the Company recorded amortization expense of $2.1 million and $1.5 million, respectively. Amortization relating to developed technology and capitalized software was recorded within cost of revenue and amortization of customer relationships and trade names was recorded within sales and marketing expenses.

Future estimated amortization expense of intangible assets as of June 30, 2020, is as follows:

	Purchased Intangible Assets	Capitalized Software
Remainder of 2021	$2,940	$3,284
2022	3,919	3,272
2023	3,919	2,251
2024	3,865	974
2025	3,794	814
Thereafter	10,665	155
Total	$29,102	$10,750

12. Debt

In July 2018, the Company entered into a credit agreement (the Credit Agreement) that provided the Company with a $100.0 million senior secured term loan (the Term Loan) and a $50.0 million senior secured revolving credit facility. In June 2020, the Credit Agreement was amended to permit the Company to issue letters of credit in certain additional foreign currencies beyond the U.S. dollar and the British pound (as amended, the Credit Agreement, the Term Loan and the Revolving Facility are referred to herein as the Credit Facility). The term of the Credit Facility is five years, maturing on July 23, 2023. As of June 30, 2020 and March 31, 2020, the effective interest rate under the Credit Facility was LIBOR plus 1.375%.

The Credit Facility requires the Company to maintain compliance with certain debt covenants, all of which the Company was in compliance with as of June 30, 2020.

As of June 30, 2020, the Company had $92.5 million outstanding on the Term Loan and had no outstanding borrowings under the Revolving Facility. Total availability under the Revolving Facility is reduced by outstanding letters of credit of $2.0 million. As of June 30, 2020, total availability under the Revolving Facility was $48.0 million. On July 28, 2020, the Company drew down $17.5 million under the Revolving Facility. See Note 16 for further information. Future minimum principal payment obligations under the Term Loan are as follows:

Year Ending March 31,	Debt
Remainder of 2021	$5,625
2022	9,375
2023	10,000
2024	67,500
Total minimum debt payments	92,500
Less: Debt issuance costs	(842)
Less: Current portion of long-term debt	(7,202)
Long-term debt	$84,456

As of June 30, 2020 and March 31, 2020, the balance of debt issuance costs recorded as a reduction of debt was $0.8 million and $0.9 million, respectively. As of June 30, 2020 and March 31, 2020, the balance of debt issuance costs recorded in other assets was $0.5 million. For the three months ended June 30, 2020 and 2019, total interest expense under the Credit Facility was $0.7 million and $1.1 million, respectively.

13. Commitments and Contingencies

Litigation

On September 10, 2019, ZapFraud, Inc. (ZapFraud), filed a complaint in the U.S. District Court for the District of Delaware against the Company’s wholly owned subsidiaries, Mimecast North America, Inc., Mimecast Services Limited and Mimecast UK Limited. The complaint alleges that certain elements of the Company’s email security technology infringe a patent held by ZapFraud.  ZapFraud seeks an award for damages in an unspecified amount, attorney’s fees and injunctive relief. On November 22, 2019, the Company filed a Motion to Dismiss for Failure to State a Claim. The Company has requested that a hearing be held on this motion, but no court date has been set. On April 24, 2020, ZapFraud amended its complaint by alleging that the Company’s email security technology infringes an additional patent that was recently issued to ZapFraud. On May 22, 2020, the Company filed a revised Motion to Dismiss for Failure to State a Claim that responds to ZapFraud’s amended complaint. This litigation is in its very early stages. As a result, neither the ultimate outcome of this litigation nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. The Company intends to defend the lawsuit vigorously. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and potential settlement costs, diversion of management resources and other factors.

During fiscal 2019 and 2020, the Company engaged in discussions with a non-practicing patent entity (NPE) regarding the entity’s patented technology and allegations regarding the Company’s past infringement of that technology. On September 30, 2019, the Company entered into confidential global patent license agreements with the NPE and certain of its affiliates that provided patent licenses to the Company related to the NPE’s global patent portfolio, resolved all claims of past infringement and provided mutual covenants not to sue for a certain number of years. Under the terms of the patent license agreements, the Company made an aggregate payment of $5.9 million to the NPE. The Company evaluated the transaction as a multiple-element arrangement and allocated the payment of $5.9 million to each identifiable element using its relative fair value. Based on estimates of fair value, the Company determined that the primary benefit of the arrangement is the avoidance of litigation costs and the release of any potential past infringement claims, with a portion of the value attributable to future use or benefit of the global patent license. In the fiscal years ended March 31, 2020 and 2019, the Company recorded expense of $2.7 million and $1.0 million within general and administrative expenses. The remaining $2.2 million is being amortized over its expected useful life of 3.5 years.

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

Except as described above, the Company was not subject to any material legal proceedings during the three months ended June 30, 2020 and 2019, and, to the best of its knowledge, except as described above, no material legal proceedings are currently pending or threatened.

Indemnification

In the ordinary course of business, the Company provides indemnifications of varying scope and terms to customers, business partners, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from intellectual property infringement claims made by third parties, the Company’s breach of such agreements, and other liabilities relating to or arising from the Company’s acts or omissions. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular indemnification. Based on historical experience and information known as of June 30, 2020 and March 31, 2020, the Company has not incurred any costs for the above indemnities.

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

14. Segment and Geographic Information

Geographic Data

The Company allocates, for the purpose of geographic data reporting, its revenue based upon the location of the contracting subsidiary. Total revenue by geographic area was as follows:

	Three months ended June 30,
	2020	2019
Revenue:
United States	$60,747	$50,416
United Kingdom	33,090	29,393
South Africa	11,175	12,526
Other	10,164	6,896
Total revenue	$115,176	$99,231

Property and equipment, net, by geographic location consists of the following:

	As of June 30,	As of March 31,
	2020	2020
United States	$37,507	$39,193
United Kingdom	29,047	29,644
South Africa	7,031	7,093
Other	12,395	9,248
Total	$85,980	$85,178

15. Income Taxes

The provision for income taxes for the three months ended June 30, 2020 and 2019 was $0.6 million and $0.2 million, respectively, on income (loss) before income taxes of $3.8 million and $(3.8) million, respectively.

The provision for income taxes for the three months ended June 30, 2020 was primarily attributable to the tax provision recorded on the earnings of the Company’s profitable entities, partially offset by the discrete tax benefit of $0.4 million related to excess tax benefits on non-qualified share option exercises by U.S. employees.

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

In assessing the Company’s ability to realize its net deferred tax assets, the Company considered various factors including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations to determine whether it is more likely than not that some portion or all of its net deferred tax assets will not be realized. Based upon these factors, the Company has determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against its net deferred tax assets as of June 30, 2020.

During the three months ended June 30, 2020, the Company did not have a material change to the Company’s liabilities for uncertain tax positions. As of June 30, 2020, the Company did not have any material uncertain tax positions that would impact the effective tax rate if recognized. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying condensed consolidated statements of operations. As of June 30, 2020 and March 31, 2020, accrued interest or penalties related to uncertain tax positions were immaterial.

16. Subsequent Events

On July 29, 2020, the Company acquired eTorch Inc., d/b/a MessageControl (“MessageControl”), a privately-owned company based in the United States, for the preliminary purchase price of approximately $17.0 million, net of cash acquired. MessageControl is a messaging security provider with solutions designed to help stop social engineering and human identity attacks with the use of machine learning technology. On July 28, 2020, the Company drew down $17.5 million under the Revolving Facility to fund the acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended March 31, 2020, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on May 22, 2020. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q and set forth in our other SEC filings, including our Annual Report on Form 10-K filed with the SEC on May 22, 2020. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We operate our business as a software-as-a-service, or SaaS, model with renewable annual subscriptions. Customers enter into annual and multi-year contracts to utilize various components of our services. Our subscription fee includes the use of the selected service and technical support. We believe our technology, subscription-based model, and customer support have led to our high revenue retention rate, which has helped us drive our strong revenue growth. We have historically experienced significant revenue growth from our existing customer base as they renew our services and purchase additional products.

We market and sell our services to organizations of all sizes across a broad range of industries. As of June 30, 2020, we provided our services to approximately 38,600 customers and protected millions of their employees across the world. We generate sales through our network of channel partners as well as through our direct sales force. Our growth and future success depends on our ability to expand our customer base, sell additional services to our existing customers, and retain our customers.

In the three months ended June 30, 2020, we generated 47% of our revenue outside of the United States, with 29% generated from the United Kingdom, 10% from South Africa and 9% from the rest of the world. Our most significant growth market is the United States. We also believe that there is a large opportunity in our other existing markets. We intend to make significant investments in sales and marketing to continue expanding our customer base in our target markets.

We were founded in 2003 in the United Kingdom with a mission to make email safer and better, and to transform the way organizations protect, store and access their email and corporate information. Our Mimecast Email Security 3.0 offerings include Mimecast Email Security, Awareness Training, DMARC Analyzer, Brand Exploit Protect, Mimecast Targeted Threat Protection, and Internal Email Protect. Our DMARC Analyzer and Brand Exploit Protect offerings were launched in fiscal 2020. Our Cyber Resilience Extensions include Mimecast Enterprise Information Archiving, including Sync & Recover, Mimecast Email Continuity, Mimecast Web Security that provides a Domain Name System, or DNS, solution alongside our core email offerings, Mimecast Secure Messaging, Mimecast Privacy Pack, and Mimecast Large File Send.

Recent Developments

The global COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including global government-imposed quarantines, stay-at-home orders, travel restrictions, mandated business closures and other public health safety measures. These containment efforts have caused significant societal and economic disruption worldwide, including in all of the regions in which we operate our business and sell our products and services. We remain committed to supporting our employees, customers and partners, and their communities during the pandemic. We have taken a number of actions as a result of the COVID-19 pandemic, including: (i) instituting a short term closure of all of our global offices, including our global headquarters in London, United Kingdom and our offices in the U.S., and shifting to a remote working environment for all of our employees; (ii) implementing a travel ban, (iii) cancelling or shifting to virtual-only customer, industry and employee events; and (iv) establishing an employee support fund to offset the impact of the pandemic on our more vulnerable employees. The expected duration of these actions is uncertain, and while we have relaxed some of the restrictions described above, including developing plans to partially open some of our global offices in October 2020, we expect that the transition back to normal operations will take time, perhaps several months.

We believe that the global COVID-19 pandemic and the resulting societal and economic disruption has negatively impacted and will continue to negatively impact our business and results of operations in a number of ways. Demand for our products and services has been and may continue to be negatively impacted by a decline in the rate of IT spending and a delay in purchasing decisions as IT and security staff focus on addressing the disruption to their businesses, which may impact sales to prospects and existing customers and increase customer attrition. Our global sales and marketing operations have been disrupted as we have moved to a remote working environment and canceled many customer and industry events. Some customers have requested extended payment terms and we expect that this trend will continue, or potentially accelerate if the economy worsens. The economic disruption may also negatively impact the collectability of our accounts receivables as customers experience extreme distress. We have been closely monitoring the impact of the global COVID-19 pandemic on all aspects of our business, including how it will impact our operations, and we may take further precautionary and preemptive actions as may be required by the evolving circumstances. At the current time, the extent to which the global COVID-19 pandemic may affect our business, results of operations and financial condition is uncertain. See Item 1A, “Risk Factors - The global COVID-19 pandemic, including the related containment efforts, has had, and we expect will continue to have, certain negative impacts on our business and operations, and we are unable to predict with certainty the extent to which it may continue to adversely affect our business, results of operations and financial condition.”

Key Factors Affecting Our Performance

We believe that the growth of our business and our future success are dependent upon a number of key factors, including the following:

Acquisition of new customers. We employ a sales strategy that focuses on acquiring new customers, through our direct sales force and network of channel partners, and selling additional products to existing customers. Acquiring new customers is a key element of our continued success, growth opportunity and future revenue. We have invested in and intend to continue to invest in our direct sales force and channel partners. During the twelve months ended June 30, 2020, our customer base increased by approximately 3,300 organizations.

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

Currency fluctuations. We conduct business in the United States and in other countries in North America, the United Kingdom and in other countries in Europe, South Africa and in other countries in Africa, Australia and the UAE. As a result, we are exposed to risks associated with fluctuations in currency exchange rates, particularly between the U.S. dollar, the British pound and the South African rand. In the three months ended June 30, 2020, 56% of our revenue was denominated in U.S. dollars, 26% in British pounds, 10% in South African rand and 8% in other currencies. Given that the functional currency of our subsidiaries is generally the local currency of each entity, but our reporting currency is the U.S. dollar, devaluations of the British pound, South African rand and other currencies relative to the U.S. dollar impacts our profitability.

Key Performance Indicators

In addition to traditional financial metrics, such as revenue and revenue growth trends, we monitor several other key performance indicators to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. The key performance indicators that we monitor are as follows:

	Three months ended June 30,
	2020	2019
	(dollars in thousands)
Revenue constant currency growth rate (1)	21%	32%
Revenue retention rate	106%	111%
Total customers (2)	38,600	35,300
Gross profit percentage	75%	74%
Adjusted EBITDA (1)	$25,665	$13,503

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

Revenue constant currency growth rate. We believe revenue constant currency growth rate is a key indicator of our performance as it measures how we are executing on our strategy exclusive of currency fluctuations, which are beyond our control. We calculate revenue constant currency growth rate by translating revenue from entities reporting in foreign currencies into U.S. dollars using the comparable foreign currency exchange rates from the prior fiscal period. For further explanation of the uses and limitations of this non-GAAP measure and a reconciliation of our revenue constant currency growth rate to revenue, as reported, the most directly comparable GAAP measure, see “Reconciliation of Non-GAAP Financial Measures” below. As our total revenue grows, we expect our constant currency growth rate will decline as the incremental growth from period to period is expected to represent a smaller percentage of total revenue as compared to the prior period.

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

Adjusted EBITDA. We believe that Adjusted EBITDA is a key indicator of our operating results. We define Adjusted EBITDA as net income (loss), adjusted to exclude: depreciation; amortization; disposals and impairment of long-lived assets; acquisition-related gains and expenses; litigation-related expenses; share-based compensation expense; restructuring expense; interest income and interest expense; the provision for income taxes and foreign exchange income. For further explanation of the uses and limitations of this non-GAAP measure and a reconciliation of our Adjusted EBITDA to the most directly comparable GAAP measure, net income (loss), see “Reconciliation of Non-GAAP Financial Measures” below. We expect that our Adjusted EBITDA will continue to increase compared to the prior fiscal year; however, we expect that our operating expenses will also increase in absolute dollars as we focus on expanding our sales and marketing teams and growing our research and development capabilities.

Reconciliation of Non-GAAP Financial Measures

Revenue constant currency growth rate

In order to determine how our business performed exclusive of the effect of foreign currency fluctuations, we compare the percentage change in our revenue from one period to another using a constant currency. To determine the revenue constant currency growth rate for the fiscal periods below, revenue from entities reporting in foreign currencies was translated into U.S. dollars using the comparable prior period’s foreign currency exchange rates. For example, the average rates in effect for the three months ended June 30, 2019 were used to convert revenue for the three months ended June 30, 2020 and the revenue for the comparable prior period ended June 30, 2019, rather than the actual exchange rates in effect during the respective periods. Revenue constant currency growth rate is a non-GAAP financial measure. A reconciliation of this non-GAAP measure to its most directly comparable GAAP measure for the respective periods can be found in the table below:

	Three months ended June 30,
	2020	2019
	(dollars in thousands)
Reconciliation of Revenue Constant Currency Growth Rate:
Revenue, as reported	$115,176	$99,231
Revenue year-over-year growth rate, as reported	16%	27%
Estimated impact of foreign currency fluctuations	5%	5%
Revenue constant currency growth rate	21%	32%

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

However, this non-GAAP measure should not be considered in isolation or as a substitute for our financial results prepared in accordance with principles generally accepted in the United States. For example, revenue constant currency growth rates, by their nature, exclude the impact of foreign exchange, which may have a material impact on GAAP revenue. Non-GAAP financial measures are not based on any comprehensive set of accounting rules or principles and therefore other companies may calculate similarly titled non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss), adjusted to exclude: depreciation; amortization; disposals and impairments of long-lived assets; acquisition-related gains and expenses; litigation-related expenses; share-based compensation expense; restructuring expense; interest income and interest expense; the provision for income taxes and foreign exchange income.

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

We do not place undue reliance on Adjusted EBITDA as a measure of operating performance. This non-GAAP measure should not be considered as a substitute for other measures of financial performance reported in accordance with principles generally accepted in the United States. There are limitations to using a non-GAAP financial measure, including that other companies may calculate this measure differently than we do, that it does not reflect our capital expenditures or future requirements for capital expenditures and that it does not reflect changes in, or cash requirements for, our working capital.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA:

	Three months ended June 30,
	2020	2019
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$3,138	$(4,010)
Depreciation, amortization and disposals of long-lived assets	8,852	7,455
Interest expense, net	706	298
Provision for income taxes	613	230
Share-based compensation expense	13,653	10,034
Foreign exchange income	(1,662)	(854)
Acquisition-related expenses (1)	365	—
Litigation-related expenses (2)	—	350
Adjusted EBITDA	$25,665	$13,503

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Changes in accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between our estimates and our actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

We believe that the estimates and assumptions involved in revenue recognition, deferred revenue, goodwill and long-lived asset impairment assessments, accounting for income taxes and share-based compensation have the greatest potential impact on our condensed consolidated financial statements and consider these to be our critical accounting policies. Historically, our estimates and assumptions relative to our critical accounting policies have not differed materially from actual results. For further information on our critical and other significant accounting policies, see the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on May 22, 2020. See Note 1 to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q for changes to our significant accounting policies since the year ended March 31, 2020.

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

We serve approximately 38,600 customers in multiple industries, and our revenue is not concentrated with any single customer or industry. For the three months ended June 30, 2020 and 2019, no single customer accounted for more than 1% of our revenue, and our largest ten customers accounted for less than 10% of our revenue in aggregate.

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

Sales and marketing expenses

Sales and marketing expenses consist primarily of personnel and related costs, including salaries, benefits, bonuses, commissions and share-based compensation expense. In addition to these expenses, we incur costs related to marketing and promotional events, online marketing, product marketing and allocated overhead costs. We expense all costs as they are incurred, excluding sales commissions identified as incremental costs to obtain a contract, which are capitalized and amortized over the life of our customers, which we estimate to be six years. Sales and marketing expenses increased in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 as we continued to expand our sales and marketing efforts globally, particularly in the United States. We expect that our sales and marketing expenses will continue to increase in absolute dollars in the year ending March 31, 2021 but remain relatively consistent as a percentage of revenue with fiscal 2020. New sales personnel require training and may take several months or more to achieve productivity; as such, the costs we incur in connection with the hiring of new sales personnel in a given period are not typically offset by increased revenue in that period and may not result in new revenue if these sales personnel fail to become productive. We expect to increase our investment in sales and marketing as we add new services, which will increase these expenses in absolute dollars. Over the long term, we believe that sales and marketing expenses as a percentage of revenue will vary depending upon the mix of revenue from new and existing customers, as well as changes in the productivity of our sales and marketing programs.

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

Interest expense

Interest expense consists primarily of interest expense associated with our long-term debt and our finance leases. We expect interest expense in fiscal 2021 associated with our long-term debt to be relatively consistent with fiscal 2020, depending on changes in our long-term debt balances and market interest rates.

Foreign exchange income and other, net

Foreign exchange income and other, net consists primarily of foreign exchange fluctuations related to short-term intercompany accounts, foreign currency exchange gains and losses related to transactions denominated in currencies other than the functional currency for each of our subsidiaries and other non-operating items including sublease income and other income. We expect our foreign currency exchange gains and losses to continue to fluctuate in the future as foreign currency exchange rates change.

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

Our provision for income taxes for the three months ended June 30, 2020 was primarily attributable to the tax provision recorded on the earnings of our profitable entities, partially offset by the discrete tax benefit of $0.4 million related to excess tax benefits on non-qualified share option exercises by U.S. employees.

Our provision for income taxes for the three months ended June 30, 2019 was primarily attributable to the tax provision recorded on the earnings of our U.S. and South African entities, partially offset by the tax benefit provided on the loss of our Israeli entity and a discrete tax benefit of $0.6 million related to excess tax benefits on share option exercises by U.S. employees.

Comparison of Period-to-Period Results of Operations

The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated:

	Three months ended June 30,
	2020	2019
	(in thousands)
Revenue	$115,176	$99,231
Cost of revenue	28,469	25,467
Gross profit	86,707	73,764
Operating expenses
Research and development	22,802	19,385
Sales and marketing	44,043	43,370
General and administrative	17,168	15,447
Total operating expenses	84,013	78,202
Income (loss) from operations	2,694	(4,438)
Other income (expense)
Interest income	177	982
Interest expense	(883)	(1,280)
Foreign exchange income and other, net	1,763	956
Total other income (expense), net	1,057	658
Income (loss) before income taxes	3,751	(3,780)
Provision for income taxes	613	230
Net income (loss)	$3,138	$(4,010)

The following table sets forth our condensed consolidated statements of operations data as a percentage of revenue for each of the periods indicated:

	Three months ended June 30,
	2020	2019
Revenue	100%	100%
Cost of revenue	25%	26%
Gross profit	75%	74%
Operating expenses
Research and development	20%	20%
Sales and marketing	38%	44%
General and administrative	15%	16%
Total operating expenses	73%	79%
Income (loss) from operations	2%	(4)%
Other income (expense)
Interest income	—%	1%
Interest expense	(1)%	(1)%
Foreign exchange income and other, net	2%	1%
Total other income (expense), net	1%	1%
Income (loss) before income taxes	3%	(4)%
Provision for income taxes	1%	—%
Net income (loss)	3%	(4)%

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

	Three months ended June 30,
	2020	2019
	(in millions)
Revenue	$5.1	$4.7
Cost of revenue	1.6	1.4
Research and development	1.6	1.4
Sales and marketing	1.8	1.8
General and administrative	0.5	0.5

Comparison of the Three Months Ended June 30, 2020 and 2019

Revenue

	Three months ended June 30,		Period-to-period change
	2020	2019	Amount	% Change
	(dollars in thousands)
Revenue	$115,176	$99,231	$15,945	16%

Revenue increased $15.9 million in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase in revenue was primarily attributable to increases in new customers, including approximately 3,300 new customers added since June 30, 2019, a full quarter of revenue related to new customers added during the first quarter of fiscal 2020, and additional revenue from customers that existed as of June 30, 2019. Revenue for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was negatively impacted by approximately $4.5 million primarily as a result of the strengthening of the U.S. dollar relative to the South African rand and British pound.

Cost of Revenue

	Three months ended June 30,		Period-to-period change
	2020	2019	Amount	% Change
	(dollars in thousands)
Cost of revenue	$28,469	$25,467	$3,002	12%

Cost of revenue increased $3.0 million in the three months ended June 30, 2020 compared to the three months ended June 30, 2019, which was primarily attributable to increases in data center costs of $1.2 million and personnel-related costs of $1.1 million. Cost of revenue for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was positively impacted by approximately $1.1 million primarily as a result of the strengthening of the U.S. dollar relative to the South African rand and British pound. Data center costs increased primarily as a result of the increase in our customer base and personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount.

As a result of changes in foreign exchange rates, gross profit decreased in absolute dollars by approximately $3.4 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Excluding the impact of changes in foreign currency exchange rates, gross profit as a percentage of revenue remained consistent as costs related to supporting and hosting our product offerings and delivering our services are primarily incurred in the region in which the related revenue is recognized.

Operating Expenses

	Three months ended June 30,		Period-to-period change
	2020	2019	Amount	% Change
	(dollars in thousands)
Operating expenses:
Research and development	$22,802	$19,385	$3,417	18%
Sales and marketing	44,043	43,370	673	2%
General and administrative	17,168	15,447	1,721	11%
Total operating expenses	$84,013	$78,202	$5,811	7%

Research and development expenses

Research and development expenses increased $3.4 million in the three months ended June 30, 2020 compared to the three months ended June 30, 2019, which was primarily attributable to increases in personnel-related costs of $2.5 million and share-based compensation expense of $1.3 million. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount. Share-based compensation expense increased primarily as a result of equity grants issued to employees since the prior year.

Sales and marketing expenses

Sales and marketing expenses had no significant overall change in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. However, there were increases in personnel-related costs of $2.9 million and marketing costs of $1.0 million, partially offset by decreases in travel and other costs of $3.7 million. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount and commissions. Marketing costs increased primarily as a result of increased advertising costs. Travel and other costs decreased primarily as a result of the impact of the global COVID-19 pandemic and the travel and gathering restrictions in place during the three months ended June 30, 2020.

General and administrative expenses

General and administrative expenses increased $1.7 million in the three months ended June 30, 2020 compared to the three months ended June 30, 2019, which was primarily attributable to increases in share-based compensation expense of $1.3 million. Share-based compensation expense increased primarily as a result of equity grants issued to employees since the prior year.

Other Income (Expense)

	Three months ended June 30,		Period-to-period change
	2020	2019	Amount	% Change
	(dollars in thousands)
Other income (expense):
Interest income	$177	$982	$(805)	(82)%
Interest expense	(883)	(1,280)	397	(31)%
Foreign exchange income and other, net	1,763	956	807	84%
Total other income (expense), net	$1,057	$658	$399	61%

Other income (expense), net had no meaningful change in the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Provision for Income Taxes

	Three months ended June 30,		Period-to-period change
	2020	2019	Amount	% Change
	(dollars in thousands)
Provision for income taxes	$613	$230	$383	167%

The provision for income taxes increased by $0.4 million in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase in the provision for income taxes was primarily attributable to changes in the geographical mix of earnings.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, investments, accounts receivable and our Revolving Facility. The following table shows net cash provided by operating activities, net cash (used in) provided by investing activities, and net cash provided by financing activities for the three months ended June 30, 2020 and 2019:

	Three months ended June 30,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$29,305	$28,524
Net cash (used in) provided by investing activities	(10,771)	1,814
Net cash provided by financing activities	3,963	6,942

As of June 30, 2020 and March 31, 2020, we had cash and cash equivalents of $198.5 million and $174.0 million, respectively. Net cash provided by operating activities was $29.3 million for the three months ended June 30, 2020. In the year ending March 31, 2021, we expect net cash provided by operating activities to increase as compared to the year ended March 31, 2020. In the year ending March 31, 2021, we plan to continue to invest in the development and expansion of our Mime | OS™ platform to improve on our existing solutions in order to provide more capabilities to our customers. Investments in capital expenditures in the year ended March 31, 2020 were $53.2 million, of which $31.2 million related to the expansion of our grid architecture. We expect fiscal year 2021 capital expenditures to decrease significantly as fiscal year 2020 included one-time costs related to the build-out and expansion of facilities in the United Kingdom and other locations.

Based on our current operating plan, we believe that our current cash and cash equivalents, Revolving Facility and operating cash flows will be sufficient to fund our operations for at least the next twelve months from the date of this filing. Our future capital requirements may vary materially from those planned and will depend on certain factors, such as, our growth and our operating results. If we require additional capital resources to grow our business or to acquire complementary technologies and businesses in the future, we may seek to sell additional equity or raise funds through debt financing or other sources. We cannot provide assurance that additional financing will be available at all or on terms favorable to us. We had commitments for capital expenditures of approximately $5.3 million as of June 30, 2020, primarily related to the expansion of our grid architecture. We had commitments for capital expenditures of approximately $18.3 million as of June 30, 2019, primarily related to the build-out and expansion of facilities in the U.K. and other locations, and the expansion of our grid architecture.

Borrowings and Credit Facility

In July 2018, we entered into a Credit Agreement, or the Credit Agreement, by and among us, certain of our subsidiaries party thereto, as guarantors, certain financial institutions party thereto from time to time, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, or the Administrative Agent. The Credit Agreement provided the Company with a $100.0 million senior secured term loan, or the Term Loan, and a $50.0 million senior secured revolving credit facility, or the Revolving Facility, which is available to fund working capital and for other corporate purposes, including to finance permitted acquisitions and investments. In June 2020, the Credit Agreement was amended to us to issue letters of credit in certain additional foreign currencies beyond the U.S. dollar and the British pound (as amended, the Credit Agreement, the Term Loan and the Revolving Facility are referred to herein as the Credit Facility). Total availability under the Revolving Facility is reduced by outstanding letters of credit. As of June 30, 2020 and 2019, total availability under the Revolving Facility was $48.0 million. In July 2020, the Company drew down $17.5 million under the Revolving Facility. See Note 16 to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q for further information. Interest under the Credit Facility accrues at a rate between LIBOR plus 1.375% and LIBOR plus 1.875%, based on our ratio of indebtedness to earnings before interest, taxes, depreciation, amortization and certain other adjustments, or Consolidated EBITDA. Based on this ratio, the current interest rate as of June 30, 2020 under the Credit Facility is LIBOR plus 1.375%. The term of the Credit Facility is five years, maturing on July 23, 2023. At the time we entered into the Credit Agreement, we had no existing debt.

The Credit Facility has financial covenants that require us to maintain a Consolidated Secured Leverage Ratio (as described below), which commenced on September 30, 2018, of not more than 3.00 to 1.00 for the four consecutive fiscal quarter period ending on the last day of each fiscal quarter, or the Reference Period, with a step-up to 3.50 to 1.00 for any four-quarter period in which we consummate a permitted acquisition having an aggregate purchase price in excess of $25.0 million. We must also maintain a Consolidated Interest Expense Ratio of 3.00 to 1.00 which commenced on September 30, 2018 and for each Reference Period thereafter. For purposes of the covenants, “Consolidated Secured Leverage Ratio” generally refers to the ratio of Consolidated Funded Debt that is secured by a lien on assets of us or our subsidiaries to Consolidated EBITDA. “Consolidated Funded Debt” generally refers to borrowed money, debt instruments, finance leases, deferred purchase price of property or services (excluding accounts payable in the ordinary course of business) and earn outs that are due and payable. “Consolidated Interest Expense Ratio” generally refers to the ratio of Consolidated EBITDA to cash interest expense with respect to indebtedness, with certain exclusions. The Company was in compliance with all covenants as of June 30, 2020 and management reasonably believes it will be in compliance over the next 12 months.

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

The foregoing summary (and any reference to the Credit Facility contained in this Quarterly Report on Form 10-Q) does not purport to be complete and is qualified in its entirety by reference to the Credit Agreement and the related agreements, which are filed as Exhibits 10.17, 10.18, 10.19, 10.20, 10.21, 10.22, 10.23, 10.24, 10.25 and 10.45 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Operating activities

For the three months ended June 30, 2020, cash provided by operating activities was $29.3 million. The primary factors affecting our operating cash flows during the period were our net income of $3.1 million, adjusted for non-cash items of $13.7 million of share-based compensation expense, $7.1 million for amortization of our operating lease right-of-use assets, $8.9 million for depreciation and amortization of our property, equipment and intangible assets, and $2.9 million for amortization of deferred contract costs, partially offset by unrealized currency gains on foreign denominated transactions of $2.7 million. The primary drivers of the changes in operating assets and liabilities were an $8.2 million decrease in operating lease liabilities, a $5.6 million decrease in deferred revenue, a $5.2 million increase in deferred contract costs, and a $2.0 million decrease in accounts payable, partially offset by a $12.4 million decrease in accounts receivable and a $5.3 million increase in accrued expenses and other liabilities primarily due to participation in one-time government programs that allow for payment deferrals due to the global COVID-19 pandemic.

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

Investing activities

For the three months ended June 30, 2020, cash used in investing activities consisted of $10.8 million in purchases of property, equipment and capitalized software. For the three months ended June 30, 2019, cash provided by investing activities of $1.8 million consisted of $14.0 million in maturities of investments, partially offset by $9.2 million in purchases of property, equipment and capitalized software and $3.0 million in strategic investments.

Our capital expenditures in each period were primarily associated with computer equipment purchased in support of our expanding infrastructure. Additionally, in the three months ended June 30, 2020 and 2019, we had purchases of $0.7 million and $2.4 million, respectively in leasehold improvements and office equipment related to the fit-out of our new office facilities.

Financing activities

Cash provided by financing activities of $4.0 million for the three months ended June 30, 2020 was due to proceeds from issuance of ordinary shares under our equity plans of $8.1 million, partially offset by withholding taxes related to net share settlement of employee stock purchase plan, or ESPP, purchases and vesting of restricted share units, or RSUs, of $2.6 million, payments on debt of $1.3 million, and payments on finance lease obligations of $0.3 million.

Cash provided by financing activities of $6.9 million for the three months ended June 30, 2019 was due to proceeds from issuance of ordinary shares under our equity plans of $9.2 million, partially offset by withholding taxes related to net share settlement of ESPP purchases and vesting of RSUs of $1.4 million, payments on debt of $0.6 million and payments on finance lease obligations of $0.2 million.

Net Operating Loss Carryforwards and Income Tax Credits

As of June 30, 2020, we had net operating loss carryforwards in the U.K., U.S. federal and state, Australia, Germany, Israel, and the Netherlands.  U.S. federal net operating losses generated through the fiscal year ending March 31, 2018 expire at various dates through 2038 while U.S. federal net operating losses generating after March 31, 2018 do not expire.  Substantially all U.S. state net operating loss carryforwards expire at various dates through 2040. Net operating loss carryforwards in the Netherlands expire at various dates from 2026 through 2028. Net operating loss carryforwards in the U.K., Australia, Germany and Israel do not expire. As of June 30, 2020, we had U.K. income tax credit carryforwards that do not expire. As of June 30, 2020, we had Israel income tax credit carryforwards that expire at various dates from 2023 to 2025.

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

Off-balance sheet arrangements

Up to and including the three months ended June 30, 2020, we have not had any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As a result, we are not exposed to related financing, liquidity, market or credit risks that could arise if we had engaged in those types of arrangements.

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

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound and South African rand. Percentage of revenue and expenses in foreign currency is as follows:

	Three months ended June 30,
	2020	2019
Revenue generated in locations outside the United States	47%	49%
Revenue in currencies other than the United States dollar	44%	47%
Expenses in currencies other than the United States dollar	49%	49%

Percentages of revenue and expenses denominated in foreign currency are as follows:

	Three months ended June 30, 2020
	Revenues	Expenses
British pound	26%	32%
South African Rand	10%	4%
Other currencies	8%	13%
Total	44%	49%

	Three months ended June 30, 2019
	Revenues	Expenses
British pound	27%	34%
South African Rand	13%	4%
Other currencies	7%	11%
Total	47%	49%

As of June 30, 2020 and March 31, 2020, we had $38.8 million and $48.8 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements. As of June 30, 2020 and March 31, 2020, we had $58.0 million and $44.2 million, respectively, of cash denominated in currencies other than the U.S. dollar. As of June 30, 2020, cash denominated in British pounds and South African rand was $23.6 million and $18.9 million, respectively. As of March 31, 2020, cash denominated in British pounds and South African rand was $14.1 million and $20.1 million, respectively.

In addition, although our foreign subsidiaries have intercompany accounts that are eliminated upon consolidation, these accounts expose us to foreign currency exchange rate fluctuations. Exchange rate fluctuations on short-term intercompany accounts are recorded in our condensed consolidated statements of operations under “foreign exchange income and other, net.”

Currently, our largest foreign currency exposures are the British pound and South African rand. From time to time certain macro-economic events have resulted in volatility in exchange rates including the global COVID-19 pandemic and the U.K’s exit from the European Union. See Item 1A, “Risk Factors – Fluctuations in currency exchange rates could adversely affect our business.” Relative to foreign currency exposures existing as of June 30, 2020, significant movements in foreign currency exchange rates may expose us to significant losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the three months ended June 30, 2020, we estimate that a 10% unfavorable movement in foreign currency exchange rates against the U.S. dollar would have decreased revenue by $5.1 million, decreased expenses by $5.5 million and would have increased our income from operations by $0.4 million. For the three months ended June 30, 2019, we estimate that a 10% unfavorable movement in foreign currency exchange rates against the U.S. dollar would have decreased revenue by $4.7 million, decreased expenses by $5.1 million and would have decreased our loss from operations by $0.4 million. The estimates used assume that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. All of the potential changes noted above are based on sensitivity analyses performed on our financial results for the three months ended June 30, 2020 and 2019.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments primarily consist of money market funds. As of June 30, 2020 and March 31, 2020, we had cash and cash equivalents of $198.5 million and $174.0 million, respectively. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Our Credit Agreement provides us with a $100.0 million senior secured term loan, and a $50.0 million senior secured revolving credit facility. Interest under the Credit Facility accrues at a rate between LIBOR plus 1.375% and LIBOR plus 1.875%. We estimate that a 100 basis point increase in the LIBOR rate would result in approximately $0.9 million of additional interest expense over the ensuing twelve-month period under the Credit Facility. The InterContinental Exchange Benchmark Administration has announced that it will no longer publish the LIBOR rate at some time during 2021. We anticipate that we will amend the Credit Agreement before that time to reflect an alternative interest rate calculation.  We do not expect the change to an alternative rate to have a material impact on our financial results.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that our employees are working remotely due to the global COVID-19 pandemic. We are continually monitoring and assessing the global COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On September 10, 2019, ZapFraud, Inc., or ZapFraud, filed a complaint in the U.S. District Court for the District of Delaware against our wholly owned subsidiaries, Mimecast North America, Inc., Mimecast Services Limited and Mimecast UK Limited. The complaint alleges that certain elements of our email security technology infringe a patent held by ZapFraud. ZapFraud seeks an award for damages in an unspecified amount, attorney’s fees and injunctive relief. On November 22, 2019, we filed a Motion to Dismiss for Failure to State a Claim. We have requested that a hearing be held on this motion, but no court date has been set. On April 24, 2020, ZapFraud amended its complaint by alleging that our email security technology infringes an additional patent that was recently issued to ZapFraud. On May 22, 2020, we filed a revised Motion to Dismiss for Failure to State a Claim that responds to ZapFraud’s amended complaint. This litigation is in its very early stages. As a result, neither the ultimate outcome of this litigation nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. We intend to defend the lawsuit vigorously. Regardless of the outcome, litigation can have an adverse impact on us because of defense and potential settlement costs, diversion of management resources and other factors.

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

In December 2019, a novel strain of coronavirus, or COVID-19, was reported to have surfaced in Wuhan, China. COVID-19 has since spread to Europe, the United States and most other countries, and has been declared a pandemic by the World Health Organization. The COVID-19 pandemic continues to evolve, and to date has led to the implementation of various responses, including global government-imposed quarantines, stay-at-home orders, travel restrictions, mandated business closures and other public health safety measures. Over the last few months, many jurisdictions started to ease these restrictions.  However, this has led to increased infection rates in many locations, which has caused many governments to reinstate, or consider reinstating, some restrictions.  These containment efforts have caused significant societal and economic disruption worldwide, including in all of the regions in which we operate our business and sell our products and services. To date, we have taken a number of actions as a result of the COVID-19 pandemic. Our actions include, among others: (i) a decision to close all of our global offices, including our global headquarters in London, United Kingdom, and the resulting shift to a virtual work environment where all of our employees, including our global sales and customer support staff, are working remotely; (ii) a decision to limit and then ultimately ban all non-essential travel, including international travel; (iii) a decision to cancel or shift to virtual-only certain customer, industry and employee events; and (iv) the establishment of an employee support fund, funded in part by executive and employee donations, to offset the impact of the pandemic on our more vulnerable employees. The expected duration of these actions is uncertain, and we expect that the transition back to normal operations will take time, perhaps several months. We believe that the COVID-19 pandemic has negatively impacted and will continue to negatively impact our business and results of operations in a number of ways, including (i) an impact on the demand for our products and services caused by a decline in the rate of IT and security spending and a delay in purchasing decisions as IT and security staff focus on addressing the disruption to their businesses, which will impact sales to prospects and existing customers and increase customer attrition, (ii) restrictions on our global sales and marketing operations, including eliminating in-person sales activities, (iii) an impact on our employees’ ability to perform necessary business functions, including as a result of illness, family illness and general economic hardship, or as a result of restrictions on movement, including the necessity of working from home for an extended period, (iv) customers seeking extended payment terms or declaring bankruptcy or seeking to liquidate making collectability of accounts receivables difficult or impossible, (v) a disruption to our supply chain, particularly as it relates to hardware needed to expand existing data centers and planned data centers, (vi) continued currency volatility, and (vii) an increased risk of information or cybersecurity incidents and a failure to maintain the uninterrupted operation of our information systems due to, among other things, an increase in remote work. In addition, governmental authorities both in the United States and in Europe have adopted measures to provide economic assistance to businesses, to stabilize the markets and to support economic stability, and many governments are considering adopting additional measures to support their economies.  The future success of these measures is unknown, and they may not be sufficient to mitigate the negative impact of the global COVID-19 pandemic. We have been closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our operations and the operations of our customers, suppliers, vendors and business partners, and may take further precautionary and preemptive actions as may be required by government authorities.

Any of the negative impacts of the global COVID-19 pandemic, including those described above, alone or in combination with others, may have a material adverse effect on our results of operations and financial condition. The extent to which the global COVID-19 pandemic will continue to adversely affect our business and results of operations will depend on numerous evolving factors and future developments that we are not able to predict, including the duration, spread and severity of the outbreak, including the potential that there could be recurring outbreaks in the future, the nature and effectiveness of containment measures, the availability of treatments and a vaccine, the effect on the economy, unemployment, and IT and security spending in particular, and how quickly and to what extent normal economic and business operations can resume. Because our services are offered on a subscription basis, the effect of the pandemic may not be fully reflected in our operating results until future periods. If the global COVID-19 pandemic is prolonged, it could amplify the negative impacts on our business and results of operations, and may also heighten many of the other risks, including risk factors, described in this section and elsewhere in this Annual Report on Form 10-Q. It is also possible that any adverse impacts of the pandemic and containment measures may continue once the pandemic is controlled and the containment measures are lifted.

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

In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions with us when the existing subscription term expires. Although the majority of our customer contracts include auto-renew provisions, our customers have no obligation to renew their subscriptions upon expiration, and we cannot provide assurance that customers will renew subscriptions at the same or higher level of service, if at all, particularly given the economic uncertainty resulting from the global COVID-19 pandemic. For the three-month period ended June 30, 2020, and the fiscal years ended March 31, 2020 and 2019, our customer retention rate has been consistently greater than 90%. We calculate customer retention rate as the percentage of paying customers on the last day of the relevant period in the prior year who remain paying customers on the last day of the relevant period in the current year. The rate of customer renewals may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction or dissatisfaction with our solutions, outages impacting our service, the effectiveness of our customer support services, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, or reductions in our customers’ spending levels or general economic conditions in the geographic regions in which we operate. If our customers do not renew their subscriptions, or renew on less favorable terms, our revenue may decline, and we may not realize improved operating results from our customer base.

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

Laws and regulations related to the provision of services on the internet are increasing, as federal, state and foreign governments continue to adopt new laws and regulations addressing data privacy and the collection, processing, storage and use of personal information. For example, in the United States, these include laws and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Graham-Leach-Bliley Act of 1999, and state breach notification and data privacy laws, as well as regulator enforcement positions and expectations reflected in federal and state regulatory actions, settlements, consent decrees and guidance documents. On June 28, 2018, the State of California enacted the California Consumer Privacy Act of 2018, or

CCPA, which became effective on January 1, 2020. The CCPA governs the collection, sale and use of California consumers’ (i.e., California residents’) personal information (as that term is broadly defined by the CCPA), and it has significant impacts on businesses’ handling of personal information and existing privacy policies and procedures. The CCPA gives California consumers expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation.  The CCPA, as well as data privacy laws that have been proposed in other U.S. states, may limit our ability to use, process and store certain data, which may decrease adoption of our services, increase our costs for compliance, and harm our business, financial condition, cash flows and results of operations. In addition, the CCPA may subject us to regulatory fines by the State of California, individual claims, and increased commercial liabilities. Internationally, virtually every jurisdiction in which we operate has established its own data security, data protection and privacy legal frameworks with which we, or our customers, must comply, including the European Union General Data Protection Regulation, or GDPR. The GDPR applies to any company established in the European Union as well as to those outside the European Union if they collect and use personal data in connection with the offering of goods or services to individuals in the European Union or the monitoring of their behavior. The GDPR has enhanced data protection obligations for controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and has created onerous new obligations and liabilities on service providers or data processors. Under GDPR, fines of up to 20,000,000 Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, may be imposed. Moreover, data subjects can claim damages resulting from violations of the GDPR. The GDPR further grants non-profit organizations the right to bring claims on behalf of data subjects. In addition, further to the United Kingdom’s exit from the European Union on January 31, 2020, the GDPR will continue to apply in the United Kingdom until the end of the transition period on December 31, 2020, or the Brexit transition period. Unless the Brexit transition period is extended, as of January 1, 2021, the GDPR will be brought into UK law as the ‘UK GDPR’, but there may be further developments about the regulation that may impact certain issues such as data transfers between the United Kingdom and the European Union.  We may be required to take steps to ensure the lawfulness of our data transfers, particularly if by the end of the Brexit transition period the European Union Commission has not made an adequacy decision regarding the United Kingdom’s data protection regime.

Given the breadth and depth of changes in data protection obligations, complying with its requirements has caused us to expend significant resources and such expenditures are likely to continue into the future as we respond to new interpretations and enforcement actions and as we continue to negotiate data processing agreements with our customers and business partners.

To facilitate and legitimize the transfer of both customer and personal data from the European Union and the United Kingdom to the United States, in the past we have relied on the EU-U.S. Safe Harbor Framework, which required U.S.-based companies to provide assurance that they were adhering to relevant European standards for personal data protection. In October 2015, the Court of Justice of the European Union (the “CJEU”) invalidated the EU-U.S. Safe Harbor Framework. In February 2016, the U.S. and European Union announced agreement on a new framework for transatlantic data flows entitled the EU-U.S. Privacy Shield Framework and on July 12, 2016, the European Commission deemed the EU-U.S. Privacy Shield Framework an adequate mechanism to enable data transfers outside of the European Economic Area (the “EEA”) to the U.S. under European Union law. On January 12, 2017, the Swiss Government approved the Swiss-U.S. Privacy Shield Framework as a valid legal mechanism to comply with Swiss data protection requirements when transferring personal data from Switzerland to the United States. As noted above, following the departure of the UK from the EEA in January 2020, UK authorities announced that European data privacy regulations will continue to apply to UK personal data during the Brexit transition period, ending December 31, 2020. We are currently certified under the EU-US and the Swiss-US Privacy Shield frameworks. In July 2020, however, the CJEU ruled that the EU-US Privacy Shield Framework is invalid for the transfer of personal data outside of the EEA to the United States. In its decision, the CJEU affirmed that personal data transfers from the EEA to the United States pursuant to standard contractual clauses, or SCCs, remain a valid transfer mechanism, subject to a requirement that the supervisory authorities in member states continue to review the adequacy of the protection afforded by the SCCs.  Because of the CJEU affirmation and the position of the UK authorities to align with European data privacy regulations during the Brexit transition period, we believe that personal data transfers among our global affiliates in accordance with the SCCs comply with applicable European and UK personal data transfer requirements. If SCCs are ultimately determined to provide inadequate protection for personal data transfers between the European Union, the UK and the United States, we will be required to identify and implement alternative solutions to ensure that we comply with European and UK personal data transfer requirements.  If we fail to comply fully with European and UK privacy laws, European Union data protection authorities might impose upon us a number of different sanctions, including fines and restrictions on international personal data transfers.

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

In order to grow our business, we anticipate that we will continue to depend on our relationships with our channel partners who we rely on, in addition to our direct sales force, to sell and support our services. In the three-month period ended June 30, 2020, while no individual channel partner accounted for 10% or more of our revenue, in the aggregate, our channel partners accounted for 75% of our revenue. We expect that sales to channel partners will continue to account for a substantial portion of our revenue for the foreseeable future. We utilize channel partners to efficiently increase the scale of our marketing and sales efforts, increasing our market penetration to customers which we otherwise might not reach on our own. Our ability to achieve revenue growth in the future will depend, in part, on our success in maintaining successful relationships with our channel partners.

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

In addition, as of June 30, 2020, we had $194.1 million in goodwill and intangible assets, net of accumulated amortization, recorded on our balance sheet as a result of our recent acquisitions. We will incur expenses related to the amortization of intangible assets and we may in the future need to incur charges with respect to the impairment of goodwill or intangible assets, which could adversely affect our operating results.

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

We have incurred net losses in each of our fiscal years since our inception in 2003 up through our fiscal year ended March 31, 2020, with the exception of our fiscal year ended March 31, 2015, in which we generated net income of $0.3 million. In the three-month period ended June 30, 2020, we generated net income of $3.1 million. In the three-month period ended June 30, 2019, we incurred net losses of $4.0 million. As of June 30, 2020, we had an accumulated deficit of $80.5 million. We have been growing rapidly, and, as we do so, we incur significant sales and marketing, support and other related expenses. Our ability to achieve and sustain profitability will depend in significant part on our obtaining new customers, expanding our existing customer relationships and ensuring that our expenses, including our sales and marketing expenses and the cost of supporting new customers, does not exceed our revenue. We also expect to make significant expenditures and investments in research and development to expand and improve our services and technical infrastructure. In addition, as a public company, we expect to continue to incur significant legal, accounting and other expenses. These increased expenditures may make it harder for us to achieve and maintain profitability and we cannot predict when we will achieve sustained profitability, if at all. We also may incur net losses in the future for a number of other unforeseen reasons. Accordingly, we may not be able to maintain profitability, once achieved, and we may incur losses in the foreseeable future.

We are subject to a number of risks associated with global sales and operations.

We operate a global business with offices located in the United States, the United Kingdom, South Africa, Australia and Germany, as well as several other locations. In the three-month period ended June 30, 2020, we generated 53% of our revenue from the United States, 29% from the United Kingdom, 10% from South Africa and 9% from the rest of the world. As a result, our sales and operations are subject to a number of risks and additional costs, including the following:

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

•	limited or uncertain protection of intellectual property rights in some countries and the risks and costs associated with monitoring and enforcing intellectual property rights abroad;
•	greater difficulty in enforcing contracts and managing collections in certain jurisdictions, as well as longer collection periods;
•	potential changes in trade relations arising from policy initiatives or other political factors that could negatively impact our purchases of technology among other things;
•	management communication and integration problems resulting from cultural and geographic dispersion;
•	social, economic and political instability, particularly in South Africa where the current economic environment is very challenging;
•	terrorist attacks and security concerns in general; and
•	potentially adverse tax consequences.

All of the factors described above, including the previously described risks related to Brexit, and other factors could harm our ability to generate future global revenue and, consequently, materially impact our business, results of operations and financial condition.

Fluctuations in currency exchange rates could adversely affect our business.

The functional currency of our operating subsidiaries is generally the local currency of each entity and our reporting currency is the U.S. dollar. For the three-month period ended June 30, 2020, 56% of our revenue was denominated in U.S. dollars, 26% in British pounds, 10% in South African rand and 8% in other currencies. Given that the functional currency of our subsidiaries is generally the local currency of each entity, but our reporting currency is the U.S. dollar, fluctuations in currency exchange rates between the U.S. dollar, the British pound, the South African rand and the Australian dollar could materially and adversely affect our business. There may be instances in which costs and revenue will not be matched with respect to currency denomination. We estimate that a 10% increase or decrease in the value of the British pound against the U.S. dollar would have decreased or increased our income from operations by approximately $0.6 million in the three-month period ended June 30, 2020 and that a 10% increase or decrease in the value of the South African rand against the U.S. dollar would have increased or decreased our income from operations by approximately $0.7 million in the three-month period ended June 30, 2020. To date, we have not entered into any currency hedging contracts. As a result, to the extent we continue our expansion on a global basis, we expect that increasing portions of our revenue, cost of revenue, assets and liabilities will be subject to fluctuations in currency valuations. We may experience economic loss and a negative impact on earnings or net assets solely as a result of currency exchange rate fluctuations.

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

We invested 20%, 19% and 17% of our revenue in research and development in the three-month period ended June 30, 2020, and the fiscal years ended March 31, 2020 and 2019, respectively. We expect to continue to dedicate significant financial and other resources to our research and development efforts in order to maintain our competitive position. However, investing in research and development personnel, developing new services and enhancing existing services is expensive and time-consuming, and there is no assurance that such activities will result in significant new marketable services, enhancements to existing services, design improvements, cost savings, revenue or other expected benefits. If we spend significant time and effort on research and development and are unable to generate an adequate return on our investment, our business and results of operations may be materially and adversely affected.

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

In July 2018, we, together with certain of our subsidiaries as guarantors, entered into the Credit Agreement with certain financial institutions, as lenders, and the Administrative Agent. We amended the Credit Agreement in June 2020. The Credit Agreement provided us with a $100.0 million senior secured term loan, which we defined previously as the Term Loan, and a $50.0 million senior secured revolving credit facility, which we defined previously as the Revolving Facility. In July 2020, the Company drew down $17.5 million under the Revolving Facility. See Note 16 to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q for further information. The Credit Agreement requires compliance with significant financial and non-financial covenants, including affirmative covenants relating to the provision of annual and quarterly financial statements and compliance certificates, maintenance of property, insurance, compliance with laws and environmental matters and negative covenants, including, among others, restrictions on the incurrence of certain indebtedness, granting of liens, making investments and acquisitions, mergers and consolidations, paying dividends, entering into affiliate transactions and asset sales. The Credit Agreement also provides for a number of events of default, including, among others, payment, bankruptcy, covenant, representation and warranty, default under material indebtedness (other than the Credit Agreement), change of control and judgment defaults.

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

Our success and ability to compete depend in part on our intellectual property. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. As of June 30, 2020, we had 19 patents issued, 12 patent applications pending in the United States. We also had 5 patents issued in non-U.S. jurisdictions. We may not be able to obtain any further patents, and our pending applications may not result in the issuance of patents. We have issued patents and pending patent applications outside the United States, and we may have to expend significant resources to obtain additional patents as we expand our international operations due to the cost of monitoring and protecting our rights across multiple jurisdictions.

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

Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to assert that our internal control over financial reporting is effective or our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls when it is required to issue such opinion, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our ordinary shares could decline, and we could be subject to sanctions or investigations by Nasdaq Global Select Market, the SEC or other regulatory authorities.

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

As of June 30, 2020, we had net operating loss carryforwards in the U.K., U.S. federal and state, Australia, Germany, Israel, and the Netherlands.  U.S. federal net operating losses generated through the fiscal year ending March 31, 2018 expire at various dates through 2038 while U.S. federal net operating losses generating after March 31, 2018 do not expire.  Substantially all U.S. state net operating loss carryforwards expire at various dates through 2040. Net operating loss carryforwards in the Netherlands expire at various dates from 2026 to 2028. Net operating loss carryforwards in the U.K., Australia, Germany and Israel do not expire. As of June 30, 2020, we had U.K. income tax credit carryforwards that does not expire. As of June 30, 2020, we had Israel income tax credit carryforwards that expire at various dates from 2023 through 2025.

Each jurisdiction in which we operate may have its own limitations on our ability to utilize net operating loss or tax credit carryforwards generated in that jurisdiction that may increase our U.K. and/or foreign income tax liability.

Under Section 382 of the U.S. Internal Revenue Code, if a corporation undergoes an ownership change, the corporation’s ability to use its pre-change net operating loss carryforwards to offset its post-change income and taxes may be limited. In general, an ownership change occurs if there is a 50 percent cumulative change in ownership of the company over a rolling three-year period. Similar rules may apply under U.S. state tax laws. We believe that we have experienced an ownership change in the past and may experience ownership changes in the future resulting from future transactions in our share capital, some of which may be outside our control. Based on the most recent analysis of our historical ownership changes, we do not anticipate a material limitation on the utilization of our tax attributes. However, our ability to utilize net operating loss carryforwards or other tax attributes to offset U.S. federal and state taxable income in the future may be subject to future limitations.

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

Item 6. Exhibits.

The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit List below:

EXHIBIT LIST

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date (mm/dd/yyyy)

2.1	Share Purchase Agreement dated as of July 31, 2018 by and among Mimecast Services Limited, Solebit LABS Ltd., the shareholders of Solebit LABS Ltd. and Shareholder Representative Services LLC, as the Representative	8-K	001-37637	2.1	07/31/2018

3.1	Memorandum and Articles of Association of the Registrant	F-1/A	333-207454	3.2	11/06/2015

10.1	Form of Indemnification Agreement	F-1	333-207454	10.1	10/16/2015

10.2#	Mimecast UK 2007 Key Employee Share Option Plan and Form of Share Option Agreement	F-1	333-207454	10.6	10/16/2015

10.3#	Mimecast UK 2010 EMI Share Option Scheme	F-1	333-207454	10.7	10/16/2015

10.4#	Mimecast UK Approved Share Option Plan and Form of Share Option Certificate	F-1	333-207454	10.8	10/16/2015

10.5#	Mimecast Limited 2015 Share Option and Incentive Plan	F-1/A	333-207454	10.9	11/06/2015

10.6#	German Sub-Plan to the Mimecast Limited 2015 Share Option and Incentive Plan	10-K	001-37637	10.6	05/29/2018

10.7#	Form of Agreements under the Mimecast Limited 2015 Share Option and Incentive Plan	10-K	001-37637	10.7	05/29/2018

10.8#	Mimecast Limited 2015 Employee Share Purchase Plan	10-K	001-37637	10.8	05/29/2019

10.9#	German Sub-Plan to the Mimecast Limited 2015 Employee Share Purchase Plan	10-K	001-37637	10.9	05/22/2020

10.10	Lease, dated November 12, 2012, by and between Mimecast North America, Inc. and Farley White Aetna Mills, LLC	F-1	333-207454	10.3	10/16/2015

10.11	First Amendment to Lease, dated October 19, 2015, by and between Mimecast North America, Inc. and Riverworks Watertown Holdings, LLC (as successor in interest to Farley White Aetna Mills, LLC)	20-F	001-37637	4.9.1	05/25/2016

10.12	Second Amendment to Lease dated as of May 26, 2017 by and between Mimecast North America, Inc. and Whetstone Riverworks Holdings, LLC (as successor in interest to Riverworks Watertown Holdings, LLC and Farley White Aetna Mills, LLC)	10-K	001-37637	10.15	05/29/2018

10.13	Lease dated February 17, 2017 by and between Mimecast North America, Inc. and 191 Spring Street Trust	20-F	001-37637	4.11	05/26/2017

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date (mm/dd/yyyy)

10.14	Agreement for Lease dated as of January 2, 2018 by and between Bluebutton Developer Company (2012) Limited, Bluebutton Properties UK Limited, B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited, and the Company, and the related Underleases	10-K	001-37637	10.20	05/29/2018

10.15#	Amended and Restated Employment Agreement dated as of September 2, 2015 between Mimecast North America, Inc. and Peter C. Bauer	10-K	001-37637	10.21	05/29/2018

10.16#	Offer Letter dated July 22, 2016 between Mimecast North America, Inc. and Robert P. Nault	10-K	001-37637	10.25	05/29/2018

10.17	Credit Agreement dated as of July 23, 2018, by and among Mimecast Limited, certain of Mimecast Limited’s subsidiaries party thereto, as guarantors, certain financial institutions party thereto from time to time, as Lenders, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-37637	10.1	07/24/2018

10.18	Pledge and Security Agreement dated as of July 23, 2018, by and among Mimecast UK Limited, the Grantors (as defined in the Pledge and Security Agreement) and JPMorgan Chase Bank, N.A., as administrative agent to the Lenders party to the Credit Agreement	8-K	001-37637	10.2	07/24/2018

10.19	Trademark Security Agreement dated as of July 23, 2018, by and among Ataata, Inc., Mimecast Services Limited, in favor of JPMorgan Chase Bank, N.A., as administrative agent to the Lenders party to the Credit Agreement	8-K	001-37637	10.3	07/24/2018

10.20	Patent Security Agreement dated as of July 23, 2018, by and between Mimecast Services Limited, in favor of JPMorgan Chase Bank, N.A., as administrative agent to the Lenders party to the Credit Agreement	8-K	001-37637	10.4	07/24/2018

10.21	Security Agreement dated as of July 23, 2018 by and between Mimecast UK Limited, Mimecast Services Limited, Mimecast USD Limited, Mimecast Development Limited, as the original chargors, and JPMorgan Chase Bank, N.A., as the collateral agent	8-K	001-37637	10.5	07/24/2018

10.22	Security Interest Agreement dated as of July 23, 2018, between Mimecast Limited and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-37637	10.6	07/24/2018

10.23	Security Interest Agreement dated as of July 23, 2018, between Mimecast Offshore Limited and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-37637	10.7	07/24/2018

10.24	Security Interest Agreement dated as of July 23, 2018, between Mimecast Services Limited and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-37637	10.8	07/24/2018

10.25	Security Interest Agreement dated as of July 23, 2018, between Mimecast UK Limited and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-37637	10.9	07/24/2018

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date (mm/dd/yyyy)

10.26#	Israeli Sub-Plan to the Mimecast Limited 2015 Share Option and Incentive Plan	10-Q	001-37637	10.39	11/08/2018

10.27#	Israeli Form of Agreements under the Mimecast Limited 2015 Share Option and Incentive Plan	10-Q	001-37637	10.40	11/08/2018
10.28	First Amendment to Lease dated as of the 8th day of August 2018 by and between 191 Spring Street Trust and Mimecast North America, Inc.	10-Q	001-37637	10.41	11/08/2018
10.29	Deed of Variation dated January 17, 2019 to Agreement for Lease dated as of January 2, 2018 by and between Bluebutton Developer Company (2012) Limited, Bluebutton Properties UK Limited, B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited and Mimecast Limited	10-Q	001-37637	10.43	02/11/2019

10.30#	Offer Letter between Mimecast Limited and Rafe Brown, dated February 7, 2019	8-K	001-37637	10.1	02/11/2019

10.21#	Mimecast Limited Executive Incentive Plan – FY 2020	8-K	001-37637	10.1	03/19/2019

10.32#	Offer Letter between Mimecast Limited and Christina Van Houten, dated March 7, 2018	10-K	001-37637	10.38	05/29/2019

10.33#	Offer Letter between Mimecast Limited and Karen Anderson, dated October 7, 2018	10-K	001-37637	10.39	05/29/2019

10.34	Second Amendment to Lease dated as of the 26th day of March 2019 by and between 191 Spring Street Trust and Mimecast North America, Inc	10-K	001-37637	10.40	05/29/2019

10.35	Lease of 3rd Floor of 1 Finsbury Avenue, London EC2 dated 29 March 2019 between B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited and Mimecast Limited	10-K	001-37637	10.41	05/29/2019

10.36	Lease of 4th Floor of 1 Finsbury Avenue, London EC2 dated 29 March 2019 between B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited and Mimecast Limited	10-K	001-37637	10.42	05/29/2019

10.37	Lease of 5th Floor of 1 Finsbury Avenue, London EC2 dated 29 March 2019 between B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited and Mimecast Limited	10-K	001-37637	10.43	05/29/2019

10.38#	Form of Non-Qualified Share Option Agreement for Company Employees Outside the United States under the Mimecast Limited 2015 Share Option and Incentive Plan	10-K	001-37637	10.40	05/22/2020

10.39#	Form of Restricted Share Unit Award Agreement for Company Employees Outside the United States under the Mimecast Limited 2015 Share Option and Incentive Plan	10-K	001-37637	10.41	05/22/2020

10.40#	Mimecast Limited Executive Incentive Plan – FY 2021	10-K	001-37637	10.42	05/22/2020

10.41#	Transition Agreement between Edward Jennings and Mimecast North America, Inc. dated September 20, 2019	8-K	001-37637	10.1	09/24/2019

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date (mm/dd/yyyy)

10.42#	Offer Letter between Mimecast Limited and Dino DiMarino, dated June 23, 2016	10-K	001-37637	10.44	05/22/2020

10.43#	Offer Letter between Mimecast Services Limited and Heather Bentley, dated October 13, 2019	10-K	001-37637	10.45	05/22/2020

10.44#	Employment Contract between Mimecast Services Limited and Heather Bentley dated 25 November 2019	10-K	001-37637	10.46	05/22/2020

10.45*

Amendment No. 1 to Credit Agreement dated as of June 12, 2020, by and among Mimecast Limited, certain of Mimecast Limited’s subsidiaries party thereto, as guarantors, certain financial institutions party thereto from time to time, as Lenders, and JPMorgan Chase Bank, N.A., as administrative agent

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

Company Name

Date: August 3, 2020	By:	/s/ Peter Bauer
Peter Bauer
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2020	By:	/s/ Rafeal Brown
Rafeal Brown
Chief Financial Officer (Principal Financial and Accounting Officer)