Form 10-Q
period 2020-09-30
Mimecast Ltd
filed 2020-11-02
CIK 1644675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 27, 2020, the registrant had 63,892,288 shares of ordinary shares, $0.012 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MIMECAST LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	As of September 30,	As of March 31,
	2020	2020
Assets
Current assets
Cash and cash equivalents	$230,708	$173,958
Accounts receivable, net	81,143	97,659
Deferred contract costs, net	12,988	11,133
Prepaid expenses and other current assets	19,799	16,145
Total current assets	344,638	298,895

Property and equipment, net	86,885	85,178
Operating lease right-of-use assets	134,201	116,564
Intangible assets, net	45,130	38,394
Goodwill	169,812	150,525
Deferred contract costs, net of current portion	40,775	36,664
Other assets	3,363	3,614
Total assets	$824,804	$729,834

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$10,169	$14,907
Accrued expenses and other current liabilities	47,598	41,607
Deferred revenue	189,956	194,151
Current portion of finance lease obligations	755	1,058
Current portion of operating lease liabilities	34,515	30,379
Current portion of long-term debt	7,828	6,573
Total current liabilities	290,821	288,675

Deferred revenue, net of current portion	11,356	12,816
Long-term finance lease obligations	15	323
Operating lease liabilities	118,773	105,321
Long-term debt	99,532	86,258
Other non-current liabilities	10,056	4,386
Total liabilities	530,553	497,779

Commitments and contingencies (Note 13)

Shareholders' equity
Ordinary shares, $0.012 par value, 300,000,000 shares authorized; 63,842,964 and 62,791,691 shares issued and outstanding as of September 30, 2020 and March 31, 2020, respectively	766	754
Additional paid-in capital	368,813	325,808
Accumulated deficit	(70,472)	(83,660)
Accumulated other comprehensive loss	(4,856)	(10,847)
Total shareholders' equity	294,251	232,055
Total liabilities and shareholders' equity	$824,804	$729,834

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIMECAST LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
Revenue	$122,693	$103,357	$237,869	$202,588
Cost of revenue	29,742	26,134	58,211	51,601
Gross profit	92,951	77,223	179,658	150,987
Operating expenses
Research and development	22,287	19,320	45,089	38,705
Sales and marketing	43,994	41,165	88,037	84,535
General and administrative	16,583	16,756	33,751	32,203
Total operating expenses	82,864	77,241	166,877	155,443
Income (loss) from operations	10,087	(18)	12,781	(4,456)
Other income (expense)
Interest income	174	1,114	351	2,096
Interest expense	(790)	(1,195)	(1,673)	(2,475)
Foreign exchange income (expense) and other, net	1,161	(704)	2,924	252
Total other income (expense), net	545	(785)	1,602	(127)
Income (loss) before income taxes	10,632	(803)	14,383	(4,583)
Provision for income taxes	582	118	1,195	348
Net income (loss)	$10,050	$(921)	$13,188	$(4,931)

Net income (loss) per ordinary share
Basic	$0.16	$(0.01)	$0.21	$(0.08)
Diluted	$0.15	$(0.01)	$0.20	$(0.08)
Weighted-average number of ordinary shares outstanding
Basic	63,517	61,829	63,268	61,638
Diluted	65,581	61,829	65,114	61,638

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIMECAST LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
Net income (loss)	$10,050	$(921)	$13,188	$(4,931)
Other comprehensive income:
Net unrealized losses on investments, net of tax	—	(37)	—	(7)
Change in foreign currency translation adjustment	2,091	1,022	5,991	2,555
Total other comprehensive income	2,091	985	5,991	2,548
Comprehensive income (loss)	$12,141	$64	$19,179	$(2,383)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIMECAST LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three months ended September 30, 2020
					Accumulated
	Ordinary Shares		Additional		Other	Total
	Number of		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of June 30, 2020	63,269	$759	$345,029	$(80,522)	$(6,947)	$258,319
Net income	—	—	—	10,050	—	10,050
Foreign currency translation adjustment	—	—	—	—	2,091	2,091
Issuance of ordinary shares upon exercise of share options	533	6	10,834	—	—	10,840
Share-based compensation	—	—	13,684	—	—	13,684
Tax withholding on vesting of RSUs	—	—	(733)	—	—	(733)
Vesting of RSUs	41	1	(1)	—	—	—
Balance as of September 30, 2020	63,843	$766	$368,813	$(70,472)	$(4,856)	$294,251

	Six months ended September 30, 2020
					Accumulated
	Ordinary Shares		Additional		Other	Total
	Number of		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of March 31, 2020	62,792	$754	$325,808	$(83,660)	$(10,847)	$232,055
Net income	—	—	—	13,188	—	13,188
Foreign currency translation adjustment	—	—	—	—	5,991	5,991
Issuance of ordinary shares upon exercise of share options	782	9	15,871	—	—	15,880
Share-based compensation	—	—	27,350	—	—	27,350
ESPP Purchase	87	1	3,094	—	—	3,095
Tax withholding on ESPP purchases and vesting of RSUs	(3)	—	(3,308)	—	—	(3,308)
Vesting of RSUs	185	2	(2)	—	—	—
Balance as of September 30, 2020	63,843	$766	$368,813	$(70,472)	$(4,856)	$294,251

	Three months ended September 30, 2019
					Accumulated
	Ordinary Shares		Additional		Other	Total
	Number of		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of June 30, 2019	61,729	$740	$281,130	$(85,470)	$(5,292)	$191,108
Net loss	—	—	—	(921)	—	(921)
Foreign currency translation adjustment	—	—	—	—	1,022	1,022
Unrealized losses on investments	—	—	—	—	(37)	(37)
Issuance of ordinary shares upon exercise of share options	197	3	1,934	—	—	1,937
Share-based compensation	—	—	9,908	—	—	9,908
Tax withholding on vesting of RSUs	—	—	(397)	—	—	(397)
Vesting of RSUs	27	—	—	—	—	—
Balance as of September 30, 2019	61,953	$743	$292,575	$(86,391)	$(4,307)	$202,620

	Six months ended September 30, 2019
					Accumulated
	Ordinary Shares		Additional		Other	Total
	Number of		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of March 31, 2019	61,158	$734	$263,388	$(83,632)	$(6,855)	$173,635
Cumulative effect adjustment ASU 2016-02 (1)	—	—	—	2,172	—	2,172
Net loss	—	—	—	(4,931)	—	(4,931)
Foreign currency translation adjustment	—	—	—	—	2,555	2,555
Unrealized losses on investments	—	—	—	—	(7)	(7)
Issuance of ordinary shares upon exercise of share options	638	8	8,602	—	—	8,610
Share-based compensation	—	—	19,923	—	—	19,923
ESPP Purchase	89	—	2,489	—	—	2,489
Tax withholding on ESPP purchases and vesting of RSUs	(6)	—	(1,826)	—	—	(1,826)
Vesting of RSUs	74	1	(1)	—	—	—
Balance as of September 30, 2019	61,953	$743	$292,575	$(86,391)	$(4,307)	$202,620

(1)	Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (ASU 2016-02 or ASC 842)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIMECAST LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended September 30,
	2020	2019
Operating activities
Net income (loss)	$13,188	$(4,931)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,347	14,980
Share-based compensation expense	27,272	19,972
Amortization of deferred contract costs	6,044	4,376
Amortization of debt issuance costs	229	271
Amortization of operating lease right-of-use assets	14,615	15,727
Other non-cash items	—	(71)
Unrealized currency (gains) losses on foreign denominated transactions	(3,417)	137
Changes in assets and liabilities:
Accounts receivable	19,298	8,755
Prepaid expenses and other current assets	(3,148)	6,091
Deferred contract costs	(10,730)	(10,240)
Other assets	(346)	(1,293)
Accounts payable	(2,501)	2,076
Deferred revenue	(11,678)	2,648
Operating lease liabilities	(15,175)	(10,108)
Accrued expenses and other liabilities	8,350	(2,183)
Net cash provided by operating activities	60,348	46,207
Investing activities
Purchases of property, equipment and capitalized software	(20,170)	(22,866)
Purchases of strategic investments	—	(3,025)
Maturities of investments	—	28,000
Payments for acquisitions, net of cash acquired	(17,044)	—
Net cash (used in) provided by investing activities	(37,214)	2,109
Financing activities
Proceeds from issuance of ordinary shares	18,975	11,099
Withholding taxes related to net share settlement of ESPP purchases and vesting of RSUs	(3,308)	(1,826)
Payments on debt	(3,125)	(1,875)
Payments on finance lease obligations	(611)	(418)
Proceeds from long-term debt including revolving credit facilities	17,500	—
Net cash provided by financing activities	29,431	6,980
Effect of foreign exchange rates on cash	4,185	(1,700)
Net increase in cash and cash equivalents	56,750	53,596

Cash and cash equivalents at beginning of period	173,958	137,576
Cash and cash equivalents at end of period	$230,708	$191,172

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,701	$2,149
Cash paid during the period for income taxes	$963	$1,060

Supplemental disclosure of non-cash investing and financing activities
Unpaid purchases of property, equipment and capitalized software	$9,598	$11,293
Operating lease right-of-use assets exchanged for lease obligations	$28,793	$6,791

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

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended March 31, 2020 contained in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of September 30, 2020, and for the three and six months ended September 30, 2020 and 2019. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

The Company reclassified $0.3 million from proceeds from issuance of ordinary shares to tax withholding on employee share purchase plan purchases and vesting of restricted share units within its condensed consolidated statement of shareholders’ equity and condensed consolidated statement of cash flows for the six months ended September 30, 2019 to conform to current period presentation. These reclassifications had no impact on the Company’s previously reported results of operations or its balance sheets.

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

Due to the global COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of September 30, 2020. Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from management’s estimates if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. Changes in estimates are recorded in the period in which they become known.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, other events, and circumstances from non-owner sources. Comprehensive income (loss) consists of net income (loss) and other comprehensive income, which includes certain changes in equity that are excluded from net income (loss). As of September 30, 2020 and March 31, 2020, accumulated other comprehensive loss is presented separately on the condensed consolidated balance sheets and consists of cumulative foreign currency translation adjustments and unrealized gains and losses on investments.

Accounting Policies

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements. As of September 30, 2020, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K, have not changed, other than those impacted by new accounting standards as described below.

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

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). ASU 2019-12 is intended to simplify various aspects related to accounting for income taxes, to remove certain exceptions to the general principles in Topic 740 and to clarify and amend existing guidance to improve consistent application. ASU 2019-12 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2020. The Company is currently in the process of evaluating the impact and timing of adoption of the ASU 2019-12 on its consolidated financial statements.

2. Revenue and Deferred Revenue

Revenue recognized during the three and six months ended September 30, 2020 from amounts included in deferred revenue at the beginning of the respective periods was approximately $85.2 million and $137.9 million, respectively. Revenue recognized during the three and six months ended September 30, 2019 from amounts included in deferred revenue at the beginning of the respective periods was approximately $69.7 million and $112.2 million, respectively. Revenue recognized during the three and six months ended September 30, 2020 from performance obligations satisfied or partially satisfied in previous periods was not material.

Contracted revenue as of September 30, 2020 and March 31, 2020 that has not yet been recognized (contracted and not recognized) was $96.7 million and $97.2 million, respectively, which includes deferred revenue and non-cancellable amounts that will be invoiced and recognized as revenue in future periods and excludes contracts with an original expected length of one year or less. The Company expects 58% of contracted and not recognized revenue to be recognized over the next twelve months, 41% in years two and three, with the remaining balance recognized thereafter.

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

Credit risk with respect to accounts receivable is dispersed due to the Company’s large number of customers. The Company’s accounts receivable are derived from revenue earned from customers primarily located in the United States, the United Kingdom and South Africa. The Company generally does not require its customers to provide collateral or other security to support accounts receivable. The Company maintains an allowance for its doubtful accounts receivable due to estimated credit losses. The Company estimates credit losses at the reporting date resulting from the inability of its customers to make required payments, including its historical experience of actual losses and the aging of such receivables. These receivables have been pooled by shared risk characteristics. Based on known information the Company may also establish specific allowances for customers in an adverse financial condition or adjust its expectations of changes in conditions that may impact the collectability of outstanding receivables. Credit losses historically have not been significant and the Company generally has not experienced any material losses related to receivables from individual customers, or groups of customers. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable. The Company will continue to actively monitor the impact of the COVID-19 pandemic on expected credit losses. As of September 30, 2020 and March 31, 2020, no individual customer represented more than 10% of the Company’s accounts receivable. During the three and six months ended September 30, 2020 and 2019, no individual customer represented more than 10% of the Company’s revenue.

The Company diversifies its investment portfolio by investing in multiple types of investment-grade securities and attempts to mitigate a risk of loss by using a third-party investment manager. As of September 30, 2020 and March 31, 2020, the Company did not hold any investments.

4. Cash, Cash Equivalents and Investments

The Company considers all highly liquid instruments purchased with an original maturity date of 90 days or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, amounts held in interest-bearing money market funds and investments with maturities of 90 days or less from the date of purchase. Investments not classified as cash equivalents are presented as either short-term or long-term investments based on both their stated maturities as well as the time period the Company intends to hold such securities. The Company determines the appropriate classification of investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company adjusts the cost of investments for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion in interest income in the condensed consolidated statements of operations. As of September 30, 2020 and March 31, 2020, cash and cash equivalents of $230.7 million and $174.0 million, respectively, were carried at amortized cost, which approximates their market value.

5. Fair Value of Financial Instruments

The Company’s financial instruments include cash, cash equivalents, investments, accounts receivable, accounts payable, accrued expenses and borrowings under the Company’s long-term debt arrangements. The carrying amount of the Company’s long-term debt arrangements approximates its fair values due to the interest rates the Company believes it could obtain for arrangements with similar terms. The carrying amount of the remainder of the Company’s financial instruments approximated their fair values as of September 30, 2020 and March 31, 2020, due to the short-term nature of those instruments.

The Company has evaluated the estimated fair value of financial instruments using available market information. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

Fair values determined using “Level 1 inputs” utilize unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access.  Fair values determined using “Level 2 inputs” utilize quoted prices that are directly or indirectly observable. Fair values determined using “Level 3 inputs” utilize unobservable inputs for determining fair values of assets or liabilities that reflect an entity's own assumptions in pricing assets or liabilities. As of September 30, 2020 and March 31, 2020, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

The Company measures eligible assets and liabilities at fair value, with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities and did not elect the fair value option for any financial assets and liabilities transacted in the three and six months ended September 30, 2020 and the year ended March 31, 2020.

The following table summarizes financial assets measured and recorded at fair value on a recurring basis in the accompanying condensed consolidated balance sheets as of September 30, 2020 and March 31, 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Total
Assets:
Money market funds	$24,365	$—	$24,365

	March 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Total
Assets:
Money market funds	$17,495	$—	$17,495

6. Leases

The Company has operating leases for data centers and facilities and finance leases for certain equipment. The leases have remaining lease terms of less than one year to 9 years, some of which include options to extend the leases for up to 10 years. The Company recognizes lease expense for operating leases on a straight-line basis over the lease term. Variable costs, which are based on actual usage, are not included in the measurement of right-of-use assets (ROUA) and lease liabilities but are expensed when the event determining the amount of variable consideration to be paid occurs. Amortization expense of the ROUA for finance leases is recognized on a straight-line basis over the lease term and interest expense for finance leases is recognized based on the effective interest method using an incremental borrowing rate.

The components of lease expense were as follows:

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
Short-term lease cost	$21	$68	$88	$141
Variable lease cost	1,815	902	3,558	1,851
Operating lease cost	8,945	9,535	17,322	18,935
Finance lease cost:
Amortization of lease assets	250	310	500	619
Interest on lease liabilities	12	25	28	53
Total finance lease cost	$262	$335	$528	$672

Supplemental cash flow information related to leases was as follows:

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$8,487	$6,659	$18,124	$13,496
Operating cash outflows from finance leases	$12	$24	$32	$42
Financing cash outflows from finance leases	$264	$252	$611	$418

Weighted-average remaining lease term and discount rate:

	As of September 30,	As of March 31,
	2020	2020
Weighted-average remaining lease term (in years)
Operating leases	6.05	6.46
Finance leases	0.82	1.31
Weighted-average discount rate
Operating leases	4.71%	4.74%
Finance leases	4.83%	4.83%

Maturities of lease liabilities as of September 30, 2020 were as follows:

Year Ending March 31,	Operating Leases	Finance Leases
Remainder of 2021	$21,963	$459
2022	35,043	326
2023	29,685	—
2024	21,775	—
2025	20,377	—
Thereafter	47,090	—
Total lease payments	175,933	785
Less: imputed interest	(22,645)	(15)
Total lease liabilities	$153,288	$770

As of September 30, 2020, the Company had no additional operating or finance leases that have not yet commenced.

7. Internal-use Software Costs

Software Development Costs

Costs incurred to develop software applications used in the Company’s SaaS platform consist of certain direct costs of materials and services incurred in developing or obtaining internal-use computer software, and payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the project. These costs generally consist of internal labor during configuration, coding, and testing activities. Research and development costs incurred during the preliminary project stage or costs incurred for data conversion activities, training, maintenance and general and administrative or overhead costs are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the application is substantially complete and ready for its intended use. Qualified costs incurred during the operating stage of the Company’s software applications relating to upgrades and enhancements are capitalized to the extent it is probable that they will result in added functionality, while costs incurred for maintenance of, and minor upgrades and enhancements to, internal-use software are expensed as incurred. During the three and six months ended September 30, 2020 and 2019, the Company believes the substantial majority of its development efforts were either in the preliminary project stage of development or in the operation stage (post-implementation), and accordingly, no costs have been capitalized during these periods. These costs are included in the accompanying condensed consolidated statements of operations as research and development expense.

Implementation Costs on Cloud-computing Arrangements

As of September 30, 2020 and March 31, 2020, the net carrying value of capitalized implementation costs related to hosting arrangements that were incurred during the application development stage were $2.7 million and $2.9 million, respectively. These capitalized implementation costs will be amortized over the expected term of the arrangement and are amortized in the same line item in the condensed consolidated statements of operations as the expense for fees for the associated hosting arrangement.

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

The following table presents the calculation of basic and diluted net income (loss) per share for the periods presented (in thousands, except per share data):

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$10,050	$(921)	$13,188	$(4,931)
Denominator:
Weighted-average number of ordinary shares used in computing net income (loss) per share applicable to ordinary shareholders - basic	63,517	61,829	63,268	61,638
Dilutive effect of share equivalents resulting from share options, RSUs and ESPP shares	2,064	—	1,846	—
Weighted-average number of ordinary shares used in computing net income (loss) per share - diluted	65,581	61,829	65,114	61,638
Net income (loss) per share applicable to ordinary shareholders:
Basic	$0.16	$(0.01)	$0.21	$(0.08)
Diluted	$0.15	$(0.01)	$0.20	$(0.08)

The following potentially dilutive ordinary share equivalents have been excluded from the calculation of diluted weighted-average shares outstanding as their effect would have been anti-dilutive for the periods presented (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
Share options outstanding	3,072	6,848	3,367	6,848
Unvested RSUs	103	1,195	642	1,195
ESPP shares	85	83	82	83

9. Share-Based Compensation

For the three and six months ended September 30, 2020 and 2019, all grants of share-based awards have been made under the Mimecast Limited 2015 Share Option and Incentive Plan (the 2015 Plan) and the 2015 Employee Share Purchase Plan (the ESPP). Additionally, the Company has two pre-IPO share-based compensation plans including the Mimecast Limited 2010 EMI Share Option Scheme (the 2010 Plan) and the Mimecast Limited Approved Share Option Plan (the Approved Plan) (the 2010 Plan and the

Approved Plan, collectively, the Historical Plans). Subsequent to November 19, 2015, the IPO date, no further grants under the Historical Plans were permitted.

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

Share Options

The fair value of each share option issued under the 2015 Plan was estimated using the Black-Scholes option-pricing model that used the following weighted-average assumptions:

	Six months ended September 30,
	2020	2019
Expected term (in years)	6.1	6.1
Risk-free interest rate	0.6%	2.3%
Expected volatility	44.6%	42.8%
Expected dividend yield	—%	—%
Estimated grant date fair value per ordinary share	$33.43	$46.90

The weighted-average per share fair value of options granted to employees during the six months ended September 30, 2020 and 2019 was $14.31 and $20.88, respectively. As of September 30, 2020, the number of options and awards available for future grant under the 2015 Plan was 8,010,203.

Share option activity under the 2015 Plan and the Historical Plans for the six months ended September 30, 2020 was as follows:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2020	6,271,111	$31.61	7.55	$47,621
Options granted	766,987	$33.43
Options exercised	(781,496)	$20.35
Options forfeited and cancelled	(292,496)	$38.08
Outstanding as of September 30, 2020	5,964,106	$33.02	7.50	$83,987
Exercisable as of September 30, 2020	2,754,337	$26.15	6.43	$57,397

The total intrinsic value of options exercised was $19.4 million for the six months ended September 30, 2020. Total cash proceeds from option exercises for the six months ended September 30, 2020 and 2019 was $15.9 million and $8.6 million, respectively.

As of September 30, 2020, there was approximately $48.2 million of unrecognized share-based compensation related to unvested share-based awards subject to service-based vesting conditions, which is expected to be recognized over a weighted-average period of 2.46 years.

ESPP

In the three months ended September 30, 2020 and 2019, the Company recognized share-based compensation expense under the ESPP of $0.7 million and $0.5 million, respectively. In the six months ended September 30, 2020 and 2019, the Company recognized share-based compensation expense under the ESPP of $1.2 million and $0.9 million, respectively. Total cash proceeds from shares purchased under the ESPP for the six months ended September 30, 2020 and 2019 were $3.1 million and $2.5 million, respectively.

As of September 30, 2020, there were 0.7 million shares of the Company's ordinary shares available for future issuance under the ESPP.

RSUs

The Company grants RSUs to its non-employee directors and its employees. Non-employee directors receive an initial RSU grant upon joining the board of directors that vests over three years and an annual grant each year thereafter that vests fully on the one-year anniversary of the grant date. RSUs granted to employees generally vest in four equal annual installments.

RSU activity under the 2015 Plan for the six months ended September 30, 2020 was as follows:

	Number of Awards	Weighted Average Grant Date Fair Value	Intrinsic Value (in thousands) (1)
Unvested RSUs as of March 31, 2020	1,276,840	$43.64	$45,072
RSUs granted	1,725,685	$34.56
RSUs vested	(274,017)	$43.52
RSUs forfeited	(129,146)	$39.49
Unvested RSUs as of September 30, 2020	2,599,362	$37.83	$121,962

(1)

As of September 30, 2020 and March 31, 2020, the intrinsic value of unvested shares was calculated based on the closing price of the Company’s ordinary shares on the NASDAQ Global Select Market on September 30, 2020 and March 31, 2020, respectively, multiplied by the number of unvested RSUs.

As of September 30, 2020, there was approximately $83.9 million of unrecognized share-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 3.14 years.

Share-based compensation expense recognized under the 2015 Plan, Historical Plans and ESPP in the accompanying condensed consolidated statements of operations was as follows:

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
Cost of revenue	$1,163	$906	$2,288	$1,693
Research and development	3,895	2,693	7,779	5,242
Sales and marketing	4,451	3,531	8,888	7,313
General and administrative	4,110	2,808	8,317	5,724
Total share-based compensation expense	$13,619	$9,938	$27,272	$19,972

10. Acquisitions

The following acquisitions have been accounted for as business combinations in accordance with ASC 805, Business Combinations. The Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition dates.

Fiscal 2021 Acquisition

eTorch Inc.

On July 29, 2020, the Company acquired eTorch Inc. (MessageControl), a company incorporated under the laws of the State of Delaware, for cash consideration of approximately $17.0 million, net of cash acquired of $0.4 million. MessageControl is a messaging security provider with solutions designed to help stop social engineering and human identity attacks with the use of machine learning technology.

The preliminary purchase price allocation primarily consisted of $3.8 million of identifiable intangible assets and approximately $14.2 million of goodwill that is not deductible for tax purposes. The identifiable intangible assets primarily include developed technology of $3.5 million, customer relationships of $0.2 million, and patent licenses of $0.1 million, with estimated useful lives of 9.7 years, 6.7 years, and 5.0 years respectively. The goodwill reflects the value of the synergies the Company expects to realize and the assembled workforce. The preliminary purchase price allocation is subject to finalization of amounts for potential working capital and indemnification adjustments.

The Company has not presented pro forma results of operations for the MessageControl acquisition because it is not material to the Company's condensed consolidated results of operations, financial position, or cash flows.

Fiscal 2020 Acquisitions

Segasec Labs Ltd.

On January 3, 2020, the Company acquired Segasec Labs Ltd. (Segasec), a company incorporated under the laws of the State of Israel, that provides digital threat protection.

Prior to the closing of the acquisition, the Company held an ownership interest of approximately 15.4%. The fair value of the previously held interest at the acquisition date approximated its original cost of $3.0 million. The Company acquired the remaining interest in Segasec for cash consideration of $24.2 million, net of cash acquired of $4.3 million.

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

11. Goodwill and Intangible Assets

The following is a rollforward of the Company’s goodwill balance:

Goodwill
Balance as of March 31, 2020	$150,525
Goodwill acquired	14,184
Effect of foreign exchange rates	5,103
Balance as of September 30, 2020	$169,812

Purchased intangible assets consist of the following:

	Weighted-
	Average	September 30, 2020
	Remaining	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(in years)	Value	Amortization	Value
Developed technology	8	$37,979	$(6,691)	$31,288
Customer relationships	5	966	(233)	733
Capitalized software and other (1) (2)	3	22,433	(9,324)	13,109
		$61,378	$(16,248)	$45,130

	Weighted-
	Average	March 31, 2020
	Remaining	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(in years)	Value	Amortization	Value
Developed technology	8	$33,269	$(4,547)	$28,722
Customer relationships	5	771	(159)	612
Trade names	N/A	41	(41)	—
Capitalized software and other (1) (2)	3	16,849	(7,789)	9,060
		$50,930	$(12,536)	$38,394

(1)

As of September 30, 2020 and March 31, 2020, the net carrying value of capitalized software and other includes $1.6 million and $1.4 million, respectively, of costs capitalized related to video production costs.

(2)	As of September 30, 2020 and March 31, 2020, the net carrying value of capitalized software and other includes $0.2 million and $0.2 million of costs capitalized related to IP addresses.

For the three months ended September 30, 2020 and 2019, the Company recorded amortization expense of $2.4 million and $1.5 million, respectively. For the six months ended September 30, 2020 and 2019, the Company recorded amortization expense of $4.6 million and $3.0 million, respectively. Amortization relating to developed technology and capitalized software was recorded within cost of revenue and amortization of customer relationships and trade names was recorded within sales and marketing expenses.

Future estimated amortization expense of intangible assets as of September 30, 2020, is as follows:

	Purchased Intangible Assets	Capitalized Software
Remainder of 2021	$2,178	$2,524
2022	4,357	4,403
2023	4,357	3,289
2024	4,300	1,703
2025	4,226	918
Thereafter	12,603	272
Total	$32,021	$13,109

12. Debt

In July 2018, the Company entered into a credit agreement (the Credit Agreement) that provided the Company with a $100.0 million senior secured term loan (the Term Loan) and a $50.0 million senior secured revolving credit facility (the Revolving Facility). In June 2020, the Credit Agreement was amended to permit the Company to issue letters of credit in certain additional foreign currencies beyond the U.S. dollar and the British pound (as amended, the Credit Agreement, the Term Loan and the Revolving Facility are referred to herein as the Credit Facility). The term of the Credit Facility is five years, maturing on July 23, 2023. As of September 30, 2020 and March 31, 2020, the effective interest rate under the Credit Facility was LIBOR plus 1.375%.

The Credit Facility requires the Company to maintain compliance with certain debt covenants, all of which the Company was in compliance with as of September 30, 2020.

As of September 30, 2020, the Company had $90.6 million outstanding on the Term Loan and had $17.5 million outstanding borrowings under the Revolving Facility, which was drawn down in July 2020. Total availability under the Revolving Facility is reduced by outstanding letters of credit of $2.2 million. As of September 30, 2020, total availability under the Revolving Facility was $30.3 million. Future minimum principal payment obligations under the Term Loan and Revolving Facility are as follows:

Fiscal Year Ending March 31,	Debt
Remainder of 2021	$3,750
2022	9,375
2023	10,000
2024	85,000
Total minimum debt payments	108,125
Less: Debt issuance costs	(765)
Less: Current portion of long-term debt	(7,828)
Long-term debt	$99,532

As of September 30, 2020 and March 31, 2020, the balance of debt issuance costs recorded as a reduction of debt was $0.8 million and $0.9 million, respectively. As of September 30, 2020 and March 31, 2020, the balance of debt issuance costs recorded in other assets was $0.4 million and $0.5 million, respectively. For the three months ended September 30, 2020 and 2019, total interest expense under the Credit Facility was $0.7 million and $1.0 million, respectively. For the six months ended September 30, 2020 and 2019, total interest expense under the Credit Facility was $1.4 million and $2.1 million, respectively.

13. Commitments and Contingencies

Litigation

On September 10, 2019, ZapFraud, Inc. (ZapFraud), filed a complaint in the U.S. District Court for the District of Delaware against the Company’s wholly owned subsidiaries, Mimecast North America, Inc., Mimecast Services Limited and Mimecast UK Limited. The complaint alleges that certain elements of the Company’s email security technology infringe a patent held by ZapFraud.  ZapFraud seeks an award for damages in an unspecified amount, attorney’s fees and injunctive relief. On November 22, 2019, the Company filed a Motion to Dismiss for Failure to State a Claim. On April 24, 2020, ZapFraud amended its complaint by alleging that the Company’s email security technology infringes an additional patent that was recently issued to ZapFraud. On May 22, 2020, the Company filed a revised Motion to Dismiss for Failure to State a Claim that responds to ZapFraud’s amended complaint. On September 18, 2020, the court held a hearing on the motion. The Company expects the court to issue a ruling on the motion sometime in fiscal 2021.  This litigation is in its very early stages. As a result, neither the ultimate outcome of this litigation nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. The Company intends to defend the lawsuit vigorously. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and potential settlement costs, diversion of management resources and other factors.

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

Except as described above, the Company was not subject to any material legal proceedings during the six months ended September 30, 2020 and 2019, and, to the best of its knowledge, except as described above, no material legal proceedings are currently pending or threatened.

Indemnification

In the ordinary course of business, the Company provides indemnifications of varying scope and terms to customers, business partners, vendors, lessors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from intellectual property infringement claims made by third parties, the Company’s breach of such agreements, and other liabilities relating to or arising from the Company’s acts or omissions. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular indemnification. Based on historical experience and information known as of September 30, 2020 and March 31, 2020, the Company has not incurred any costs for the above indemnities.

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

14. Segment and Geographic Information

Geographic Data

The Company allocates, for the purpose of geographic data reporting, its revenue based upon the location of the contracting subsidiary. Total revenue by geographic area was as follows:

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
Revenue:
United States	$63,175	$53,812	$123,922	$104,228
United Kingdom	35,397	29,122	68,487	58,515
South Africa	12,512	12,699	23,687	25,225
Other	11,609	7,724	21,773	14,620
Total revenue	$122,693	$103,357	$237,869	$202,588

Property and equipment, net, by geographic location consists of the following:

	As of September 30,	As of March 31,
	2020	2020
United States	$36,736	$39,193
United Kingdom	29,669	29,644
South Africa	7,272	7,093
Other	13,208	9,248
Total	$86,885	$85,178

15. Income Taxes

The provision for income taxes for the three months ended September 30, 2020 and 2019 was $0.6 million and $0.1 million, respectively, on income (loss) before income taxes of $10.6 million and $(0.8) million, respectively. The provision for income taxes for the six months ended September 30, 2020 and 2019 was $1.2 million and $0.3 million, respectively, on income (loss) before income taxes of $14.4 million and $(4.6) million, respectively.

The provision for income taxes for the three and six months ended September 30, 2020 was primarily attributable to the provision recorded on the earnings of the Company’s profitable entities, partially offset by the discrete tax benefit of $2.7 million and $3.1 million related to excess tax benefits on non-qualified share option exercises by U.S. and U.K. employees. In addition, during the three and six months ended September 30, 2020, the Company recorded a discrete tax benefit of $0.6 million for the release of a portion of the Company’s pre-existing U.S. valuation allowance as a result of the MessageControl business combination.

The provision for income taxes for the three and six months ended September 30, 2019 was primarily attributable to the tax provision recorded on the earnings of the Company’s U.S. and South African entities, partially offset by the tax benefit provided on the loss of the Company’s Israeli entity and a discrete tax benefit of $1.1 million and $1.7 million related to excess tax benefits on share option exercises by U.S. employees.

In assessing the Company’s ability to realize its net deferred tax assets, the Company considered various factors including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations to determine whether it is more likely than not that some portion or all of its net deferred tax assets will not be realized. Based upon these factors, the Company has determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against its net deferred tax assets as of September 30, 2020.

During the three and six months ended September 30, 2020, the Company did not have a material change to the Company’s liabilities for uncertain tax positions. As of September 30, 2020, the Company did not have any material uncertain tax positions that would impact the effective tax rate if recognized. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying condensed consolidated statements of operations. As of September 30, 2020 and March 31, 2020, accrued interest or penalties related to uncertain tax positions were immaterial.

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

We market and sell our services to organizations of all sizes across a broad range of industries. As of September 30, 2020, we provided our services to approximately 39,200 customers and protected millions of their employees across the world. We generate sales through our network of channel partners as well as through our direct sales force. Our growth and future success depend on our ability to expand our customer base, sell additional services to our existing customers, and retain our customers.

In the six months ended September 30, 2020, we generated 48% of our revenue outside of the United States, with 29% generated from the United Kingdom, 10% from South Africa and 9% from the rest of the world. Our most significant growth market is the United States. We also believe that there is a large opportunity in our other existing markets. We intend to make significant investments in sales and marketing to continue expanding our customer base in our target markets.

We were founded in 2003 in the United Kingdom with a mission to make email safer and better, and to transform the way organizations protect, store and access their email and corporate information. Our Mimecast Email Security 3.0 offerings include Mimecast Email Security, Awareness Training, DMARC Analyzer, Brand Exploit Protect, Mimecast Targeted Threat Protection, and Internal Email Protect. Our DMARC Analyzer and Brand Exploit Protect offerings were launched in fiscal 2020. Our Cyber Resilience Extensions include Mimecast Enterprise Information Archiving, including Sync & Recover, Mimecast Email Continuity, Mimecast Web Security that provides a Domain Name System, or DNS, solution alongside our core email offerings, Mimecast Secure Messaging, Mimecast Privacy Pack, and Mimecast Large File Send. In July 2020, we acquired eTorch Inc., or MessageControl, a messaging security provider with solutions designed to help stop social engineering and human identity attacks with the use of machine learning technology.

Recent Developments

The global COVID-19 pandemic continues to evolve, and to date has led to the implementation of various responses, including global government-imposed quarantines, stay-at-home orders, travel restrictions, mandated business closures and other public health safety measures. More recently, there has been a resurgence of infections globally causing many jurisdictions to reimpose restrictions that had been eased during the summer months. These efforts have caused significant societal and economic disruption worldwide, including in all of the regions in which we operate our business and sell our products and services. We remain committed to supporting our employees, customers and partners, and their communities during the pandemic. We have taken a number of actions as a result of the COVID-19 pandemic, including: (i) instituting a short term closure of all of our global offices, including our global headquarters in London, United Kingdom and our offices in the U.S., and shifting to a remote working environment for all of our employees; (ii) implementing a travel ban, (iii) cancelling or shifting to virtual-only customer, industry and employee events; and (iv) establishing an employee support fund to offset the impact of the pandemic on our more vulnerable employees. The expected duration of these actions is uncertain, and while we have relaxed some of the restrictions described above, including developing plans to partially open some of our global offices in early 2021, we expect that the transition back to normal operations will take time, perhaps several months.

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

Key Factors Affecting Our Performance

We believe that the growth of our business and our future success are dependent upon a number of key factors, including the following:

Acquisition of new customers. We employ a sales strategy that focuses on acquiring new customers, through our direct sales force and network of channel partners, and selling additional products to existing customers. Acquiring new customers is a key element of our continued success, growth opportunity and future revenue. We have invested in and intend to continue to invest in our direct sales force and channel partners. During the twelve months ended September 30, 2020, our customer base increased by approximately 3,100 organizations.

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

Currency fluctuations. We conduct business in the United States and in other countries in North America, the United Kingdom and in other countries in Europe, South Africa and in other countries in Africa, Australia and the UAE. As a result, we are exposed to risks associated with fluctuations in currency exchange rates, particularly between the U.S. dollar, the British pound and the South African rand. In the six months ended September 30, 2020, 55% of our revenue was denominated in U.S. dollars, 26% in British pounds, 10% in South African rand and 9% in other currencies. Given that the functional currency of our subsidiaries is generally the local currency of each entity, but our reporting currency is the U.S. dollar, devaluations of the British pound, South African rand and other currencies relative to the U.S. dollar impacts our profitability.

Key Performance Indicators

In addition to traditional financial metrics, such as revenue and revenue growth trends, we monitor several other key performance indicators to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. The key performance indicators that we monitor are as follows:

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Revenue constant currency growth rate (1)	19%	29%	20%	30%
Revenue retention rate	105%	110%	105%	110%
Total customers (2)	39,200	36,100	39,200	36,100
Gross profit percentage	76%	75%	76%	75%
Adjusted EBITDA (1)	$33,604	$19,986	$59,269	$33,489

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

Gross profit percentage. We believe gross profit percentage is a key indicator of our efficiency in offering our services to our customers. Gross profit percentage is calculated as gross profit divided by revenue. Our gross profit percentage has seen growth over the past three years and we expect it to remain relatively consistent for the year ending March 31, 2021; however it has fluctuated and will continue to fluctuate on a quarterly basis due to timing of the addition of hardware and employees to serve our growing customer base. Gross profit also includes amortization of intangible assets related to acquired businesses. We provide our services in each of the regions in which we operate. Costs related to supporting and hosting our product offerings and delivering our services are incurred in the region in which the related revenue is recognized. As a result, our gross profit percentage in actual terms is consistent with gross profit on a constant currency basis.

Adjusted EBITDA. We believe that Adjusted EBITDA is a key indicator of our operating results. We define Adjusted EBITDA as net income (loss), adjusted to exclude: depreciation; amortization; disposals and impairment of long-lived assets; acquisition-related gains and expenses; litigation-related expenses; share-based compensation expense; restructuring expense; interest income and interest expense; the provision for income taxes and foreign exchange income (expense). For further explanation of the uses and limitations of this non-GAAP measure and a reconciliation of our Adjusted EBITDA to the most directly comparable GAAP measure, net income (loss), see “Reconciliation of Non-GAAP Financial Measures” below. We expect that our Adjusted EBITDA will continue to increase compared to the prior fiscal year; however, we expect that our operating expenses will also increase in absolute dollars as we focus on expanding our sales and marketing teams and growing our research and development capabilities.

Reconciliation of Non-GAAP Financial Measures

Revenue constant currency growth rate

In order to determine how our business performed exclusive of the effect of foreign currency fluctuations, we compare the percentage change in our revenue from one period to another using a constant currency. To determine the revenue constant currency growth rate for the fiscal periods below, revenue from entities reporting in foreign currencies was translated into U.S. dollars using the comparable prior period’s foreign currency exchange rates. For example, the average rates in effect for the three and six months ended September 30, 2019 were used to convert revenue for the three and six months ended September 30, 2020 and the revenue for the comparable prior period ended September 30, 2019, rather than the actual exchange rates in effect during the respective periods. Revenue constant currency growth rate is a non-GAAP financial measure. A reconciliation of this non-GAAP measure to its most directly comparable GAAP measure for the respective periods can be found in the table below:

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Reconciliation of Revenue Constant Currency Growth Rate:
Revenue, as reported	$122,693	$103,357	$237,869	$202,588
Revenue year-over-year growth rate, as reported	19%	26%	17%	26%
Estimated impact of foreign currency fluctuations	—%	3%	3%	4%
Revenue constant currency growth rate	19%	29%	20%	30%

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss), adjusted to exclude: depreciation; amortization; disposals and impairments of long-lived assets; acquisition-related gains and expenses; litigation-related expenses; share-based compensation expense; restructuring expense; interest income and interest expense; the provision for income taxes and foreign exchange income (expense).

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA:

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$10,050	$(921)	$13,188	$(4,931)
Depreciation, amortization and disposals of long-lived assets	9,495	7,538	18,347	14,993
Interest expense, net	616	81	1,322	379
Provision for income taxes	582	118	1,195	348
Share-based compensation expense	13,619	9,938	27,272	19,972
Foreign exchange (income) expense	(1,060)	811	(2,722)	(43)
Acquisition-related expenses (1)	302	71	667	71
Litigation-related expenses (2)	—	2,350	—	2,700
Adjusted EBITDA	$33,604	$19,986	$59,269	$33,489

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to use estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Changes in accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between our estimates and our actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

We believe that the estimates and assumptions involved in revenue recognition, deferred revenue, goodwill and long-lived asset impairment assessments, accounting for income taxes and share-based compensation have the greatest potential impact on our condensed consolidated financial statements and consider these to be our critical accounting policies. Historically, our estimates and assumptions relative to our critical accounting policies have not differed materially from actual results. For further information on our critical and other significant accounting policies, see the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on May 22, 2020. See Note 1 to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q for changes to our significant accounting policies since March 31, 2020.

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

We serve approximately 39,200 customers in multiple industries, and our revenue is not concentrated with any single customer or industry. For the six months ended September 30, 2020 and 2019, no single customer accounted for more than 1% of our revenue, and our largest ten customers accounted for less than 10% of our revenue in aggregate.

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

Sales and marketing expenses

Sales and marketing expenses consist primarily of personnel and related costs, including salaries, benefits, bonuses, commissions and share-based compensation expense. In addition to these expenses, we incur costs related to marketing and promotional events, online marketing, product marketing and allocated overhead costs. We expense all costs as they are incurred, excluding sales commissions identified as incremental costs to obtain a contract, which are capitalized and amortized over the life of our customers, which we estimate to be six years. Sales and marketing expenses increased in the three and six months ended September 30, 2020 compared to the three and six months ended September 30, 2019 as we continued to expand our sales and marketing efforts globally, particularly in the United States. We expect that our sales and marketing expenses will continue to increase in absolute dollars in the year ending March 31, 2021 but remain relatively consistent as a percentage of revenue with fiscal 2020. New sales personnel require training and may take several months or more to achieve productivity; as such, the costs we incur in connection with the hiring of new sales personnel in a given period are not typically offset by increased revenue in that period and may not result in new revenue if these sales personnel fail to become productive. We expect to increase our investment in sales and marketing as we add new services, which will increase these expenses in absolute dollars. Over the long term, we believe that sales and marketing expenses as a percentage of revenue will vary depending upon the mix of revenue from new and existing customers, as well as changes in the productivity of our sales and marketing programs.

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

Our provision for income taxes for the three and six months ended September 30, 2020 was primarily attributable to the tax provision recorded on the earnings of our profitable entities, partially offset by the discrete tax benefit of $2.7 million and $3.1 million, respectively related to excess tax benefits on non-qualified share option exercises by U.S. and U.K. employees. In addition, during the three and six months ended September 30, 2020, we recorded a discrete tax benefit of $0.6 million for the release of a portion of the Company’s pre-existing U.S. valuation allowance as a result of the MessageControl business combination.

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

Comparison of Period-to-Period Results of Operations

The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated:

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Revenue	$122,693	$103,357	$237,869	$202,588
Cost of revenue	29,742	26,134	58,211	51,601
Gross profit	92,951	77,223	179,658	150,987
Operating expenses
Research and development	22,287	19,320	45,089	38,705
Sales and marketing	43,994	41,165	88,037	84,535
General and administrative	16,583	16,756	33,751	32,203
Total operating expenses	82,864	77,241	166,877	155,443
Income (loss) from operations	10,087	(18)	12,781	(4,456)
Other income (expense)
Interest income	174	1,114	351	2,096
Interest expense	(790)	(1,195)	(1,673)	(2,475)
Foreign exchange income (expense) and other, net	1,161	(704)	2,924	252
Total other income (expense), net	545	(785)	1,602	(127)
Income (loss) before income taxes	10,632	(803)	14,383	(4,583)
Provision for income taxes	582	118	1,195	348
Net income (loss)	$10,050	$(921)	$13,188	$(4,931)

The following table sets forth our condensed consolidated statements of operations data as a percentage of revenue for each of the periods indicated:

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
Revenue	100%	100%	100%	100%
Cost of revenue	24%	25%	24%	25%
Gross profit	76%	75%	76%	75%
Operating expenses
Research and development	18%	19%	19%	19%
Sales and marketing	36%	40%	37%	42%
General and administrative	14%	16%	14%	16%
Total operating expenses	68%	75%	70%	77%
Income (loss) from operations	8%	—%	5%	(2)%
Other income (expense)
Interest income	—%	1%	—%	1%
Interest expense	(1)%	(1)%	(1)%	(1)%
Foreign exchange income (expense) and other, net	1%	(1)%	1%	—%
Total other income (expense), net	—%	(1)%	1%	—%
Income (loss) before income taxes	9%	(1)%	6%	(2)%
Provision for income taxes	—%	—%	1%	—%
Net income (loss)	8%	(1)%	6%	(2)%

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

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
	(in millions)
Revenue	$5.6	$4.7	$10.7	$9.4
Cost of revenue	1.8	1.5	3.4	2.9
Research and development	1.5	1.3	3.1	2.7
Sales and marketing	1.8	1.8	3.6	3.6
General and administrative	0.5	0.5	1.0	0.9

Comparison of the Three Months Ended September 30, 2020 and 2019

Revenue

	Three months ended September 30,		Period-to-period change
	2020	2019	Amount	% Change
	(dollars in thousands)
Revenue	$122,693	$103,357	$19,336	19%

Revenue increased $19.3 million in the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase in revenue was primarily attributable to increases in new customers, including approximately 3,100 new customers added since September 30, 2019, a full quarter of revenue related to new customers added during the second quarter of fiscal 2020, and additional revenue from customers that existed as of September 30, 2019.

Cost of Revenue

	Three months ended September 30,		Period-to-period change
	2020	2019	Amount	% Change
	(dollars in thousands)
Cost of revenue	$29,742	$26,134	$3,608	14%

Cost of revenue increased $3.6 million in the three months ended September 30, 2020 compared to the three months ended September 30, 2019, which was primarily attributable to increases in data center costs of $1.6 million and personnel-related costs of $1.0 million. Data center costs increased primarily as a result of the increase in our customer base and expanding infrastructure and personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount.

Gross profit as a percentage of revenue remained consistent as costs related to supporting and hosting our product offerings and delivering our services are primarily incurred in the region in which the related revenue is recognized.

Operating Expenses

	Three months ended September 30,		Period-to-period change
	2020	2019	Amount	% Change
	(dollars in thousands)
Operating expenses:
Research and development	$22,287	$19,320	$2,967	15%
Sales and marketing	43,994	41,165	2,829	7%
General and administrative	16,583	16,756	(173)	(1)%
Total operating expenses	$82,864	$77,241	$5,623	7%

Research and development expenses

Research and development expenses increased $3.0 million in the three months ended September 30, 2020 compared to the three months ended September 30, 2019, which was primarily attributable to increases in personnel-related costs of $2.2 million and share-based compensation expense of $1.2 million. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount. Share-based compensation expense increased primarily as a result of equity grants issued to employees since the prior year.

Sales and marketing expenses

Sales and marketing expenses increased $2.8 million in the three months ended September 30, 2020 compared to the three months ended September 30, 2019, which was primarily attributable to increases in personnel-related costs of $4.2 million and share-based compensation expense of $0.9 million, partially offset by decreases in travel and other costs of $1.9 million. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount and commissions. Share-based compensation expense increased primarily as a result of equity grants issued to employees since the prior year. Travel and other costs decreased primarily as a result of the impact of the global COVID-19 pandemic and the travel and gathering restrictions in place during the three months ended September 30, 2020.

General and administrative expenses

General and administrative expenses had no significant overall change in the three months ended September 30, 2020 compared to the three months ended September 30, 2019. However, there were increases in share-based compensation expense of $1.3 million and decreases in litigation-related expenses of $2.2 million (see Note 13 to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q). Share-based compensation expense increased primarily as a result of equity grants issued to employees since the prior year.

Other Income (Expense)

	Three months ended September 30,		Period-to-period change
	2020	2019	Amount	% Change
	(dollars in thousands)
Other income (expense):
Interest income	$174	$1,114	$(940)	(84)%
Interest expense	(790)	(1,195)	405	(34)%
Foreign exchange income (expense) and other, net	1,161	(704)	1,865	nm
Total other income (expense), net	$545	$(785)	$1,330	nm

nm – not meaningful

Foreign exchange income (expense) and other, net changed by $1.9 million primarily as a result of an increase in foreign exchange income of $1.9 million on intercompany balances.

Provision for Income Taxes

	Three months ended September 30,		Period-to-period change
	2020	2019	Amount	% Change
	(dollars in thousands)
Provision for income taxes	$582	$118	$464	393%

The provision for income taxes increased by $0.5 million in the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase in the provision for income taxes was primarily attributable to the provision recorded on the earnings of the Company’s profitable entities, partially offset by the discrete tax benefit of $2.7 million related to excess tax benefits on non-qualified share option exercises by U.S. and U.K. employees. In addition, during the three months ended September 30, 2020, the Company recorded a discrete tax benefit of $0.6 million for the release of a portion of the Company’s pre-existing U.S. valuation allowance as a result of the MessageControl business combination.

Comparison of the Six Months Ended September 30, 2020 and 2019

Revenue

	Six months ended September 30,		Period-to-period change
	2020	2019	Amount	% Change
	(dollars in thousands)
Revenue	$237,869	$202,588	$35,281	17%

Revenue increased $35.3 million in the six months ended September 30, 2020 compared to the six months ended September 30, 2019. The increase in revenue was primarily attributable to increases in new customers, including approximately 3,100 new customers added since September 30, 2019, a full period of revenue related to new customers added during the first six months of fiscal 2019, and additional revenue from customers that existed as of September 30, 2019. Revenue for the six months ended September 30, 2020 compared to the six months ended September 30, 2019 was negatively impacted by approximately $4.4 million primarily as a result of the strengthening of the U.S. dollar relative to the South African rand.

Cost of Revenue

	Six months ended September 30,		Period-to-period change
	2020	2019	Amount	% Change
	(dollars in thousands)
Cost of revenue	$58,211	$51,601	$6,610	13%

Cost of revenue increased $6.6 million in the six months ended September 30, 2020 compared to the six months ended September 30, 2019, which was primarily attributable to increases in data center costs of $2.8 million, personnel-related costs of $2.1 million and depreciation expense of $1.2 million. Cost of revenue for the six months ended September 30, 2020 compared to the six months ended September 30, 2019 was positively impacted by approximately $0.8 million primarily as a result of the strengthening of the U.S. dollar relative to the South African rand. Data center costs increased primarily as a result of the increase in our customer base and expanding infrastructure. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount. Depreciation expense increased primarily as a result of increased capital expenditures in support of our expanding infrastructure.

As a result of changes in foreign exchange rates, gross profit decreased in absolute dollars by approximately $3.6 million for the six months ended September 30, 2020 compared to the six months ended September 30, 2019. Excluding the impact of changes in foreign currency exchange rates, gross profit as a percentage of revenue remained consistent as costs related to supporting and hosting our product offerings and delivering our services are primarily incurred in the region in which the related revenue is recognized.

Operating Expenses

	Six months ended September 30,		Period-to-period change
	2020	2019	Amount	% Change
	(dollars in thousands)
Operating expenses:
Research and development	$45,089	$38,705	$6,384	16%
Sales and marketing	88,037	84,535	3,502	4%
General and administrative	33,751	32,203	1,548	5%
Total operating expenses	$166,877	$155,443	$11,434	7%

Research and development expenses

Research and development expenses increased $6.4 million in the six months ended September 30, 2020 compared to the six months ended September 30, 2019, which was primarily attributable to increases in personnel-related costs of $4.8 million and share-based compensation expense of $2.5 million, partially offset by decreases in travel and other costs of $1.1 million. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount. Share-based compensation expense increased primarily as a result of equity grants issued to employees since the prior year. Travel and other costs decreased primarily as a result of the impact of the global COVID-19 pandemic and the travel and gathering restrictions in place during the six months ended September 30, 2020.

Sales and marketing expenses

Sales and marketing expenses increased $3.5 million in the six months ended September 30, 2020 compared to the six months ended September 30, 2019, which was primarily attributable to increases in personnel-related costs of $7.2 million, share-based compensation expense of $1.6 million, and marketing costs of $0.9 million, partially offset by decreases in travel and other costs of $5.6 million and decreases in professional services of $1.3 million. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount and commissions. Share-based compensation expense increased primarily as a result of equity grants issued to employees since the prior year. Marketing costs increased primarily as a result of increased advertising costs. Travel and other costs decreased primarily as a result of the impact of the global COVID-19 pandemic and the travel and gathering restrictions in place during the six months ended September 30, 2020. Professional services decreased primarily as a result of decreased consulting fees related to software implementations.

General and administrative expenses

General and administrative expenses increased $1.5 million in the six months ended September 30, 2020 compared to the six months ended September 30, 2019, which was primarily attributable to increases in share-based compensation expense of $2.6 million and personnel-related costs of $1.1 million, partially offset by decreases in litigation-related expenses of $2.4 million (see Note 13 to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q). Share-based compensation expense increased primarily as a result of equity grants issued to employees since the prior year. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount.

Other Income (Expense)

	Six months ended September 30,		Period-to-period change
	2020	2019	Amount	% Change
	(dollars in thousands)
Other income (expense):
Interest income	$351	$2,096	$(1,745)	(83)%
Interest expense	(1,673)	(2,475)	802	(32)%
Foreign exchange income and other, net	2,924	252	2,672	1,060%
Total other income (expense), net	$1,602	$(127)	$1,729	nm

nm – not meaningful

Interest income decreased $1.7 million primarily as a result of lower yields on cash, cash equivalents and investments.

Foreign exchange income and other, net increased by $2.7 million primarily as a result of an increase in foreign exchange income of $2.7 million on intercompany balances.

Provision for Income Taxes

	Six months ended September 30,		Period-to-period change
	2020	2019	Amount	% Change
	(dollars in thousands)
Provision for income taxes	$1,195	$348	$847	243%

The provision for income taxes increased by $0.8 million in the six months ended September 30, 2020 compared to the six months ended September 30, 2019. The increase in the provision for income taxes was primarily attributable to the provision recorded on the earnings of the Company’s profitable entities, partially offset by the discrete tax benefit of $3.1 million related to excess tax benefits on non-qualified share option exercises by U.S. and U.K. employees. In addition, during the six months ended September 30, 2020, the Company recorded a discrete tax benefit of $0.6 million for the release of a portion of the Company’s pre-existing U.S. valuation allowance as a result of the MessageControl business combination.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, investments, accounts receivable and our Revolving Facility (as defined below). The following table shows net cash provided by operating activities, net cash (used in) provided by investing activities, and net cash provided by financing activities for the six months ended September 30, 2020 and 2019:

	Six months ended September 30,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$60,348	$46,207
Net cash (used in) provided by investing activities	(37,214)	2,109
Net cash provided by financing activities	29,431	6,980

As of September 30, 2020 and March 31, 2020, we had cash and cash equivalents of $230.7 million and $174.0 million, respectively. Net cash provided by operating activities was $60.3 million for the six months ended September 30, 2020. In the year ending March 31, 2021, we expect net cash provided by operating activities to increase as compared to the year ended March 31, 2020. In the year ending March 31, 2021, we plan to continue to invest in the development and expansion of our Mime | OS™ platform to improve on our existing solutions in order to provide more capabilities to our customers. Investments in capital expenditures in the year ended March 31, 2020 were $53.2 million, of which $31.2 million related to the expansion of our grid architecture. We expect fiscal year 2021 capital expenditures to decrease significantly as fiscal year 2020 included one-time costs related to the build-out and expansion of facilities in the United Kingdom and other locations.

Based on our current operating plan, we believe that our current cash and cash equivalents, Revolving Facility and operating cash flows will be sufficient to fund our operations for at least the next twelve months from the date of this filing. Our future capital requirements may vary materially from those planned and will depend on certain factors, such as, our growth and our operating results. If we require additional capital resources to grow our business or to acquire complementary technologies and businesses in the future, we may seek to sell additional equity or raise funds through debt financing or other sources. We cannot provide assurance that additional financing will be available at all or on terms favorable to us. We had commitments for capital expenditures of approximately $6.8 million as of September 30, 2020, primarily related to the expansion of our grid architecture.

Borrowings and Credit Facility

In July 2018, we entered into a Credit Agreement, or the Credit Agreement, by and among us, certain of our subsidiaries party thereto, as guarantors, certain financial institutions party thereto from time to time, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, or the Administrative Agent. The Credit Agreement provided the Company with a $100.0 million senior secured term loan, or the Term Loan, and a $50.0 million senior secured revolving credit facility, or the Revolving Facility, which is available to fund working capital and for other corporate purposes, including to finance permitted acquisitions and investments. In June 2020, the Credit Agreement was amended to permit us to issue letters of credit in certain additional foreign currencies beyond the U.S. dollar and the British pound (as amended, the Credit Agreement, the Term Loan and the Revolving Facility are referred to herein as the Credit Facility). Total availability under the Revolving Facility is reduced by outstanding letters of credit. As of September 30, 2020 and 2019, total availability under the Revolving Facility was $30.3 million and $46.3 million, respectively. In July 2020, we drew down $17.5 million under the Revolving Facility. See Note 12 to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q for further information. Interest under the Credit Facility accrues at a rate between LIBOR plus 1.375% and LIBOR plus 1.875%, based on our ratio of indebtedness to earnings before interest, taxes, depreciation, amortization and certain other adjustments, or Consolidated EBITDA. Based on this ratio, the current interest rate as of September 30, 2020 under the Credit Facility is LIBOR plus 1.375%. The term of the Credit Facility is five years, maturing on July 23, 2023. At the time we entered into the Credit Agreement, we had no existing debt.

The Credit Facility has financial covenants that require us to maintain a Consolidated Secured Leverage Ratio (as described below), which commenced on September 30, 2018, of not more than 3.00 to 1.00 for the four consecutive fiscal quarter period ending on the last day of each fiscal quarter, or the Reference Period, with a step-up to 3.50 to 1.00 for any four-quarter period in which we consummate a permitted acquisition having an aggregate purchase price in excess of $25.0 million. We must also maintain a Consolidated Interest Expense Ratio of 3.00 to 1.00 which commenced on September 30, 2018 and for each Reference Period thereafter. For purposes of the covenants, “Consolidated Secured Leverage Ratio” generally refers to the ratio of Consolidated Funded Debt that is secured by a lien on assets of us or our subsidiaries to Consolidated EBITDA. “Consolidated Funded Debt” generally refers to borrowed money, debt instruments, finance leases, deferred purchase price of property or services (excluding accounts payable in the ordinary course of business) and earn outs that are due and payable. “Consolidated Interest Expense Ratio” generally refers to the ratio of Consolidated EBITDA to cash interest expense with respect to indebtedness, with certain exclusions. The Company was in compliance with all covenants as of September 30, 2020 and management reasonably believes it will be in compliance with such covenants over the next 12 months.

All obligations under the Credit Agreement are unconditionally guaranteed by all of our material direct and indirect subsidiaries organized under the laws of the United States, the United Kingdom, the Bailiwick of Jersey, and other jurisdictions agreed to by us and the Administrative Agent, with certain exceptions. These guarantees are secured by substantially all of the present and future property and assets of the guarantors, with certain exclusions.

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

Operating activities

For the six months ended September 30, 2020, cash provided by operating activities was $60.3 million. The primary factors affecting our operating cash flows during the period were our net income of $13.2 million, adjusted for non-cash items of $27.3 million of share-based compensation expense, $14.6 million for amortization of our operating lease right-of-use assets, $18.3 million for depreciation and amortization of our property, equipment and intangible assets, and $6.0 million for amortization of deferred contract costs, partially offset by unrealized currency gains on foreign denominated transactions of $3.4 million. The primary drivers of the changes in operating assets and liabilities were a $15.2 million decrease in operating lease liabilities, an $11.7 million decrease in deferred revenue, a $10.7 million increase in deferred contract costs, a $2.5 million decrease in accounts payable and a $3.1 million increase in prepaids and other current assets, partially offset by a $19.3 million decrease in accounts receivable and a $8.4 million increase in accrued expenses and other liabilities primarily due to participation in one-time government programs that allow for payment deferrals due to the global COVID-19 pandemic.

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

Investing activities

For the six months ended September 30, 2020, cash used in investing activities consisted of $20.2 million in purchases of property, equipment and capitalized software and $17.0 million in payments for the MessageControl acquisition. For the six months ended September 30, 2019, cash provided by investing activities of $2.1 million consisted of $28.0 million in maturities of investments, partially offset by $22.9 million in purchases of property, equipment and capitalized software and $3.0 million in strategic investments.

For the six months ended September 30, 2020, our capital expenditures were primarily associated with computer equipment and software purchased in support of our expanding infrastructure. For the six months ended September 30, 2019, our capital expenditures were primarily associated with computer equipment and software purchased in support of our expanding infrastructure. Additionally, in the six months ended September 30, 2020, we had purchases of $0.6 million related to office facilities and in the six months ended September 30, 2019, we had purchases of $8.8 million in leasehold improvements and office equipment related to the fit-out of our new office facilities.

Financing activities

Cash provided by financing activities of $29.4 million for the six months ended September 30, 2020 was due to proceeds from the draw down on our revolving credit facility of $17.5 million, proceeds from issuance of ordinary shares under our equity plans of $19.0 million, partially offset by withholding taxes related to net share settlement of employee stock purchase plan purchases and vesting of restricted share units of $3.3 million, payments on debt of $3.1 million, and payments on finance lease obligations of $0.6 million.

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

Net Operating Loss Carryforwards and Income Tax Credits

As of September 30, 2020, we had net operating loss carryforwards in the U.K., U.S. federal and state, Australia, Germany, Israel, and the Netherlands.  U.S. federal net operating losses generated through the fiscal year ending March 31, 2018 expire at various dates through 2038 while U.S. federal net operating losses generating after March 31, 2018 do not expire. Substantially all U.S. state net operating loss carryforwards expire at various dates through 2040. Net operating loss carryforwards in the Netherlands expire at various dates from 2026 through 2028. Net operating loss carryforwards in the U.K., Australia, Germany and Israel do not expire. As of September 30, 2020, we had U.K. income tax credit carryforwards that do not expire. As of September 30, 2020, we had Israel income tax credit carryforwards that expire at various dates from 2023 to 2025.

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

Off-balance sheet arrangements

Up to and including the six months ended September 30, 2020, we have not had any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As a result, we are not exposed to related financing, liquidity, market or credit risks that could arise if we had engaged in those types of arrangements.

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

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound and South African rand. Percentage of revenue and expenses in foreign currency is as follows:

	Six months ended September 30,
	2020	2019
Revenue generated in locations outside the United States	48%	49%
Revenue in currencies other than the United States dollar	45%	46%
Expenses in currencies other than the United States dollar	49%	49%

Percentages of revenue and expenses denominated in foreign currency are as follows:

	Six months ended September 30, 2020
	Revenues	Expenses
British pound	26%	32%
South African Rand	10%	4%
Other currencies	9%	13%
Total	45%	49%

	Six months ended September 30, 2019
	Revenues	Expenses
British pound	27%	33%
South African Rand	12%	5%
Other currencies	7%	11%
Total	46%	49%

As of September 30, 2020 and March 31, 2020, we had $40.2 million and $48.8 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements. As of September 30, 2020 and March 31, 2020, we had $53.6 million and $44.2 million, respectively, of cash denominated in currencies other than the U.S. dollar. As of September 30, 2020, cash denominated in British pounds and South African rand was $8.4 million and $27.1 million, respectively. As of March 31, 2020, cash denominated in British pounds and South African rand was $14.1 million and $20.1 million, respectively.

In addition, although our foreign subsidiaries have intercompany accounts that are eliminated upon consolidation, these accounts expose us to foreign currency exchange rate fluctuations. Exchange rate fluctuations on short-term intercompany accounts are recorded in our condensed consolidated statements of operations under “foreign exchange income (expense) and other, net.”

Currently, our largest foreign currency exposures are the British pound and South African rand. From time to time certain macro-economic events have resulted in volatility in exchange rates including the global COVID-19 pandemic and the U.K’s exit from the European Union. See Item 1A, “Risk Factors – Fluctuations in currency exchange rates could adversely affect our business.” Relative to foreign currency exposures existing as of September 30, 2020, significant movements in foreign currency exchange rates may expose us to significant losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the six months ended September 30, 2020, we estimate that a 10% unfavorable movement in foreign currency exchange rates against the U.S. dollar would have decreased revenue by $10.7 million, decreased expenses by $11.1 million and would have increased our income from operations by $0.4 million. For the six months ended September 30, 2019, we estimate that a 10% unfavorable movement in foreign currency exchange rates against the U.S. dollar would have decreased revenue by $9.4 million, decreased expenses by $10.1 million and would have decreased our loss from operations by $0.7 million. The estimates used assume that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. All of the potential changes noted above are based on sensitivity analyses performed on our financial results for the six months ended September 30, 2020 and 2019.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments primarily consist of money market funds. As of September 30, 2020 and March 31, 2020, we had cash and cash equivalents of $230.7 million and $174.0 million, respectively. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Our Credit Agreement provides us with a $100.0 million senior secured term loan, and a $50.0 million senior secured revolving credit facility. Interest under the Credit Facility accrues at a rate between LIBOR plus 1.375% and LIBOR plus 1.875%. We estimate that a 100 basis point increase in the LIBOR rate would result in approximately $1.3 million of additional interest expense over the ensuing twelve-month period under the Credit Facility. The InterContinental Exchange Benchmark Administration has announced that it will no longer publish the LIBOR rate at some time during 2021. We anticipate that we will amend the Credit Agreement before that time to reflect an alternative interest rate calculation. We do not expect the change to an alternative rate to have a material impact on our financial results.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that our employees are working remotely due to the global COVID-19 pandemic. We are continually monitoring and assessing the global COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On September 10, 2019, ZapFraud, Inc., or ZapFraud, filed a complaint in the U.S. District Court for the District of Delaware against our wholly owned subsidiaries, Mimecast North America, Inc., Mimecast Services Limited and Mimecast UK Limited. The complaint alleges that certain elements of our email security technology infringe a patent held by ZapFraud. ZapFraud seeks an award for damages in an unspecified amount, attorney’s fees and injunctive relief. On November 22, 2019, we filed a Motion to Dismiss for Failure to State a Claim. On April 24, 2020, ZapFraud amended its complaint by alleging that our email security technology infringes an additional patent that was recently issued to ZapFraud. On May 22, 2020, we filed a revised Motion to Dismiss for Failure to State a Claim that responds to ZapFraud’s amended complaint. On September 18, 2020, the court held a hearing on the motion. We expect the court to issue a ruling on the motion sometime in fiscal 2021.  This litigation is in its very early stages. As a result, neither the ultimate outcome of this litigation nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. We intend to defend the lawsuit vigorously. Regardless of the outcome, litigation can have an adverse impact on us because of defense and potential settlement costs, diversion of management resources and other factors.

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

In December 2019, a novel strain of coronavirus, or COVID-19, was reported to have surfaced in Wuhan, China. COVID-19 has since spread to Europe, the United States and most other countries, and has been declared a pandemic by the World Health Organization. The COVID-19 pandemic continues to evolve, and to date has led to the implementation of various responses, including global government-imposed quarantines, stay-at-home orders, travel restrictions, mandated business closures and other public health safety measures. Over the summer months, many jurisdictions started to ease these restrictions.  However, this has led to increased infection rates in many locations, which has caused many governments to reinstate, or consider reinstating, some restrictions.  These containment efforts have caused significant societal and economic disruption worldwide, including in all of the regions in which we operate our business and sell our products and services. To date, we have taken a number of actions as a result of the COVID-19 pandemic. Our actions include, among others: (i) a decision to close all of our global offices, including our global headquarters in London, United Kingdom, and the resulting shift to a virtual work environment where all of our employees, including our global sales and customer support staff, are working remotely; (ii) a decision to limit and then ultimately ban all non-essential travel, including international travel; (iii) a decision to cancel or shift to virtual-only certain customer, industry and employee events; and (iv) the establishment of an employee support fund, funded in part by executive and employee donations, to offset the impact of the pandemic on our more vulnerable employees. The expected duration of these actions is uncertain, and we expect that the transition back to normal operations will take time, perhaps several months. We believe that the COVID-19 pandemic has negatively impacted and will continue to negatively impact our business and results of operations in a number of ways, including (i) an impact on the demand for our products and services caused by a decline in the rate of IT and security spending and a delay in purchasing decisions as IT and security staff focus on addressing the disruption to their businesses, which will impact sales to prospects and existing customers and increase customer attrition, (ii) restrictions on our global sales and marketing operations, including eliminating in-person sales activities, (iii) an impact on our employees’ ability to perform necessary business functions, including as a result of illness, family illness and general economic hardship, or as a result of restrictions on movement, including the necessity of working from home for an extended period, (iv) customers seeking extended payment terms or declaring bankruptcy or seeking to liquidate making collectability of accounts receivables difficult or impossible, (v) a disruption to our supply chain, particularly as it relates to hardware needed to expand existing data centers and planned data centers, (vi) continued currency volatility, and (vii) an increased risk of information or cybersecurity incidents and a failure to maintain the uninterrupted operation of our information systems due to, among other things, an increase in remote work. In addition, governmental authorities both in the United States and in Europe have adopted measures to provide economic assistance to businesses, to stabilize the markets and to support economic stability, and many governments are considering adopting additional measures to support their economies.  The future success of these measures is unknown, and they may not be sufficient to mitigate the negative impact of the global COVID-19 pandemic. We have been closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our operations and the operations of our customers, suppliers, vendors and business partners, and may take further precautionary and preemptive actions as may be required by government authorities.

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

In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions with us when the existing subscription term expires. Although the majority of our customer contracts include auto-renew provisions, our customers have no obligation to renew their subscriptions upon expiration, and we cannot provide assurance that customers will renew subscriptions at the same or higher level of service, if at all, particularly given the economic uncertainty resulting from the global COVID-19 pandemic. For the trailing twelve-month period ended September 30, 2020, and the fiscal years ended March 31, 2020 and 2019, our customer retention rate has been consistently greater than 90%. We calculate customer retention rate as the percentage of paying customers on the last day of the relevant period in the prior year who remain paying customers on the last day of the relevant period in the current year. The rate of customer renewals may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction or dissatisfaction with our solutions, outages impacting our service, the effectiveness of our customer support services, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, or reductions in our customers’ spending levels or general economic conditions in the geographic regions in which we operate. If our customers do not renew their subscriptions, or renew on less favorable terms, our revenue may decline, and we may not realize improved operating results from our customer base.

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

In order to grow our business, we anticipate that we will continue to depend on our relationships with our channel partners who we rely on, in addition to our direct sales force, to sell and support our services. In the six-month period ended September 30, 2020, while no individual channel partner accounted for 10% or more of our revenue, in the aggregate, our channel partners accounted for 75% of our revenue. We expect that sales to channel partners will continue to account for a substantial portion of our revenue for the foreseeable future. We utilize channel partners to efficiently increase the scale of our marketing and sales efforts, increasing our market penetration to customers which we otherwise might not reach on our own. Our ability to achieve revenue growth in the future will depend, in part, on our success in maintaining successful relationships with our channel partners.

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

In addition, as of September 30, 2020, we had $214.9 million in goodwill and intangible assets, net of accumulated amortization, recorded on our balance sheet as a result of our recent acquisitions. We will incur expenses related to the amortization of intangible assets and we may in the future need to incur charges with respect to the impairment of goodwill or intangible assets, which could adversely affect our operating results.

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

We generally recognize subscription revenue from customers ratably on a straight-line basis over the terms of their subscription agreements, which are typically one year in duration. As a result, most of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscription agreements entered into during the previous fiscal year or quarter. Consequently, a decline in new or renewed subscriptions with yearly terms in any one quarter may have a small impact on our operating revenue results for that quarter. However, such decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services, resulting from the impact of the global COVID-19 pandemic or otherwise, and potential changes in our pricing and packaging policies, rate of expansion or retention rate may not be fully reflected in our operating results until future periods. Shifts in the mix of annual versus monthly subscription billings may also make it difficult to assess our business. We may also be unable to reduce our cost structure in line with a significant deterioration in sales. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the life of the agreement with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers is recognized over the applicable subscription term.

We have incurred net losses in the past, and we may not be able to achieve or sustain profitability for the foreseeable future.

We have incurred net losses in each of our fiscal years since our inception in 2003 up through our fiscal year ended March 31, 2020, with the exception of our fiscal year ended March 31, 2015, in which we generated net income of $0.3 million. In the six-month period ended September 30, 2020, we generated net income of $13.2 million. In the six-month period ended September 30, 2019, we incurred net losses of $4.9 million. As of September 30, 2020, we had an accumulated deficit of $70.5 million. We have been growing rapidly, and, as we do so, we incur significant sales and marketing, support and other related expenses. Our ability to achieve and sustain profitability will depend in significant part on our obtaining new customers, expanding our existing customer relationships and ensuring that our expenses, including our sales and marketing expenses and the cost of supporting new customers, does not exceed our revenue. We also expect to make significant expenditures and investments in research and development to expand and improve our services and technical infrastructure. In addition, as a public company, we expect to continue to incur significant legal, accounting and other expenses. These increased expenditures may make it harder for us to achieve and maintain profitability and we cannot predict when we will achieve sustained profitability, if at all. We also may incur net losses in the future for a number of other unforeseen reasons. Accordingly, we may not be able to maintain profitability, once achieved, and we may incur losses in the foreseeable future.

We are subject to a number of risks associated with global sales and operations.

We operate a global business with offices located in the United States, the United Kingdom, South Africa, Australia and Germany, as well as several other locations. In the six-month period ended September 30, 2020, we generated 52% of our revenue from the United States, 29% from the United Kingdom, 10% from South Africa and 9% from the rest of the world. As a result, our sales and operations are subject to a number of risks and additional costs, including the following:

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

The functional currency of our operating subsidiaries is generally the local currency of each entity and our reporting currency is the U.S. dollar. For the six-month period ended September 30, 2020, 55% of our revenue was denominated in U.S. dollars, 26% in British pounds, 10% in South African rand and 9% in other currencies. Given that the functional currency of our subsidiaries is generally the local currency of each entity, but our reporting currency is the U.S. dollar, fluctuations in currency exchange rates between the U.S. dollar, the British pound, the South African rand and the Australian dollar could materially and adversely affect our business. There may be instances in which costs and revenue will not be matched with respect to currency denomination. We estimate that a 10% increase or decrease in the value of the British pound against the U.S. dollar would have decreased or increased our income from operations by approximately $0.9 million in the six-month period ended September 30, 2020 and that a 10% increase or decrease in the value of the South African rand against the U.S. dollar would have increased or decreased our income from operations by approximately $1.5 million in the six-month period ended September 30, 2020. To date, we have not entered into any currency hedging contracts. As a result, to the extent we continue our expansion on a global basis, we expect that increasing portions of our revenue, cost of revenue, assets and liabilities will be subject to fluctuations in currency valuations. We may experience economic loss and a negative impact on earnings or net assets solely as a result of currency exchange rate fluctuations.

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

We invested 19%, 19% and 17% of our revenue in research and development in the six-month period ended September 30, 2020, and the fiscal years ended March 31, 2020 and 2019, respectively. We expect to continue to dedicate significant financial and other resources to our research and development efforts in order to maintain our competitive position. However, investing in research and development personnel, developing new services and enhancing existing services is expensive and time-consuming, and there is no assurance that such activities will result in significant new marketable services, enhancements to existing services, design improvements, cost savings, revenue or other expected benefits. If we spend significant time and effort on research and development and are unable to generate an adequate return on our investment, our business and results of operations may be materially and adversely affected.

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

In July 2018, we, together with certain of our subsidiaries as guarantors, entered into the Credit Agreement with certain financial institutions, as lenders, and the Administrative Agent. We amended the Credit Agreement in June 2020. The Credit Agreement provided us with a $100.0 million senior secured term loan, which we defined previously as the Term Loan, and a $50.0 million senior secured revolving credit facility, which we defined previously as the Revolving Facility. In July 2020, the Company drew down $17.5 million under the Revolving Facility. See Note 12 to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q for further information. The Credit Agreement requires compliance with significant financial and non-financial covenants, including affirmative covenants relating to the provision of annual and quarterly financial statements and compliance certificates, maintenance of property, insurance, compliance with laws and environmental matters and negative covenants, including, among others, restrictions on the incurrence of certain indebtedness, granting of liens, making investments and acquisitions, mergers and consolidations, paying dividends, entering into affiliate transactions and asset sales. The Credit Agreement also provides for a number of events of default, including, among others, payment, bankruptcy, covenant, representation and warranty, default under material indebtedness (other than the Credit Agreement), change of control and judgment defaults.

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

Our success and ability to compete depend in part on our intellectual property. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. As of September 30, 2020, we had 28 patents issued and 18 patent applications pending in the United States. We also had 5 patents issued in non-U.S. jurisdictions. We may not be able to obtain any further patents, and our pending applications may not result in the issuance of patents. We have issued patents and pending patent applications outside the United States, and we may have to expend significant resources to obtain additional patents as we expand our international operations due to the cost of monitoring and protecting our rights across multiple jurisdictions.

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

As of September 30, 2020, we had net operating loss carryforwards in the U.K., U.S. federal and state, Australia, Germany, Israel, and the Netherlands.  U.S. federal net operating losses generated through the fiscal year ending March 31, 2018 expire at various dates through 2038 while U.S. federal net operating losses generating after March 31, 2018 do not expire.  Substantially all U.S. state net operating loss carryforwards expire at various dates through 2040. Net operating loss carryforwards in the Netherlands expire at various dates from 2026 to 2028. Net operating loss carryforwards in the U.K., Australia, Germany and Israel do not expire. As of September 30, 2020, we had U.K. income tax credit carryforwards that does not expire. As of September 30, 2020, we had Israel income tax credit carryforwards that expire at various dates from 2023 through 2025.

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

Item 6. Exhibits.

The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit List below:

EXHIBIT LIST

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date (mm/dd/yyyy)

2.1	Share Purchase Agreement dated as of July 31, 2018 by and among Mimecast Services Limited, Solebit LABS Ltd., the shareholders of Solebit LABS Ltd. and Shareholder Representative Services LLC, as the Representative	8-K	001-37637	2.1	07/31/2018

3.1	Memorandum and Articles of Association of the Registrant	F-1/A	333-207454	3.2	11/06/2015

10.1	Intentionally Omitted

10.2#	Mimecast UK 2007 Key Employee Share Option Plan and Form of Share Option Agreement	F-1	333-207454	10.6	10/16/2015

10.3#	Mimecast UK 2010 EMI Share Option Scheme	F-1	333-207454	10.7	10/16/2015

10.4#	Mimecast UK Approved Share Option Plan and Form of Share Option Certificate	F-1	333-207454	10.8	10/16/2015

10.5#	Mimecast Limited 2015 Share Option and Incentive Plan	F-1/A	333-207454	10.9	11/06/2015

10.6#	German Sub-Plan to the Mimecast Limited 2015 Share Option and Incentive Plan	10-K	001-37637	10.6	05/29/2018

10.7#	Form of Agreements under the Mimecast Limited 2015 Share Option and Incentive Plan	10-K	001-37637	10.7	05/29/2018

10.8#	Mimecast Limited 2015 Employee Share Purchase Plan	10-K	001-37637	10.8	05/29/2019

10.9#	German Sub-Plan to the Mimecast Limited 2015 Employee Share Purchase Plan	10-K	001-37637	10.9	05/22/2020

10.10	Lease, dated November 12, 2012, by and between Mimecast North America, Inc. and Farley White Aetna Mills, LLC	F-1	333-207454	10.3	10/16/2015

10.11	First Amendment to Lease, dated October 19, 2015, by and between Mimecast North America, Inc. and Riverworks Watertown Holdings, LLC (as successor in interest to Farley White Aetna Mills, LLC)	20-F	001-37637	4.9.1	05/25/2016

10.12	Second Amendment to Lease dated as of May 26, 2017 by and between Mimecast North America, Inc. and Whetstone Riverworks Holdings, LLC (as successor in interest to Riverworks Watertown Holdings, LLC and Farley White Aetna Mills, LLC)	10-K	001-37637	10.15	05/29/2018

10.13	Lease dated February 17, 2017 by and between Mimecast North America, Inc. and 191 Spring Street Trust	20-F	001-37637	4.11	05/26/2017

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date (mm/dd/yyyy)

10.14	Agreement for Lease dated as of January 2, 2018 by and between Bluebutton Developer Company (2012) Limited, Bluebutton Properties UK Limited, B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited, and the Company, and the related Underleases	10-K	001-37637	10.20	05/29/2018

10.15#	Amended and Restated Employment Agreement dated as of September 2, 2015 between Mimecast North America, Inc. and Peter C. Bauer	10-K	001-37637	10.21	05/29/2018

10.16#	Offer Letter dated July 22, 2016 between Mimecast North America, Inc. and Robert P. Nault	10-K	001-37637	10.25	05/29/2018

10.17	Credit Agreement dated as of July 23, 2018, by and among Mimecast Limited, certain of Mimecast Limited’s subsidiaries party thereto, as guarantors, certain financial institutions party thereto from time to time, as Lenders, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-37637	10.1	07/24/2018

10.18	Pledge and Security Agreement dated as of July 23, 2018, by and among Mimecast UK Limited, the Grantors (as defined in the Pledge and Security Agreement) and JPMorgan Chase Bank, N.A., as administrative agent to the Lenders party to the Credit Agreement	8-K	001-37637	10.2	07/24/2018

10.19	Trademark Security Agreement dated as of July 23, 2018, by and among Ataata, Inc., Mimecast Services Limited, in favor of JPMorgan Chase Bank, N.A., as administrative agent to the Lenders party to the Credit Agreement	8-K	001-37637	10.3	07/24/2018

10.20	Patent Security Agreement dated as of July 23, 2018, by and between Mimecast Services Limited, in favor of JPMorgan Chase Bank, N.A., as administrative agent to the Lenders party to the Credit Agreement	8-K	001-37637	10.4	07/24/2018

10.21	Security Agreement dated as of July 23, 2018 by and between Mimecast UK Limited, Mimecast Services Limited, Mimecast USD Limited, Mimecast Development Limited, as the original chargors, and JPMorgan Chase Bank, N.A., as the collateral agent	8-K	001-37637	10.5	07/24/2018

10.22	Security Interest Agreement dated as of July 23, 2018, between Mimecast Limited and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-37637	10.6	07/24/2018

10.23	Security Interest Agreement dated as of July 23, 2018, between Mimecast Offshore Limited and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-37637	10.7	07/24/2018

10.24	Security Interest Agreement dated as of July 23, 2018, between Mimecast Services Limited and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-37637	10.8	07/24/2018

10.25	Security Interest Agreement dated as of July 23, 2018, between Mimecast UK Limited and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-37637	10.9	07/24/2018

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date (mm/dd/yyyy)

10.26#	Israeli Sub-Plan to the Mimecast Limited 2015 Share Option and Incentive Plan	10-Q	001-37637	10.39	11/08/2018

10.27#	Israeli Form of Agreements under the Mimecast Limited 2015 Share Option and Incentive Plan	10-Q	001-37637	10.40	11/08/2018
10.28	First Amendment to Lease dated as of the 8th day of August 2018 by and between 191 Spring Street Trust and Mimecast North America, Inc.	10-Q	001-37637	10.41	11/08/2018
10.29	Deed of Variation dated January 17, 2019 to Agreement for Lease dated as of January 2, 2018 by and between Bluebutton Developer Company (2012) Limited, Bluebutton Properties UK Limited, B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited and Mimecast Limited	10-Q	001-37637	10.43	02/11/2019

10.30#	Offer Letter between Mimecast Limited and Rafe Brown, dated February 7, 2019	8-K	001-37637	10.1	02/11/2019

10.31	Intentionally Omitted

10.32#	Offer Letter between Mimecast Limited and Christina Van Houten, dated March 7, 2018	10-K	001-37637	10.38	05/29/2019

10.33#	Offer Letter between Mimecast Limited and Karen Anderson, dated October 7, 2018	10-K	001-37637	10.39	05/29/2019

10.34	Second Amendment to Lease dated as of the 26th day of March 2019 by and between 191 Spring Street Trust and Mimecast North America, Inc	10-K	001-37637	10.40	05/29/2019

10.35	Lease of 3rd Floor of 1 Finsbury Avenue, London EC2 dated 29 March 2019 between B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited and Mimecast Limited	10-K	001-37637	10.41	05/29/2019

10.36	Lease of 4th Floor of 1 Finsbury Avenue, London EC2 dated 29 March 2019 between B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited and Mimecast Limited	10-K	001-37637	10.42	05/29/2019

10.37	Lease of 5th Floor of 1 Finsbury Avenue, London EC2 dated 29 March 2019 between B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited and Mimecast Limited	10-K	001-37637	10.43	05/29/2019

10.38#	Form of Non-Qualified Share Option Agreement for Company Employees Outside the United States under the Mimecast Limited 2015 Share Option and Incentive Plan	10-K	001-37637	10.40	05/22/2020

10.39#	Form of Restricted Share Unit Award Agreement for Company Employees Outside the United States under the Mimecast Limited 2015 Share Option and Incentive Plan	10-K	001-37637	10.41	05/22/2020

10.40#	Mimecast Limited Executive Incentive Plan – FY 2021	10-K	001-37637	10.42	05/22/2020

10.41#	Transition Agreement between Edward Jennings and Mimecast North America, Inc. dated September 20, 2019	8-K	001-37637	10.1	09/24/2019

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date (mm/dd/yyyy)
10.42#	Offer Letter between Mimecast Limited and Dino DiMarino, dated June 23, 2016	10-K	001-37637	10.44	05/22/2020

10.43#	Offer Letter between Mimecast Services Limited and Heather Bentley, dated October 13, 2019	10-K	001-37637	10.45	05/22/2020

10.44#	Employment Contract between Mimecast Services Limited and Heather Bentley dated 25 November 2019	10-K	001-37637	10.46	05/22/2020

10.45	Amendment No. 1 to Credit Agreement dated as of June 12, 2020, by and among Mimecast Limited, certain of Mimecast Limited’s subsidiaries party thereto, as guarantors, certain financial institutions party thereto from time to time, as Lenders, and JPMorgan Chase Bank, N.A., as administrative agent	10-Q	001-37637	10.45	08/03/2020

10.46	Form of Director Indemnification Agreement	8-K	001-37637	10.1	10/08/2020

10.47	Form of Officer Indemnification Agreement	8-K	001-37637	10.2	10/08/2020

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1@	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2@	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Filed herewith.
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

Mimecast Limited

Date: November 2, 2020	By:	/s/ Peter Bauer
Peter Bauer
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2020	By:	/s/ Rafeal Brown
Rafeal Brown
Chief Financial Officer (Principal Financial and Accounting Officer)