Form 10-Q
period 2020-12-31
Mimecast Ltd
filed 2021-02-03
CIK 1644675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

As of January 28, 2021, the registrant had 64,382,729 shares of ordinary shares, $0.012 par value per share, outstanding.

Summary of the Material and Other Risks Associated with Our Business

The following is a summary of the material and other risks that could adversely affect our business and financial results:

Business and Operational Risks

•	The global COVID-19 pandemic has had, and we expect will continue to have, certain negative impacts on our business and operations.

•

Data security and integrity are critically important to our business, and breaches of our information and technology networks and unauthorized access to a customer’s data could harm our business and operating results.

•

If we are unable to attract new customers, sell additional services, features and products to our existing customers, and retain customers, our business and results of operations will be affected adversely.

•

The markets in which we participate are highly competitive, and our failure to compete successfully would make it difficult for us to add and retain customers and would reduce or impede the growth of our business.

•	Failure to effectively expand our sales and marketing capabilities could harm our ability to acquire new customers.

•	Our business and results of operations may be negatively impacted by the United Kingdom’s withdrawal from the European Union.

•	Any serious disruptions in our services may cause us to lose revenue and market acceptance.

•	If we are unable to increase sales to large enterprises, our business, financial position and results of operations may suffer.

•	We must maintain successful relationships with our channel partners.

•

We provide service level commitments under our subscription agreements and service disruptions, including any related to our recently disclosed security incident, could obligate us to provide refunds and we could face subscription terminations.

•

We have acquired, and may acquire in the future, other businesses, products or technologies, which could require significant management attention, disrupt our business, dilute shareholder value and adversely affect our results of operations.

•

If we are not able to provide successful updates, enhancements and features to our technology to, among other things, keep up with emerging cyber threats and customer needs, our business could be adversely affected.

•	We are subject to a number of risks associated with global sales and operations.

•	If the prices we charge for our services are unacceptable to our customers, our operating results will be harmed.

•	Our research and development efforts may not produce new services or enhancements to existing services.

•

We employ third-party licensed software for use in or with our services, and the inability to maintain these licenses or errors in the software we license could result in increased costs, or reduced service levels, which would adversely affect our business.

•	Interruptions or performance problems associated with our information and technology infrastructure that could impair the delivery of our services and harm our business.

•	Our restructuring actions may be costly and may not be as effective as anticipated.

Legal and Regulatory Risks

•

Data privacy concerns, evolving regulations of cloud computing, cross-border data transfer restrictions and other domestic or foreign laws and regulations may limit the use and adoption of, or require modification of, our products and services.

•

We are subject to governmental export controls and funds dealings restrictions that could impair our ability to compete in certain international markets and subject us to liability if we are not in full compliance with applicable laws.

•	We may become involved in other litigation that may materially adversely affect us.

i

Human Capital Risks

•	We are dependent on the continued services and performance of our key employees, including our co-founder.

•	If we are unable to hire, retain and motivate qualified personnel, our business may be adversely impacted.

•	Our planned workforce reductions may adversely affect our business.

Risks Related to Intellectual Property

•	Third parties have sued us for alleged infringement of their proprietary rights.

•	Failure to protect our intellectual property rights could impair our ability to protect our technology and our brand.

•	Our employees may disclose trade secrets and other proprietary information.

•	Our employees or contractors may wrongfully use alleged trade secrets of their former employers or other parties.

•	The use of open source software in our offerings may expose us to additional risks and harm our intellectual property.

Financial Risks

•

Because we recognize revenue from subscriptions for our services over the term of the agreement, downturns or upturns in new business may not be immediately reflected in our operating results and may be difficult to discern.

•	We have incurred net losses in the past, and we may not be able to achieve or sustain profitability for the foreseeable future.

•	Fluctuations in currency exchange rates could adversely affect our business.

•	Financial covenants and other restrictions under our Credit Agreement create default risks and reduce our flexibility

•	We must maintain the adequacy of internal controls over financial reporting.

Tax Risks

•

We are a multinational organization faced with increasingly complex tax issues in many jurisdictions, including issues related to our tax residence, allocations of our taxable income among our subsidiaries, and limitations on our use of net operating losses or tax credit carryforwards.

Risks Related to Owning Our Ordinary Shares and Our Organization in Jersey, Channel Islands

•	Our share price has been and may continue to be volatile based on many factors, many of which are not within our control.

•	If securities or industry analysts cease to publish research or publish inaccurate or unfavorable research about our business, our share price and trading volume could decline.

•	We do not expect to pay dividends and investors should not buy our ordinary shares expecting to receive dividends.

•

The rights afforded to shareholders are governed by Jersey law. Not all rights available to shareholders under English law or U.S. law will be available to shareholders, potentially including the ability to enforce civil liabilities against us.

The summary described above should be read together with the text of the full risk factors below and in the other information set forth in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes, as well as in other documents that we file with the Securities and Exchange Commission. If any such risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations. For more information on these risk factors, see Part II, Item 1A, Risk Factors, included in this Quarterly Report on Form 10-Q.

ii

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MIMECAST LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	As of December 31,	As of March 31,
	2020	2020
Assets
Current assets
Cash and cash equivalents	$270,897	$173,958
Accounts receivable, net	97,640	97,659
Deferred contract costs, net	14,771	11,133
Prepaid expenses and other current assets	19,205	16,145
Total current assets	402,513	298,895

Property and equipment, net	94,099	85,178
Operating lease right-of-use assets	134,051	116,564
Intangible assets, net	45,829	38,394
Goodwill	178,645	150,525
Deferred contract costs, net of current portion	46,236	36,664
Other assets	3,513	3,614
Total assets	$904,886	$729,834

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$10,690	$14,907
Accrued expenses and other current liabilities	58,071	41,607
Deferred revenue	210,295	194,151
Current portion of finance lease obligations	589	1,058
Current portion of operating lease liabilities	33,398	30,379
Current portion of long-term debt	8,459	6,573
Total current liabilities	321,502	288,675

Deferred revenue, net of current portion	12,462	12,816
Long-term finance lease obligations	4	323
Operating lease liabilities	118,522	105,321
Long-term debt	97,104	86,258
Other non-current liabilities	9,373	4,386
Total liabilities	558,967	497,779

Commitments and contingencies (Note 13)

Shareholders' equity
Ordinary shares, $0.012 par value, 300,000,000 shares authorized; 64,346,682 and 62,791,691 shares issued and outstanding as of December 31, 2020 and March 31, 2020, respectively	772	754
Additional paid-in capital	393,911	325,808
Accumulated deficit	(59,683)	(83,660)
Accumulated other comprehensive income (loss)	10,919	(10,847)
Total shareholders' equity	345,919	232,055
Total liabilities and shareholders' equity	$904,886	$729,834

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIMECAST LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
Revenue	$129,636	$110,158	$367,505	$312,746
Cost of revenue	31,572	28,455	89,783	80,056
Gross profit	98,064	81,703	277,722	232,690
Operating expenses
Research and development	25,408	20,801	70,497	59,506
Sales and marketing	45,187	42,753	133,224	127,288
General and administrative	16,649	16,520	50,400	48,723
Total operating expenses	87,244	80,074	254,121	235,517
Income (loss) from operations	10,820	1,629	23,601	(2,827)
Other income (expense)
Interest income	261	727	612	2,823
Interest expense	(578)	(1,106)	(2,251)	(3,581)
Foreign exchange income (expense) and other, net	1,441	(93)	4,365	159
Total other income (expense), net	1,124	(472)	2,726	(599)
Income (loss) before income taxes	11,944	1,157	26,327	(3,426)
Provision for income taxes	1,155	951	2,350	1,299
Net income (loss)	$10,789	$206	$23,977	$(4,725)

Net income (loss) per ordinary share
Basic	$0.17	$0.00	$0.38	$(0.08)
Diluted	$0.16	$0.00	$0.37	$(0.08)
Weighted-average number of ordinary shares outstanding
Basic	63,987	62,189	63,509	61,822
Diluted	66,023	63,996	65,419	61,822

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIMECAST LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
Net income (loss)	$10,789	$206	$23,977	$(4,725)
Other comprehensive income:
Net unrealized losses on investments, net of tax	—	(21)	—	(28)
Change in foreign currency translation adjustment	15,775	3,220	21,766	5,775
Total other comprehensive income	15,775	3,199	21,766	5,747
Comprehensive income	$26,564	$3,405	$45,743	$1,022

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIMECAST LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three months ended December 31, 2020
					Accumulated
	Ordinary Shares		Additional		Other	Total
	Number of		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of September 30, 2020	63,843	$766	$368,813	$(70,472)	$(4,856)	$294,251
Net income	—	—	—	10,789	—	10,789
Foreign currency translation adjustment	—	—	—	—	15,775	15,775
Issuance of ordinary shares upon exercise of share options	378	5	8,812	—	—	8,817
Share-based compensation	—	—	13,833	—	—	13,833
ESPP Purchases	91	1	3,320	—	—	3,321
Tax withholding on ESPP purchases and vesting of RSUs	(17)	—	(867)	—	—	(867)
Vesting of RSUs	52	—	—	—	—	—
Balance as of December 31, 2020	64,347	$772	$393,911	$(59,683)	$10,919	$345,919

	Nine months ended December 31, 2020
					Accumulated
	Ordinary Shares		Additional		Other	Total
	Number of		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of March 31, 2020	62,792	$754	$325,808	$(83,660)	$(10,847)	$232,055
Net income	—	—	—	23,977	—	23,977
Foreign currency translation adjustment	—	—	—	—	21,766	21,766
Issuance of ordinary shares upon exercise of share options	1,160	14	24,683	—	—	24,697
Share-based compensation	—	—	41,183	—	—	41,183
ESPP Purchases	178	2	6,414	—	—	6,416
Tax withholding on ESPP purchases and vesting of RSUs	(109)	(1)	(4,174)	—	—	(4,175)
Vesting of RSUs	326	3	(3)	—	—	—
Balance as of December 31, 2020	64,347	$772	$393,911	$(59,683)	$10,919	$345,919

	Three months ended December 31, 2019
					Accumulated
	Ordinary Shares		Additional		Other	Total
	Number of		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of September 30, 2019	61,953	$743	$292,575	$(86,391)	$(4,307)	$202,620
Net loss	—	—	—	206	—	206
Foreign currency translation adjustment	—	—	—	—	3,220	3,220
Unrealized losses on investments	—	—	—	—	(21)	(21)
Issuance of ordinary shares upon exercise of share options	440	5	6,206	—	—	6,211
Share-based compensation	—	—	9,732	—	—	9,732
ESPP Purchases	76	2	2,793	—	—	2,795
Tax withholding on ESPP purchases and vesting of RSUs	(3)	—	(115)	—	—	(115)
Vesting of RSUs	20	—	—	—	—	—
Balance as of December 31, 2019	62,486	$750	$311,191	$(86,185)	$(1,108)	$224,648

	Nine months ended December 31, 2019
					Accumulated
	Ordinary Shares		Additional		Other	Total
	Number of		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of March 31, 2019	61,158	$734	$263,388	$(83,632)	$(6,855)	$173,635
Cumulative effect adjustment ASU 2016-02 (1)	—	—	—	2,172	—	2,172
Net loss	—	—	—	(4,725)	—	(4,725)
Foreign currency translation adjustment	—	—	—	—	5,775	5,775
Unrealized losses on investments	—	—	—	—	(28)	(28)
Issuance of ordinary shares upon exercise of share options	1,078	13	14,808	—	—	14,821
Share-based compensation	—	—	29,655	—	—	29,655
ESPP Purchases	165	2	5,282	—	—	5,284
Tax withholding on ESPP purchases and vesting of RSUs	(41)	—	(1,941)	—	—	(1,941)
Vesting of RSUs	126	1	(1)	—	—	—
Balance as of December 31, 2019	62,486	$750	$311,191	$(86,185)	$(1,108)	$224,648

(1)	Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (ASU 2016-02 or ASC 842)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIMECAST LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended December 31,
	2020	2019
Operating activities
Net income (loss)	$23,977	$(4,725)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,297	23,411
Share-based compensation expense	41,064	29,673
Amortization of deferred contract costs	9,471	6,878
Amortization of debt issuance costs	344	386
Amortization of operating lease right-of-use assets	22,328	24,108
Other non-cash items	—	(6)
Unrealized currency gains on foreign denominated transactions	(4,540)	(496)
Changes in assets and liabilities:
Accounts receivable	6,224	1,287
Prepaid expenses and other current assets	(1,700)	10,603
Deferred contract costs	(19,521)	(16,524)
Other assets	(452)	(1,980)
Accounts payable	(3,630)	1,455
Deferred revenue	2,537	15,688
Operating lease liabilities	(25,024)	(17,969)
Accrued expenses and other liabilities	15,951	(6,299)
Net cash provided by operating activities	95,326	65,490
Investing activities
Purchases of property, equipment and capitalized software	(30,931)	(40,283)
Purchases of strategic investments	—	(3,025)
Maturities of investments	—	36,000
Payments for acquisitions, net of cash acquired	(17,044)	(21,130)
Net cash used in investing activities	(47,975)	(28,438)
Financing activities
Proceeds from issuance of ordinary shares	31,113	20,105
Withholding taxes related to net share settlement of ESPP purchases and vesting of RSUs	(4,175)	(1,941)
Payments on debt	(5,000)	(3,125)
Payments on finance lease obligations	(789)	(673)
Proceeds from long-term debt including revolving credit facilities	17,500	—
Net cash provided by financing activities	38,649	14,366
Effect of foreign exchange rates on cash	10,939	869
Net increase in cash and cash equivalents	96,939	52,287

Cash and cash equivalents at beginning of period	173,958	137,576
Cash and cash equivalents at end of period	$270,897	$189,863

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,163	$3,244
Cash paid during the period for income taxes	$1,228	$1,300

Supplemental disclosure of non-cash investing and financing activities
Unpaid purchases of property, equipment and capitalized software	$11,739	$11,403
Operating lease right-of-use assets exchanged for lease obligations	$30,216	$7,957
Amounts due from seller for acquisitions	$74	$—

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

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended March 31, 2020 contained in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of December 31, 2020, and for the three and nine months ended December 31, 2020 and 2019. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

The Company reclassified certain amounts within its consolidated statements of shareholders’ equity and consolidated statement of cash flows to conform to current period presentation. The reclassifications include $0.1 million and $0.4 million from proceeds from issuance of ordinary shares to tax withholding on employee share purchase plan purchases and vesting of restricted share units within its condensed consolidated statement of shareholders’ equity for the three and nine months ended December 31, 2019, respectively and $0.4 million from proceeds from issuance of ordinary shares to withholding taxes related to net share settlement of employee share purchase plan purchases and vesting of restricted share units within its condensed consolidated statement of cash flows for the nine months ended December 31, 2019. These reclassifications had no impact on the Company’s previously reported results of operations or its balance sheets.

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

Due to the global COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of December 31, 2020. Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from management’s estimates if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. Changes in estimates are recorded in the period in which they become known.

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions, other events, and circumstances from non-owner sources. Comprehensive income consists of net income (loss) and other comprehensive income, which includes certain changes in equity that are excluded from net income (loss). As of December 31, 2020 and March 31, 2020, accumulated other comprehensive income (loss) is presented separately on the condensed consolidated balance sheets and consists of cumulative foreign currency translation adjustments and unrealized gains and losses on investments.

Accounting Policies

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements. As of December 31, 2020, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K, have not changed, other than those impacted by new accounting standards as described below.

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

2. Revenue and Deferred Revenue

Revenue recognized during the three and nine months ended December 31, 2020 from amounts included in deferred revenue at the beginning of the respective periods was approximately $87.0 million and $177.0 million, respectively. Revenue recognized during the three and nine months ended December 31, 2019 from amounts included in deferred revenue at the beginning of the respective periods was approximately $73.1 million and $143.5 million, respectively. Revenue recognized during the three and nine months ended December 31, 2020 from performance obligations satisfied or partially satisfied in previous periods was not material.

Contracted revenue as of December 31, 2020 and March 31, 2020 that has not yet been recognized (contracted and not recognized) was $98.2 million and $97.2 million, respectively, which includes deferred revenue and non-cancellable amounts that will be invoiced and recognized as revenue in future periods and excludes contracts with an original expected length of one year or less. The Company expects 57% of contracted and not recognized revenue to be recognized over the next twelve months, 42% in years two and three, with the remaining balance recognized thereafter.

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

Credit risk with respect to accounts receivable is dispersed due to the Company’s large number of customers. The Company’s accounts receivable are derived from revenue earned from customers primarily located in the United States, the United Kingdom and South Africa. The Company generally does not require its customers to provide collateral or other security to support accounts receivable. The Company maintains an allowance for its doubtful accounts receivable due to estimated credit losses. The Company estimates credit losses at the reporting date resulting from the inability of its customers to make required payments, including its historical experience of actual losses and the aging of such receivables. These receivables have been pooled by shared risk characteristics. Based on known information the Company may also establish specific allowances for customers in an adverse financial condition or adjust its expectations of changes in conditions that may impact the collectability of outstanding receivables. Credit losses historically have not been significant and the Company generally has not experienced any material losses related to receivables from individual customers, or groups of customers. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable. The Company will continue to actively monitor the impact of the COVID-19 pandemic on expected credit losses. As of December 31, 2020 and March 31, 2020, no individual customer represented more than 10% of the Company’s accounts receivable. During the three and nine months ended December 31, 2020 and 2019, no individual customer represented more than 10% of the Company’s revenue.

The Company diversifies its investment portfolio by investing in multiple types of investment-grade securities and attempts to mitigate a risk of loss by using a third-party investment manager. As of December 31, 2020 and March 31, 2020, the Company did not hold any investments.

4. Cash, Cash Equivalents and Investments

The Company considers all highly liquid instruments purchased with an original maturity date of 90 days or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, amounts held in interest-bearing money market funds and investments with maturities of 90 days or less from the date of purchase. Investments not classified as cash equivalents are presented as either short-term or long-term investments based on both their stated maturities as well as the time period the Company intends to hold such securities. The Company determines the appropriate classification of investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company adjusts the cost of investments for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion in interest income in the condensed consolidated statements of operations. As of December 31, 2020 and March 31, 2020, cash and cash equivalents of $270.9 million and $174.0 million, respectively, were carried at amortized cost, which approximates their market value.

5. Fair Value of Financial Instruments

The Company’s financial instruments include cash, cash equivalents, investments, accounts receivable, accounts payable, accrued expenses and borrowings under the Company’s long-term debt arrangements. The carrying amount of the Company’s long-term debt arrangements approximates its fair values due to the interest rates the Company believes it could obtain for arrangements with similar terms. The carrying amount of the remainder of the Company’s financial instruments approximated their fair values as of December 31, 2020 and March 31, 2020, due to the short-term nature of those instruments.

The Company has evaluated the estimated fair value of financial instruments using available market information. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

Fair values determined using “Level 1 inputs” utilize unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access.  Fair values determined using “Level 2 inputs” utilize quoted prices that are directly or indirectly observable. Fair values determined using “Level 3 inputs” utilize unobservable inputs for determining fair values of assets or liabilities that reflect an entity's own assumptions in pricing assets or liabilities. As of December 31, 2020 and March 31, 2020, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

The Company measures eligible assets and liabilities at fair value, with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities and did not elect the fair value option for any financial assets and liabilities transacted in the three and nine months ended December 31, 2020 and the year ended March 31, 2020.

The following table summarizes financial assets measured and recorded at fair value on a recurring basis in the accompanying condensed consolidated balance sheets as of December 31, 2020 and March 31, 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Total
Assets:
Money market funds	$36,751	$—	$36,751

	March 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Total
Assets:
Money market funds	$17,495	$—	$17,495

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

The components of lease expense were as follows:

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
Short-term lease cost	$40	$70	$128	$211
Variable lease cost	1,536	973	5,094	2,824
Operating lease cost	9,390	9,779	26,712	28,714
Finance lease cost:
Amortization of lease assets	250	309	750	928
Interest on lease liabilities	9	22	37	75
Total finance lease cost	$259	$331	$787	$1,003

Supplemental cash flow information related to leases was as follows:

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$11,514	$9,550	$29,638	$23,046
Operating cash outflows from finance leases	$5	$20	$37	$62
Financing cash outflows from finance leases	$178	$255	$789	$673

Weighted-average remaining lease term and discount rate:

	As of December 31,	As of March 31,
	2020	2020
Weighted-average remaining lease term (in years)
Operating leases	5.93	6.46
Finance leases	0.57	1.31
Weighted-average discount rate
Operating leases	4.61%	4.74%
Finance leases	4.83%	4.83%

Maturities of lease liabilities as of December 31, 2020 were as follows:

Year Ending March 31,	Operating Leases	Finance Leases
Remainder of 2021	$10,818	$275
2022	36,986	326
2023	31,524	—
2024	23,005	—
2025	21,670	—
Thereafter	49,482	—
Total lease payments	173,485	601
Less: imputed interest	(21,565)	(8)
Total lease liabilities	$151,920	$593

As of December 31, 2020, the Company had additional leases with future lease payments of $9.1 million, the terms of which have not yet commenced. These leases are expected to commence in the current and next fiscal year with lease terms of three to five years.

7. Internal-use Software Costs

Software Development Costs

Costs incurred to develop software applications used in the Company’s SaaS platform consist of certain direct costs of materials and services incurred in developing or obtaining internal-use computer software, and payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the project. These costs generally consist of internal labor during configuration, coding, and testing activities. Research and development costs incurred during the preliminary project stage or costs incurred for data conversion activities, training, maintenance and general and administrative or overhead costs are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the application is substantially complete and ready for its intended use. Qualified costs incurred during the operating stage of the Company’s software applications relating to upgrades and enhancements are capitalized to the extent it is probable that they will result in added functionality, while costs incurred for maintenance of, and minor upgrades and enhancements to, internal-use software are expensed as incurred. During the three and nine months ended December 31, 2020 and 2019, the Company believes the substantial majority of its development efforts were either in the preliminary project stage of development or in the operation stage (post-implementation), and accordingly, no costs have been capitalized during these periods. These costs are included in the accompanying condensed consolidated statements of operations as research and development expense.

Implementation Costs on Cloud-computing Arrangements

As of December 31, 2020 and March 31, 2020, the net carrying value of capitalized implementation costs related to hosting arrangements that were incurred during the application development stage were $2.9 million and $2.9 million, respectively. These capitalized implementation costs will be amortized over the expected term of the arrangement and are amortized in the same line item in the condensed consolidated statements of operations as the expense for fees for the associated hosting arrangement.

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

The following table presents the calculation of basic and diluted net income (loss) per share for the periods presented (in thousands, except per share data):

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$10,789	$206	$23,977	$(4,725)
Denominator:
Weighted-average number of ordinary shares used in computing net income (loss) per share applicable to ordinary shareholders – basic	63,987	62,189	63,509	61,822
Dilutive effect of share equivalents resulting from share options, RSUs and ESPP shares	2,036	1,807	1,910	—
Weighted-average number of ordinary shares used in computing net income (loss) per share – diluted	66,023	63,996	65,419	61,822
Net income (loss) per share applicable to ordinary shareholders:
Basic	$0.17	$0.00	$0.38	$(0.08)
Diluted	$0.16	$0.00	$0.37	$(0.08)

The following potentially dilutive ordinary share equivalents have been excluded from the calculation of diluted weighted-average shares outstanding as their effect would have been anti-dilutive for the periods presented (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
Share options outstanding	2,373	3,750	3,276	6,450
Unvested RSUs	101	138	402	1,247
ESPP shares	82	—	166	165

9. Share-Based Compensation

For the three and nine months ended December 31, 2020 and 2019, all grants of share-based awards have been made under the Mimecast Limited 2015 Share Option and Incentive Plan (the 2015 Plan) and the 2015 Employee Share Purchase Plan (the ESPP). Additionally, the Company has two pre-IPO share-based compensation plans including the Mimecast Limited 2010 EMI Share Option Scheme (the 2010 Plan) and the Mimecast Limited Approved Share Option Plan (the Approved Plan) (the 2010 Plan and the Approved Plan, collectively, the Historical Plans). Subsequent to November 19, 2015, the IPO date, no further grants under the Historical Plans were permitted.

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

Share Options

The fair value of each share option issued under the 2015 Plan was estimated using the Black-Scholes option-pricing model that used the following weighted-average assumptions:

	Nine months ended December 31,
	2020	2019
Expected term (in years)	6.1	6.1
Risk-free interest rate	0.5%	2.2%
Expected volatility	44.6%	42.8%
Expected dividend yield	—%	—%
Estimated grant date fair value per ordinary share	$35.17	$46.18

The weighted-average per share fair value of options granted to employees during the nine months ended December 31, 2020 and 2019 was $15.07 and $20.50, respectively. As of December 31, 2020, the number of options and awards available for future grant under the 2015 Plan was 7,835,110.

Share option activity under the 2015 Plan and the Historical Plans for the nine months ended December 31, 2020 was as follows:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2020	6,271,111	$31.61	7.55	$47,621
Options granted	878,257	$35.17
Options exercised	(1,160,087)	$21.31
Options forfeited and cancelled	(358,310)	$39.33
Outstanding as of December 31, 2020	5,630,971	$33.81	7.35	$129,668
Exercisable as of December 31, 2020	2,732,950	$27.75	6.43	$79,494

For the nine months ended December 31, 2020, the total intrinsic value of options exercised was $28.8 million. For the nine months ended December 31, 2020 and 2019, total cash proceeds from option exercises was $24.7 million and $14.8 million, respectively.

As of December 31, 2020, there was approximately $43.6 million of unrecognized share-based compensation related to unvested share options, which is expected to be recognized over a weighted-average period of 2.36 years.

ESPP

In the three months ended December 31, 2020 and 2019, the Company recognized share-based compensation expense under the ESPP of $0.6 million and $0.5 million, respectively. In the nine months ended December 31, 2020 and 2019, the Company recognized share-based compensation expense under the ESPP of $1.8 million and $1.4 million, respectively. Total cash proceeds from shares purchased under the ESPP for the nine months ended December 31, 2020 and 2019 were $6.4 million and $5.3 million, respectively.

As of December 31, 2020, there were 0.6 million shares of the Company's ordinary shares available for future issuance under the ESPP.

RSUs

The Company grants RSUs to its non-employee directors and its employees. Non-employee directors receive an initial RSU grant upon joining the board of directors that vests over three years and an annual grant each year thereafter that vests fully on the one-year anniversary of the grant date. RSUs granted to employees generally vest in four equal annual installments.

RSU activity under the 2015 Plan for the nine months ended December 31, 2020 was as follows:

	Number of Awards	Weighted Average Grant Date Fair Value	Intrinsic Value (in thousands)
Unvested RSUs as of March 31, 2020	1,276,840	$43.64	$45,072
RSUs granted	1,925,566	$35.54
RSUs vested	(326,357)	$42.86
RSUs forfeited	(188,154)	$39.60
Unvested RSUs as of December 31, 2020	2,687,895	$38.22	$152,780

As of December 31, 2020, there was approximately $83.1 million of unrecognized share-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 2.95 years.

Share-based compensation expense recognized under the 2015 Plan, Historical Plans and ESPP in the accompanying condensed consolidated statements of operations was as follows:

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
Cost of revenue	$1,247	$851	$3,535	$2,544
Research and development	3,791	2,788	11,570	8,030
Sales and marketing	4,718	2,856	13,606	10,169
General and administrative	4,036	3,206	12,353	8,930
Total share-based compensation expense	$13,792	$9,701	$41,064	$29,673

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

The preliminary purchase price allocation primarily consisted of $3.8 million of identifiable intangible assets and approximately $14.1 million of goodwill that is not deductible for tax purposes. The identifiable intangible assets primarily include developed technology of $3.5 million, customer relationships of $0.2 million, and patent licenses of $0.1 million, with estimated useful lives of 9.7 years, 6.7 years, and 5.0 years respectively. The goodwill reflects the value of the synergies the Company expects to realize and the assembled workforce. The preliminary purchase price allocation is subject to finalization of amounts for potential working capital and indemnification adjustments.

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

11. Goodwill and Intangible Assets

The following is a rollforward of the Company’s goodwill balance:

Goodwill
Balance as of March 31, 2020	$150,525
Goodwill acquired	14,143
Effect of foreign exchange rates	13,977
Balance as of December 31, 2020	$178,645

Purchased intangible assets consist of the following:

	Weighted-
	Average	December 31, 2020
	Remaining	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(in years)	Value	Amortization	Value
Developed technology	7	$40,198	$(8,228)	$31,970
Customer relationships	5	1,008	(285)	723
Capitalized software and other (1) (2)	3	24,492	(11,356)	13,136
		$65,698	$(19,869)	$45,829

	Weighted-
	Average	March 31, 2020
	Remaining	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(in years)	Value	Amortization	Value
Developed technology	8	$33,269	$(4,547)	$28,722
Customer relationships	5	771	(159)	612
Trade names	N/A	41	(41)	—
Capitalized software and other (1) (2)	3	16,849	(7,789)	9,060
		$50,930	$(12,536)	$38,394

(1)

As of December 31, 2020 and March 31, 2020, the net carrying value of capitalized software and other includes $1.7 million and $1.4 million, respectively, of costs capitalized related to video production costs.

(2)	As of December 31, 2020 and March 31, 2020, the net carrying value of capitalized software and other includes $0.3 million and $0.2 million of costs capitalized related to IP addresses.

For the three months ended December 31, 2020 and 2019, the Company recorded amortization expense of $2.5 million and $1.9 million, respectively. For the nine months ended December 31, 2020 and 2019, the Company recorded amortization expense of $7.1 million and $4.9 million, respectively. Amortization relating to developed technology and capitalized software was recorded within cost of revenue and amortization of customer relationships and trade names was recorded within sales and marketing expenses.

Future estimated amortization expense of intangible assets as of December 31, 2020, is as follows:

	Purchased Intangible Assets	Capitalized Software
Remainder of 2021	$1,152	$1,262
2022	4,609	4,898
2023	4,609	3,716
2024	4,549	1,970
2025	4,471	1,012
Thereafter	13,303	278
Total	$32,693	$13,136

12. Debt

In July 2018, the Company entered into a credit agreement (the Credit Agreement) that provided the Company with a $100.0 million senior secured term loan (the Term Loan) and a $50.0 million senior secured revolving credit facility (the Revolving Facility). In June 2020, the Credit Agreement was amended to permit the Company to issue letters of credit in certain additional foreign currencies beyond the U.S. dollar and the British pound (as amended, the Credit Agreement, the Term Loan and the Revolving Facility are referred to herein as the Credit Facility). The term of the Credit Facility is five years, maturing on July 23, 2023. As of December 31, 2020 and March 31, 2020, the effective interest rate under the Credit Facility was LIBOR plus 1.375%.

The Credit Facility requires the Company to maintain compliance with certain debt covenants, all of which the Company was in compliance with as of December 31, 2020.

As of December 31, 2020, the Company had $88.8 million outstanding on the Term Loan and had $17.5 million outstanding borrowings under the Revolving Facility, which was drawn down in July 2020. Total availability under the Revolving Facility is reduced by outstanding letters of credit of $2.5 million. As of December 31, 2020, total availability under the Revolving Facility was $30.0 million. Future minimum principal payment obligations under the Term Loan and Revolving Facility are as follows:

Fiscal Year Ending March 31,	Debt
Remainder of 2021	$1,875
2022	9,375
2023	10,000
2024	85,000
Total minimum debt payments	106,250
Less: Debt issuance costs	(687)
Less: Current portion of long-term debt	(8,459)
Long-term debt	$97,104

As of December 31, 2020 and March 31, 2020, the balance of debt issuance costs recorded as a reduction of debt was $0.7 million and $0.9 million, respectively. As of December 31, 2020 and March 31, 2020, the balance of debt issuance costs recorded in other assets was $0.4 million and $0.5 million, respectively. For the three months ended December 31, 2020 and 2019, total interest expense under the Credit Facility was $0.5 million and $1.0 million, respectively. For the nine months ended December 31, 2020 and 2019, total interest expense under the Credit Facility was $1.9 million and $3.1 million, respectively.

13. Commitments and Contingencies

Litigation

On September 10, 2019, ZapFraud, Inc. (ZapFraud), filed a complaint in the U.S. District Court for the District of Delaware against the Company’s wholly owned subsidiaries, Mimecast North America, Inc., Mimecast Services Limited and Mimecast UK Limited. The complaint alleges that certain elements of the Company’s email security technology infringe a patent held by ZapFraud.  ZapFraud seeks an award for damages in an unspecified amount, attorney’s fees and injunctive relief. On November 22, 2019, the Company filed a Motion to Dismiss for Failure to State a Claim. On April 24, 2020, ZapFraud amended its complaint by alleging that the Company’s email security technology infringes an additional patent that was recently issued to ZapFraud. On May 22, 2020, the Company filed a revised Motion to Dismiss for Failure to State a Claim that responds to ZapFraud’s amended complaint. On September 18, 2020, the court held a hearing on the motion and on November 20, 2020 the magistrate judge issued a recommendation that the court grant the Company’s motion. On December 11, 2020, ZapFraud filed objections to the magistrate judge’s recommendation and the Company responded to those objections on January 4, 2021. The Company expects the court to issue a final ruling on the motion sometime in the next few months. This litigation is in its very early stages. As a result, neither the ultimate outcome of this litigation nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. The Company intends to defend the lawsuit vigorously. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and potential settlement costs, diversion of management resources and other factors.

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

Except as described above, the Company was not subject to any material legal proceedings during the nine months ended December 31, 2020 and 2019, and, to the best of its knowledge, except as described above, no material legal proceedings are currently pending or threatened.

Indemnification

In the ordinary course of business, the Company provides indemnifications of varying scope and terms to customers, business partners, vendors, lessors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from intellectual property infringement claims made by third parties, the Company’s breach of such agreements, and other liabilities relating to or arising from the Company’s acts or omissions. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular indemnification. Based on historical experience and information known as of December 31, 2020 and March 31, 2020, the Company has not incurred any costs for the above indemnities.

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

14. Segment and Geographic Information

Geographic Data

The Company allocates, for the purpose of geographic data reporting, its revenue based upon the location of the contracting subsidiary. Total revenue by geographic area was as follows:

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
Revenue:
United States	$65,942	$56,214	$189,864	$160,442
United Kingdom	36,977	32,063	105,464	90,578
South Africa	13,732	13,335	37,419	38,560
Other	12,985	8,546	34,758	23,166
Total revenue	$129,636	$110,158	$367,505	$312,746

Property and equipment, net, by geographic location consists of the following:

	As of December 31,	As of March 31,
	2020	2020
United States	$38,032	$39,193
United Kingdom	30,735	29,644
South Africa	8,725	7,093
Other	16,607	9,248
Total	$94,099	$85,178

15. Income Taxes

The provision for income taxes for the three months ended December 31, 2020 and 2019 was $1.2 million and $1.0 million, respectively, on income (loss) before income taxes of $11.9 million and $1.2 million, respectively. The provision for income taxes for the nine months ended December 31, 2020 and 2019 was $2.4 million and $1.3 million, respectively, on income (loss) before income taxes of $26.3 million and $(3.4) million, respectively.

The provision for income taxes for the three and nine months ended December 31, 2020 was primarily attributable to the provision recorded on the earnings of the Company’s profitable entities, partially offset by discrete tax benefits of $1.4 million and $4.5 million, respectively related to excess tax benefits on non-qualified share option exercises by U.S. and U.K. employees. In addition, during the nine months ended December 31, 2020, the Company recorded a discrete tax benefit of $0.6 million for the release of a portion of the Company’s pre-existing U.S. valuation allowance as a result of the MessageControl business combination.

The provision for income taxes for the three and nine months ended December 31, 2019 was primarily attributable to the tax provision recorded on the earnings of the Company’s U.S. and South African entities, partially offset by the tax benefit provided on the loss of the Company’s Israeli entity and discrete tax benefits of $1.6 million and $3.3 million, respectively, related to excess tax benefits on share option exercises by U.S. employees.

In assessing the Company’s ability to realize its net deferred tax assets, the Company considered various factors including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations to determine whether it is more likely than not that some portion or all of its net deferred tax assets will not be realized. Based upon these factors, the Company has determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against its net deferred tax assets as of December 31, 2020.

During the three and nine months ended December 31, 2020, the Company did not have a material change to the Company’s liabilities for uncertain tax positions. As of December 31, 2020, the Company did not have any material uncertain tax positions that would impact the effective tax rate if recognized. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying condensed consolidated statements of operations. As of December 31, 2020 and March 31, 2020, accrued interest or penalties related to uncertain tax positions were immaterial.

16. Subsequent Events

Restructuring

On January 28, 2021, the Board of Directors of the Company approved a restructuring plan designed to align the Company’s resources with its strategy. The restructuring plan, which includes a reduction of the Company’s workforce by approximately 4%, will permit the Company to increase investment in strategic growth areas. The Company currently estimates that it will recognize pre-tax charges to its financial results of approximately $3.7 million, consisting of severance and other one-time termination benefits, and other restructuring related costs. These charges are primarily cash-based and are expected to be recognized in the fourth quarter of fiscal 2021. The actions associated with the restructuring plan are expected to be completed by the end of the first quarter of fiscal 2022.

Security Incident

On January 12, 2021, the Company announced that Microsoft Corporation had informed it that a Company-issued certificate provided to certain customers to authenticate certain Company products to Microsoft 365 Exchange Web Services had been compromised by a sophisticated threat actor. The Company advised affected customers to break and re-establish their connections with newly issued keys. The Company also launched an internal investigation, supported by leading third-party forensics experts, and is coordinating its activities with law enforcement. The Company’s investigation confirmed that this incident is related to the SolarWinds Orion software compromise and was perpetrated by the same sophisticated threat actor. On January 26, 2021, the Company announced that its investigation also showed that the threat actor accessed, and potentially exfiltrated, certain encrypted service account credentials created by customers hosted in the United States and the United Kingdom.

The Company’s investigation remains ongoing and there can be no assurance as to what the overall impact of these events will be. These types of events often have cascading impacts that unfold over time and may result in a loss of revenue, a diminution of the Company’s business prospects and incremental costs, any of which may adversely impact the Company’s financial results. The full scope of the costs and related impacts of this incident, including the availability of insurance to offset some of these costs, cannot be estimated at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended March 31, 2020, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on May 22, 2020. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to, statements concerning our strategy and operational and growth initiatives, the impacts of the COVID-19 pandemic and related market and economic conditions on our business, results of operations and financial condition, fluctuations in foreign exchange rates, the security of our network, products and services, statements regarding the recently disclosed security incident and our current understanding of the identity and likely targets of the sophisticated threat actor, the scope and impact of the attack, and the results to date of our investigation, are forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q and set forth in our other SEC filings, including our Annual Report on Form 10-K filed with the SEC on May 22, 2020. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We market and sell our services to organizations of all sizes across a broad range of industries. As of December 31, 2020, we provided our services to approximately 39,600 customers and protected millions of their employees across the world. We generate sales through our network of channel partners as well as through our direct sales force. Our growth and future success depend on our ability to expand our customer base, sell additional services to our existing customers, and retain our customers.

In the nine months ended December 31, 2020, we generated 48% of our revenue outside of the United States, with 29% generated from the United Kingdom, 10% from South Africa and 9% from the rest of the world. Our most significant growth market is the United States. We also believe that there is a large opportunity in our other existing markets. We intend to make significant investments in sales and marketing to continue expanding our customer base in our target markets.

We were founded in 2003 in the United Kingdom with a mission to make email safer and better, and to transform the way organizations protect, store and access their email and corporate information. Our Mimecast Email Security 3.0 offerings include Mimecast Email Security, Mimecast Targeted Threat Protection, Awareness Training, Internal Email Protect, DMARC Analyzer, and Brand Exploit Protect. Our DMARC Analyzer and Brand Exploit Protect offerings were launched in fiscal 2020. Our Cyber Resilience Extensions include Mimecast Enterprise Information Archiving, including Sync & Recover, Mimecast Email Continuity, Mimecast Web Security that provides a Domain Name System, or DNS, solution alongside our core email offerings, Mimecast Secure Messaging, Mimecast Privacy Pack, and Mimecast Large File Send. In July 2020, we acquired eTorch Inc., or MessageControl, a messaging security provider with solutions designed to help stop social engineering and human identity attacks with the use of machine learning technology.

Recent Developments

Global Covid-19 Pandemic. The global COVID-19 pandemic continues to evolve, and to date has led to the implementation of various responses, including global government-imposed quarantines, stay-at-home orders, travel restrictions, mandated business closures and other public health safety measures. More recently, there has been a resurgence of infections globally causing many jurisdictions to reimpose restrictions that had been eased during the summer months. These efforts have caused significant societal and economic disruption worldwide, including in all of the regions in which we operate our business and sell our products and services. We remain committed to supporting our employees, customers and partners, and their communities during the pandemic. We have taken a number of actions as a result of the COVID-19 pandemic, including: (i) instituting a short term closure of all of our global offices, including our global headquarters in London, United Kingdom and our offices in the U.S., and shifting to a remote working environment for all of our employees; (ii) implementing a travel ban, (iii) cancelling or shifting to virtual-only customer, industry and employee events; and (iv) establishing an employee support fund to offset the impact of the pandemic on our more vulnerable employees. The expected duration of these actions is uncertain, and while we have relaxed some of the restrictions described above, including developing plans to partially open some of our global offices in mid-2021 at the earliest, we expect that the transition back to normal operations will take time, perhaps several months.

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

Security Incident. On January 12, 2021, we announced that Microsoft Corporation had informed us that a Mimecast-issued certificate provided to certain customers to authenticate certain of our products to Microsoft 365 Exchange Web Services had been compromised by a sophisticated threat actor.  We advised affected customers to break and re-establish their connections with newly issued keys, and a vast majority of these customers took that action, and Microsoft Corporation disabled use of the former connection keys for all affected customers. We also launched an internal investigation, supported by leading third-party forensics experts, and we are coordinating our activities with law enforcement. Our investigation confirmed that this incident is related to the SolarWinds Orion software compromise and was perpetrated by the same sophisticated threat actor.  On January 26, 2021, we announced that our investigation also showed that the threat actor accessed, and potentially exfiltrated, certain encrypted service account credentials created by customers hosted in the United States and the United Kingdom. These credentials establish connections from Mimecast tenants to on-premise and cloud services, which include LDAP, Azure Active Directory, Exchange Web Services, POP3 journaling, and SMTP-authenticated delivery routes.

We are subject to risk and uncertainties as a result of this security incident, including those described in the section entitled “Risk Factors” below. Our investigation remains ongoing and there can be no assurance as to what the overall impact of these events will be.  These types of events often have cascading impacts that unfold over time and may result in a loss of revenue, a diminution of our business prospects and incremental costs, any of which may adversely impact our financial results.  It is also expected that we will continue to incur costs related to our response, remediation, and investigatory efforts relating to this security incident. While we have cyber insurance coverage, the amount of such insurance may be insufficient to compensate us for any expenses or losses that may result from the security incident. The full scope of the costs and related impacts of the security incident, including the availability of insurance to offset some of these costs, cannot be estimated at this time (see Note 16 to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q).

Restructuring. On January 28, 2021, our Board of Directors approved a restructuring plan designed to align our resources with our strategy. The restructuring plan, which includes a reduction of our workforce by approximately 4%, will permit us to increase investment in strategic growth areas.  We currently estimate that we will recognize pre-tax charges to our financial results of approximately $3.7 million, consisting of severance and other one-time termination benefits, and other restructuring related costs. These charges are primarily cash-based and are expected to be recognized in the fourth quarter of fiscal 2021. The actions associated with the restructuring plan are expected to be completed by the end of the first quarter of fiscal 2022.

Key Factors Affecting Our Performance

We believe that the growth of our business and our future success are dependent upon a number of key factors, including the following:

Acquisition of new customers. We employ a sales strategy that focuses on acquiring new customers, through our direct sales force and network of channel partners, and selling additional products to existing customers. Acquiring new customers is a key element of our continued success, growth opportunity and future revenue. We have invested in and intend to continue to invest in our direct sales force and channel partners. During the twelve months ended December 31, 2020, our customer base increased by approximately 2,700 organizations.

Selling additional services to existing customers. Our direct sales force, together with our channel partners and dedicated customer experience team seek to generate additional revenue from our existing customers by adding more of their employees to our services and selling additional services. We continue to believe a significant opportunity exists for us to sell additional services to current customers as they experience the benefits of our services and we address additional business use cases.

Investment in growth. We have invested in and intend to continue to invest in the expansion of our operations, headcount and software development to both enhance our current offerings and build new features and products. We expect our total operating expenses to increase, particularly as we continue to expand our sales operations, marketing activities and research and development team. We intend to continue to invest in our sales, marketing and customer experience organizations to drive additional revenue and support the growth of our customer base. Investments we make in our sales and marketing and research and development organizations will occur in advance of experiencing the full benefit from such investments. For the year ending March 31, 2021, we plan to continue increasing the size of our sales force, investing in the development of additional marketing content and increasing the size of our research and development team.

Currency fluctuations. We conduct business in the United States and in other countries in North America, the United Kingdom and in other countries in Europe, South Africa and in other countries in Africa, Australia and the UAE. As a result, we are exposed to risks associated with fluctuations in currency exchange rates, particularly between the U.S. dollar, the British pound and the South African rand. In the nine months ended December 31, 2020, 54% of our revenue was denominated in U.S. dollars, 26% in British pounds, 10% in South African rand and 9% in other currencies. Given that the functional currency of our subsidiaries is generally the local currency of each entity, but our reporting currency is the U.S. dollar, devaluations of the British pound, South African rand and other currencies relative to the U.S. dollar impacts our profitability.

Key Performance Indicators

In addition to traditional financial metrics, such as revenue and revenue growth trends, we monitor several other key performance indicators to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. The key performance indicators that we monitor are as follows:

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
	(dollars in thousands)
Revenue constant currency growth rate (1)	17%	27%	19%	29%
Revenue retention rate	104%	109%	104%	109%
Total customers (2)	39,600	36,900	39,600	36,900
Gross profit percentage	76%	74%	76%	74%
Adjusted EBITDA (1)	$34,595	$20,600	$93,865	$54,089

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

Reconciliation of Non-GAAP Financial Measures

Revenue constant currency growth rate

In order to determine how our business performed exclusive of the effect of foreign currency fluctuations, we compare the percentage change in our revenue from one period to another using a constant currency. To determine the revenue constant currency growth rate for the fiscal periods below, revenue from entities reporting in foreign currencies was translated into U.S. dollars using the comparable prior period’s foreign currency exchange rates. For example, the average rates in effect for the three and nine months ended December 31, 2019 were used to convert revenue for the three and nine months ended December 31, 2020 and the revenue for the comparable prior period ended December 31, 2019, rather than the actual exchange rates in effect during the respective periods. Revenue constant currency growth rate is a non-GAAP financial measure. A reconciliation of this non-GAAP measure to its most directly comparable GAAP measure for the respective periods can be found in the table below:

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
	(dollars in thousands)
Reconciliation of Revenue Constant Currency Growth Rate:
Revenue, as reported	$129,636	$110,158	$367,505	$312,746
Revenue year-over-year growth rate, as reported	18%	26%	18%	26%
Estimated impact of foreign currency fluctuations	(1)%	1%	1%	3%
Revenue constant currency growth rate	17%	27%	19%	29%

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA:

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$10,789	$206	$23,977	$(4,725)
Depreciation, amortization and disposals of long-lived assets	9,950	8,500	28,298	23,493
Interest expense, net	317	379	1,639	758
Provision for income taxes	1,155	951	2,350	1,299
Share-based compensation expense	13,792	9,701	41,064	29,673
Foreign exchange (income) expense	(1,408)	193	(4,130)	150
Acquisition-related expenses (1)	—	670	667	741
Litigation-related expenses (2)	—	—	—	2,700
Adjusted EBITDA	$34,595	$20,600	$93,865	$54,089

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

We serve approximately 39,600 customers in multiple industries, and our revenue is not concentrated with any single customer or industry. For the nine months ended December 31, 2020 and 2019, no single customer accounted for more than 1% of our revenue, and our largest ten customers accounted for less than 10% of our revenue in aggregate.

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

Sales and marketing expenses

Sales and marketing expenses consist primarily of personnel and related costs, including salaries, benefits, bonuses, commissions and share-based compensation expense. In addition to these expenses, we incur costs related to marketing and promotional events, online marketing, product marketing and allocated overhead costs. We expense all costs as they are incurred, excluding sales commissions identified as incremental costs to obtain a contract, which are capitalized and amortized over the life of our customers, which we estimate to be six years. Sales and marketing expenses increased in the three and nine months ended December 31, 2020 compared to the three and nine months ended December 31, 2019 as we continued to expand our sales and marketing efforts globally, particularly in the United States. We expect that our sales and marketing expenses will continue to increase in absolute dollars in the year ending March 31, 2021 but remain relatively consistent as a percentage of revenue with fiscal 2020. New sales personnel require training and may take several months or more to achieve productivity; as such, the costs we incur in connection with the hiring of new sales personnel in a given period are not typically offset by increased revenue in that period and may not result in new revenue if these sales personnel fail to become productive. We expect to increase our investment in sales and marketing as we add new services, which will increase these expenses in absolute dollars. Over the long term, we believe that sales and marketing expenses as a percentage of revenue will vary depending upon the mix of revenue from new and existing customers, as well as changes in the productivity of our sales and marketing programs.

General and administrative expenses

General and administrative expenses consist primarily of personnel and related expenses for executive, legal, finance, information technology and human resources functions, including salaries, benefits, incentive compensation and share-based compensation expense, in addition to the costs associated with professional fees, litigation-related expenses, insurance premiums, other corporate expenses and allocated overhead costs. We expect general and administrative expenses to increase in absolute dollars as we continue to incur additional personnel and professional services costs in order to support business growth, costs associated with acquisitions, legal fees and litigation-related expenses, funding transactions, and others. Over the long term, we believe that general and administrative expenses as a percentage of revenue will decrease. The full scope of the costs and related impacts of the recently disclosed security incident, including the availability of insurance to offset some of these costs, cannot be estimated at this time (see Note 16 to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q).

Other income (expense)

Other income (expense) is comprised of the following items:

Interest income

Interest income includes interest income earned on our cash, cash equivalents and investments balances. We expect interest income to vary each reporting period depending on our average cash, cash equivalents and investments balances during the period and market interest rates.

Interest expense

Interest expense consists primarily of interest expense associated with our long-term debt and our finance leases. We expect interest expense in fiscal 2021 associated with our long-term debt to decrease compared to fiscal 2020 primarily due to the lower rate of interest on our debt in the current interest rate environment.

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

Our provision for income taxes for the three and nine months ended December 31, 2020 was primarily attributable to the tax provision recorded on the earnings of our profitable entities, partially offset by discrete tax benefits of $1.4 million and $4.5 million, respectively, related to excess tax benefits on non-qualified share option exercises by U.S. and U.K. employees. In addition, during the nine months ended December 31, 2020, we recorded a discrete tax benefit of $0.6 million for the release of a portion of the Company’s pre-existing U.S. valuation allowance as a result of the MessageControl business combination.

Our provision for income taxes for the three and nine months ended December 31, 2019 was primarily attributable to the tax provision recorded on the earnings of our U.S. and South African entities, partially offset by the tax benefit provided on the loss of our Israeli entity and discrete tax benefits of $1.6 million and $3.3 million, respectively, related to excess tax benefits on share option exercises by U.S. employees.

Comparison of Period-to-Period Results of Operations

The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated:

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
	(in thousands)
Revenue	$129,636	$110,158	$367,505	$312,746
Cost of revenue	31,572	28,455	89,783	80,056
Gross profit	98,064	81,703	277,722	232,690
Operating expenses
Research and development	25,408	20,801	70,497	59,506
Sales and marketing	45,187	42,753	133,224	127,288
General and administrative	16,649	16,520	50,400	48,723
Total operating expenses	87,244	80,074	254,121	235,517
Income (loss) from operations	10,820	1,629	23,601	(2,827)
Other income (expense)
Interest income	261	727	612	2,823
Interest expense	(578)	(1,106)	(2,251)	(3,581)
Foreign exchange income (expense) and other, net	1,441	(93)	4,365	159
Total other income (expense), net	1,124	(472)	2,726	(599)
Income (loss) before income taxes	11,944	1,157	26,327	(3,426)
Provision for income taxes	1,155	951	2,350	1,299
Net income (loss)	$10,789	$206	$23,977	$(4,725)

The following table sets forth our condensed consolidated statements of operations data as a percentage of revenue for each of the periods indicated:

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
Revenue	100%	100%	100%	100%
Cost of revenue	24%	26%	24%	26%
Gross profit	76%	74%	76%	74%
Operating expenses
Research and development	20%	19%	19%	19%
Sales and marketing	35%	39%	36%	41%
General and administrative	13%	15%	14%	16%
Total operating expenses	67%	73%	69%	75%
Income (loss) from operations	8%	1%	6%	(1)%
Other income (expense)
Interest income	—%	1%	—%	1%
Interest expense	—%	(1)%	(1)%	(1)%
Foreign exchange income (expense) and other, net	1%	—%	1%	—%
Total other income (expense), net	1%	—%	1%	—%
Income (loss) before income taxes	9%	1%	7%	(1)%
Provision for income taxes	1%	1%	1%	—%
Net income (loss)	8%	—%	7%	(2)%

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

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
	(in millions)
Revenue	$6.1	$5.1	$16.7	$14.5
Cost of revenue	1.9	1.6	5.3	4.5
Research and development	1.8	1.4	4.9	4.1
Sales and marketing	1.9	1.8	5.5	5.4
General and administrative	0.5	0.5	1.5	1.5

Comparison of the Three Months Ended December 31, 2020 and 2019

Revenue

	Three months ended December 31,		Period-to-period change
	2020	2019	Amount	% Change
	(dollars in thousands)
Revenue	$129,636	$110,158	$19,478	18%

Revenue increased $19.5 million in the three months ended December 31, 2020 compared to the three months ended December 31, 2019. The increase in revenue was primarily attributable to increases in new customers, including approximately 2,700 new customers added since December 31, 2019, a full quarter of revenue related to new customers added during the third quarter of fiscal 2020 and additional revenue from customers that existed as of December 31, 2019.

Cost of Revenue

	Three months ended December 31,		Period-to-period change
	2020	2019	Amount	% Change
	(dollars in thousands)
Cost of revenue	$31,572	$28,455	$3,117	11%

Cost of revenue increased $3.1 million in the three months ended December 31, 2020 compared to the three months ended December 31, 2019, which was primarily attributable to increases in data center costs of $1.2 million, personnel-related costs of $0.8 million and depreciation expense of $0.8 million. Data center costs increased primarily as a result of the increase in our customer base and expanding infrastructure, personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount and depreciation expense increased primarily as a result of increased capital expenditures in support of our expanding infrastructure.

Gross profit as a percentage of revenue remained consistent as costs related to supporting and hosting our product offerings and delivering our services are primarily incurred in the region in which the related revenue is recognized.

Operating Expenses

	Three months ended December 31,		Period-to-period change
	2020	2019	Amount	% Change
	(dollars in thousands)
Operating expenses:
Research and development	$25,408	$20,801	$4,607	22%
Sales and marketing	45,187	42,753	2,434	6%
General and administrative	16,649	16,520	129	1%
Total operating expenses	$87,244	$80,074	$7,170	9%

Research and development expenses

Research and development expenses increased $4.6 million in the three months ended December 31, 2020 compared to the three months ended December 31, 2019, which was primarily attributable to increases in personnel-related costs of $2.8 million and professional services costs of $1.2 million. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount. Professional services costs increased primarily due to increased consulting fees.

Sales and marketing expenses

Sales and marketing expenses increased $2.4 million in the three months ended December 31, 2020 compared to the three months ended December 31, 2019, which was primarily attributable to increases in personnel-related costs of $3.7 million and share-based compensation expense of $1.8 million, partially offset by decreases in travel and other costs of $1.9 million and marketing costs of $0.7 million. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount and commissions. Share-based compensation expense increased primarily as a result of equity grants issued to employees since the prior year. Travel and other costs decreased primarily as a result of the impact of the global COVID-19 pandemic and the travel and gathering restrictions in place during the three months ended December 31, 2020.

General and administrative expenses

General and administrative expenses had no significant overall change in the three months ended December 31, 2020 compared to the three months ended December 31, 2019.

Other Income (Expense)

	Three months ended December 31,		Period-to-period change
	2020	2019	Amount	% Change
	(dollars in thousands)
Other income (expense):
Interest income	$261	$727	$(466)	(64)%
Interest expense	(578)	(1,106)	528	(48)%
Foreign exchange income (expense) and other, net	1,441	(93)	1,534	nm
Total other income (expense), net	$1,124	$(472)	$1,596	nm

nm – not meaningful

Foreign exchange income (expense) and other, net changed by $1.5 million primarily as a result of an increase in foreign exchange income of $1.6 million on intercompany balances and foreign-denominated cash balances.

Provision for Income Taxes

	Three months ended December 31,		Period-to-period change
	2020	2019	Amount	% Change
	(dollars in thousands)
Provision for income taxes	$1,155	$951	$204	21%

The provision for income taxes increased by $0.2 million in the three months ended December 31, 2020 compared to the three months ended December 31, 2019. The increase in the provision for income taxes was primarily attributable to changes in the geographical mix of earnings.

Comparison of the Nine Months Ended December 31, 2020 and 2019

Revenue

	Nine months ended December 31,		Period-to-period change
	2020	2019	Amount	% Change
	(dollars in thousands)
Revenue	$367,505	$312,746	$54,759	18%

Revenue increased $54.8 million in the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019. The increase in revenue was primarily attributable to increases in new customers, including approximately 2,700 new customers added since December 31, 2019, a full period of revenue related to new customers added during the first nine months of fiscal 2019, and additional revenue from customers that existed as of December 31, 2019. Revenue for the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019 was negatively impacted by approximately $3.7 million primarily as a result of the strengthening of the U.S. dollar relative to the South African rand, partially offset by the weakening of the U.S. dollar relative to the British pound.

Cost of Revenue

	Nine months ended December 31,		Period-to-period change
	2020	2019	Amount	% Change
	(dollars in thousands)
Cost of revenue	$89,783	$80,056	$9,727	12%

Cost of revenue increased $9.7 million in the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019, which was primarily attributable to increases in data center costs of $4.0 million, personnel-related costs of $2.9 million, depreciation expense of $2.0 million, and amortization of acquisition-related intangible assets of $1.1 million. Data center costs increased primarily as a result of the increase in our customer base and expanding infrastructure. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount. Depreciation expense increased primarily as a result of increased capital expenditures in support of our expanding infrastructure and amortization of acquisition-related intangible assets increased primarily as a result of our recent acquisitions.

As a result of changes in foreign exchange rates, gross profit decreased in absolute dollars by approximately $3.3 million for the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019. Excluding the impact of changes in foreign currency exchange rates, gross profit as a percentage of revenue remained consistent as costs related to supporting and hosting our product offerings and delivering our services are primarily incurred in the region in which the related revenue is recognized.

Operating Expenses

	Nine months ended December 31,		Period-to-period change
	2020	2019	Amount	% Change
	(dollars in thousands)
Operating expenses:
Research and development	$70,497	$59,506	$10,991	18%
Sales and marketing	133,224	127,288	5,936	5%
General and administrative	50,400	48,723	1,677	3%
Total operating expenses	$254,121	$235,517	$18,604	8%

Research and development expenses

Research and development expenses increased $11.0 million in the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019, which was primarily attributable to increases in personnel-related costs of $7.6 million, share-based compensation expense of $3.4 million and professional services of $1.8 million, partially offset by decreases in travel and other costs of $1.6 million. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount. Share-based compensation expense increased primarily as a result of equity grants issued to employees since the prior year. Professional services costs increased primarily due to increased consulting fees. Travel and other costs decreased primarily as a result of the impact of the global COVID-19 pandemic and the travel and gathering restrictions in place during the nine months ended December 31, 2020.

Sales and marketing expenses

Sales and marketing expenses increased $5.9 million in the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019, which was primarily attributable to increases in personnel-related costs of $10.8 million, share-based compensation expense of $3.3 million, partially offset by decreases in travel and other costs of $7.5 million and decreases in professional services of $1.6 million. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount and commissions. Share-based compensation expense increased primarily as a result of equity grants issued to employees since the prior year. Travel and other costs decreased primarily as a result of the impact of the global COVID-19 pandemic and the travel and gathering restrictions in place during the nine months ended December 31, 2020. Professional services decreased primarily as a result of decreased consulting fees related to software implementations.

General and administrative expenses

General and administrative expenses increased $1.7 million in the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019, which was primarily attributable to increases in share-based compensation expense of $3.4 million and personnel-related costs of $1.6 million, partially offset by decreases in litigation-related expenses of $2.7 million (see Note 13 to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q). Share-based compensation expense increased primarily as a result of equity grants issued to employees since the prior year. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount.

Other Income (Expense)

	Nine months ended December 31,		Period-to-period change
	2020	2019	Amount	% Change
	(dollars in thousands)
Other income (expense):
Interest income	$612	$2,823	$(2,211)	(78)%
Interest expense	(2,251)	(3,581)	1,330	(37)%
Foreign exchange income and other, net	4,365	159	4,206	2,645%
Total other income (expense), net	$2,726	$(599)	$3,325	nm

nm – not meaningful

Interest income decreased $2.2 million primarily as a result of lower yields on cash, cash equivalents and investments.

Interest expense decreased $1.3 million primarily as a result of the reduced interest rates associated with our long-term debt.

Foreign exchange income and other, net increased by $4.2 million primarily as a result of an increase in foreign exchange income of $4.3 million on intercompany balances.

Provision for Income Taxes

	Nine months ended December 31,		Period-to-period change
	2020	2019	Amount	% Change
	(dollars in thousands)
Provision for income taxes	$2,350	$1,299	$1,051	81%

The provision for income taxes increased by $1.1 million in the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019. The increase in the provision for income taxes was primarily attributable to the provision recorded on the earnings of the Company’s profitable entities, partially offset by discrete tax benefits related to excess tax benefits on non-qualified share option exercises by U.S. and U.K. employees. In addition, during the nine months ended December 31, 2020, the Company recorded a discrete tax benefit of $0.6 million for the release of a portion of the Company’s pre-existing U.S. valuation allowance as a result of the MessageControl business combination.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, investments, accounts receivable and our Revolving Facility (as defined below). The following table shows net cash provided by operating activities, net cash used in investing activities, and net cash provided by financing activities for the nine months ended December 31, 2020 and 2019:

	Nine months ended December 31,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$95,326	$65,490
Net cash used in investing activities	(47,975)	(28,438)
Net cash provided by financing activities	38,649	14,366

As of December 31, 2020 and March 31, 2020, we had cash and cash equivalents of $270.9 million and $174.0 million, respectively. Net cash provided by operating activities was $95.3 million for the nine months ended December 31, 2020. In the year ending March 31, 2021, we expect net cash provided by operating activities to increase as compared to the year ended March 31, 2020. In the year ending March 31, 2021, we have been investing in the development and expansion of our Mime | OS™ platform to improve on our existing solutions in order to provide more capabilities to our customers. Investments in capital expenditures in the year ended March 31, 2020 were $53.2 million, of which $31.2 million related to the expansion of our grid architecture. We expect fiscal year 2021 capital expenditures to decrease significantly as fiscal year 2020 included one-time costs related to the build-out and expansion of facilities in the United Kingdom and other locations.

Based on our current operating plan, we believe that our current cash and cash equivalents, Revolving Facility and operating cash flows will be sufficient to fund our operations for at least the next twelve months from the date of this filing. Our future capital requirements may vary materially from those planned and will depend on certain factors, such as, our growth and our operating results. If we require additional capital resources to grow our business or to acquire complementary technologies and businesses in the future, we may seek to sell additional equity or raise funds through debt financing or other sources. We cannot provide assurance that additional financing will be available at all or on terms favorable to us. We had commitments for capital expenditures of approximately $7.2 million as of December 31, 2020, primarily related to the expansion of our grid architecture.

Borrowings and Credit Facility

In July 2018, we entered into a Credit Agreement, or the Credit Agreement, by and among us, certain of our subsidiaries party thereto, as guarantors, certain financial institutions party thereto from time to time, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, or the Administrative Agent. The Credit Agreement provided the Company with a $100.0 million senior secured term loan, or the Term Loan, and a $50.0 million senior secured revolving credit facility, or the Revolving Facility, which is available to fund working capital and for other corporate purposes, including to finance permitted acquisitions and investments. In June 2020, the Credit Agreement was amended to permit us to issue letters of credit in certain additional foreign currencies beyond the U.S. dollar and the British pound (as amended, the Credit Agreement, the Term Loan and the Revolving Facility are referred to herein as the Credit Facility). Total availability under the Revolving Facility is reduced by outstanding letters of credit. As of December 31, 2020 and 2019, total availability under the Revolving Facility was $30.0 million and $48.0 million, respectively. In July 2020, we drew down $17.5 million under the Revolving Facility. See Note 12 to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q for further information. Interest under the Credit Facility accrues at a rate between LIBOR plus 1.375% and LIBOR plus 1.875%, based on our ratio of indebtedness to earnings before interest, taxes, depreciation, amortization and certain other adjustments, or Consolidated EBITDA. Based on this ratio, the current interest rate as of December 31, 2020 under the Credit Facility is LIBOR plus 1.375%. The InterContinental Exchange Benchmark Administration has announced that it will no longer publish certain tenors of the LIBOR rate starting in 2021. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk” below for further information. The term of the Credit Facility is five years, maturing on July 23, 2023. At the time we entered into the Credit Agreement, we had no existing debt.

The Credit Facility has financial covenants that require us to maintain a Consolidated Secured Leverage Ratio (as described below), which commenced on September 30, 2018, of not more than 3.00 to 1.00 for the four consecutive fiscal quarter period ending on the last day of each fiscal quarter, or the Reference Period, with a step-up to 3.50 to 1.00 for any four-quarter period in which we consummate a permitted acquisition having an aggregate purchase price in excess of $25.0 million. We must also maintain a Consolidated Interest Expense Ratio of 3.00 to 1.00 which commenced on September 30, 2018 and for each Reference Period thereafter. For purposes of the covenants, “Consolidated Secured Leverage Ratio” generally refers to the ratio of Consolidated Funded Debt that is secured by a lien on assets of us or our subsidiaries to Consolidated EBITDA. “Consolidated Funded Debt” generally refers to borrowed money, debt instruments, finance leases, deferred purchase price of property or services (excluding accounts payable in the ordinary course of business) and earn outs that are due and payable. “Consolidated Interest Expense Ratio” generally refers to the ratio of Consolidated EBITDA to cash interest expense with respect to indebtedness, with certain exclusions. The Company was in compliance with all covenants as of December 31, 2020 and management reasonably believes it will be in compliance with such covenants over the next 12 months.

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

Operating activities

For the nine months ended December 31, 2020, cash provided by operating activities was $95.3 million. The primary factors affecting our operating cash flows during the period were our net income of $24.0 million, adjusted for non-cash items of $41.1 million of share-based compensation expense, $22.3 million for amortization of our operating lease right-of-use assets, $28.3 million for depreciation and amortization of our property, equipment and intangible assets, and $9.5 million for amortization of deferred contract costs, partially offset by unrealized currency gains on foreign denominated transactions of $4.5 million. The primary drivers of the changes in operating assets and liabilities were a $25.0 million decrease in operating lease liabilities, a $19.5 million increase in deferred contract costs, a $3.6 million decrease in accounts payable and a $1.7 million increase in prepaids and other current assets, partially offset by a $6.2 million decrease in accounts receivable, a $2.5 million increase in deferred revenue, and a $16.0 million increase in accrued expenses and other liabilities.

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

Investing activities

For the nine months ended December 31, 2020, cash used in investing activities consisted of $30.9 million in purchases of property, equipment and capitalized software and $17.0 million in payments for the MessageControl acquisition. For the nine months ended December 31, 2019, cash used in investing activities of $28.4 million consisted of $40.3 million in purchases of property, equipment and capitalized software, $21.1 million in payments for the DMARC Analyzer acquisition, and $3.0 million in strategic investments, partially offset by $36.0 million in maturities of investments.

For the nine months ended December 31, 2020, our capital expenditures were primarily associated with computer equipment and software purchased in support of our expanding infrastructure. For the nine months ended December 31, 2019, our capital expenditures were primarily associated with computer equipment and software purchased in support of our expanding infrastructure. Additionally, in the nine months ended December 31, 2020, we had purchases of $0.8 million related to office facilities and in the nine months ended December 31, 2019, we had purchases of $17.8 million in leasehold improvements and office equipment related to the fit-out of our new office facilities.

Financing activities

Cash provided by financing activities of $38.6 million for the nine months ended December 31, 2020 was due to proceeds from the draw down on our revolving credit facility of $17.5 million, proceeds from issuance of ordinary shares under our equity plans of $31.1 million, partially offset by withholding taxes related to net share settlement of employee stock purchase plan purchases and vesting of restricted share units of $4.2 million, payments on debt of $5.0 million, and payments on finance lease obligations of $0.8 million.

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

Net Operating Loss Carryforwards and Income Tax Credits

As of December 31, 2020, we had net operating loss carryforwards in the U.K., U.S. federal and state, Australia, Germany, Israel, and the Netherlands.  U.S. federal net operating losses generated through the fiscal year ending March 31, 2018 expire at various dates through 2038 while U.S. federal net operating losses generating after March 31, 2018 do not expire. Substantially all U.S. state net operating loss carryforwards expire at various dates through 2040. Net operating loss carryforwards in the Netherlands expire at various dates from 2026 through 2028. Net operating loss carryforwards in the U.K., Australia, Germany and Israel do not expire. As of December 31, 2020, we had U.K. income tax credit carryforwards that do not expire. As of December 31, 2020, we had Israel income tax credit carryforwards that expire at various dates from 2023 to 2026.

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

Off-balance sheet arrangements

Up to and including the nine months ended December 31, 2020, we have not had any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As a result, we are not exposed to related financing, liquidity, market or credit risks that could arise if we had engaged in those types of arrangements.

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

	Nine months ended December 31, 2020
	Revenues	Expenses
British pound	26%	32%
South African Rand	10%	4%
Other currencies	9%	13%
Total	45%	49%

	Nine months ended December 31, 2019
	Revenues	Expenses
British pound	27%	33%
South African Rand	12%	5%
Other currencies	7%	11%
Total	46%	49%

As of December 31, 2020 and March 31, 2020, we had $42.4 million and $48.8 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements. As of December 31, 2020 and March 31, 2020, we had $71.9 million and $44.2 million, respectively, of cash denominated in currencies other than the U.S. dollar. As of December 31, 2020, cash denominated in British pounds and South African rand was $17.1 million and $43.3 million, respectively. As of March 31, 2020, cash denominated in British pounds and South African rand was $14.1 million and $20.1 million, respectively.

In addition, although our foreign subsidiaries have intercompany accounts that are eliminated upon consolidation, these accounts expose us to foreign currency exchange rate fluctuations. Exchange rate fluctuations on short-term intercompany accounts are recorded in our condensed consolidated statements of operations under “foreign exchange income (expense) and other, net.”

Currently, our largest foreign currency exposures are the British pound and South African rand. From time to time certain macro-economic events have resulted in volatility in exchange rates including the global COVID-19 pandemic and the U.K’s exit from the European Union. See Item 1A, “Risk Factors – Fluctuations in currency exchange rates could adversely affect our business.” Relative to foreign currency exposures existing as of December 31, 2020, significant movements in foreign currency exchange rates may expose us to significant losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the nine months ended December 31, 2020, we estimate that a 10% unfavorable movement in foreign currency exchange rates against the U.S. dollar would have decreased revenue by $16.7 million, decreased expenses by $17.1 million and would have increased our income from operations by $0.4 million. For the nine months ended December 31, 2019, we estimate that a 10% unfavorable movement in foreign currency exchange rates against the U.S. dollar would have decreased revenue by $14.5 million, decreased expenses by $15.5 million and would have decreased our loss from operations by $1.0 million. The estimates used assume that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. All of the potential changes noted above are based on sensitivity analyses performed on our financial results for the nine months ended December 31, 2020 and 2019.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments primarily consist of money market funds. As of December 31, 2020 and March 31, 2020, we had cash and cash equivalents of $270.9 million and $174.0 million, respectively. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Our Credit Agreement provides us with a $100.0 million senior secured term loan, and a $50.0 million senior secured revolving credit facility. Interest under the Credit Facility accrues at a rate between LIBOR plus 1.375% and LIBOR plus 1.875%. We estimate that a 100 basis point increase in the LIBOR rate would result in approximately $1.0 million of additional interest expense over the ensuing twelve-month period under the Credit Facility. The InterContinental Exchange Benchmark Administration has announced that it will no longer publish the one week and two month tenor LIBOR rates starting in 2021 with remaining tenors to be quoted through June 2023. Our Credit Facility provides that, under certain circumstances set forth in the Credit Facility, we and the administrative agent may amend the applicable Credit Facility to replace LIBOR with an alternate benchmark rate, giving due consideration to any evolving or then existing convention for similar syndicated credit facilities in the U.S. market for alternative benchmarks. Such alternative benchmark rate could include the secured overnight financing rate, also known as SOFR, published by the Federal Reserve Bank of New York. We do not expect the change to an alternative rate to have a material impact on our financial results.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that our employees are working remotely due to the global COVID-19 pandemic. We are continually monitoring and assessing the global COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For information on legal proceedings, see Note 13, “Commitments and Contingencies”, to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A. Risk Factors.

The material and other risks and uncertainties summarized above and described below are not exhaustive or exclusive. Other sections of this Quarterly Report on Form 10-Q may include additional factors which could adversely affect our business, results of operations and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors not presently known to us or that we currently deem immaterial may emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Business and Operational Risks

The global COVID-19 pandemic, including the related containment efforts, has had, and we expect will continue to have, certain negative impacts on our business and operations, and we are unable to predict with certainty the extent to which it may continue to adversely affect our business, results of operations and financial condition.

In December 2019, a novel strain of coronavirus, or COVID-19, was reported to have surfaced in Wuhan, China. COVID-19 has since spread to Europe, the United States and most other countries, and has been declared a pandemic by the World Health Organization. The COVID-19 pandemic continues to evolve, and to date has led to the implementation of various responses, including global government-imposed quarantines, stay-at-home orders, travel restrictions, mandated business closures and other public health safety measures. While infection rates declined somewhat during the late spring and summer, COVID-19 infections increased dramatically in the fall and early winter in many locations, which caused governments to reinstate, or consider reinstating, some restrictions. These containment efforts have caused significant societal and economic disruption worldwide, including in all of the regions in which we operate our business and sell our products and services. To date, we have taken a number of actions as a result of the COVID-19 pandemic. Our actions include, among others: (i) a decision to close all of our global offices, including our global headquarters in London, United Kingdom, and the resulting shift to a virtual work environment where all of our employees, including our global sales and customer support staff, are working remotely; (ii) a decision to limit and then ultimately ban all non-essential travel, including international travel; (iii) a decision to cancel or shift to virtual-only certain customer, industry and employee events; and (iv) the establishment of an employee support fund, funded in part by executive and employee donations, to offset the impact of the pandemic on our more vulnerable employees. The expected duration of these actions is uncertain.  While several vaccines designed to combat COVID-19 have been approved by many governments, we expect that the transition back to normal operations will take time, perhaps several months. We believe that the COVID-19 pandemic has negatively impacted and will continue to negatively impact our business and results of operations in a number of ways, including (i) an impact on the demand for our products and services caused by a decline in the rate of IT and security spending and a delay in purchasing decisions as IT and security staff focus on addressing the disruption to their businesses, which will impact sales to prospects and existing customers and increase customer attrition, (ii) restrictions on our global sales and marketing operations, including eliminating in-person sales activities, (iii) an impact on our employees’ ability to perform necessary business functions, including as a result of illness, family illness and general economic hardship, or as a result of restrictions on movement, including the necessity of working from home for an extended period, (iv) customers seeking extended payment terms or declaring bankruptcy or seeking to liquidate making collectability of accounts receivables difficult or impossible, (v) a disruption to our supply chain, particularly as it relates to hardware needed to expand existing data centers and planned data centers, (vi) continued currency volatility, and (vii) an increased risk of information or cybersecurity incidents and a failure to maintain the uninterrupted operation of our information systems due to, among other things, an increase in remote work. In addition, governmental authorities both in the United States and in Europe have adopted measures to provide economic assistance to businesses, to stabilize the markets and to support economic stability, and many governments are considering adopting additional measures to support their economies. The future success of these measures is unknown, and they may not be sufficient to mitigate the negative impact of the global COVID-19 pandemic. We have been closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our operations and the operations of our customers, suppliers, vendors and business partners and the impact it has on the safety and well-being of our employees, and may take further precautionary and preemptive actions as may be required by government authorities.

Any of the negative impacts of the global COVID-19 pandemic, including those described above, alone or in combination with others, may have a material adverse effect on our results of operations and financial condition. The extent to which the global COVID-19 pandemic will continue to adversely affect our business and results of operations will depend on numerous evolving factors and future developments that we are not able to predict, including the duration, spread and severity of the outbreak, including the potential that there could be recurring outbreaks in the future, the nature and effectiveness of containment measures, the availability of treatments, effectiveness of available vaccines and the speed at which such vaccines are distributed, the effect on the economy, unemployment, and IT and security spending in particular, and how quickly and to what extent normal economic and business operations can resume. Because our services are offered on a subscription basis, the effect of the pandemic may not be fully reflected in our operating results until future periods. If the global COVID-19 pandemic is prolonged, it could amplify the negative impacts on our business and results of operations, and may also heighten many of the other risks, including risk factors, described in this section and elsewhere in this Quarterly Report on Form 10-Q. It is also possible that any adverse impacts of the pandemic and containment measures may continue once the pandemic is controlled and the containment measures are lifted.

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

On January 12, 2021, we announced that Microsoft Corporation had informed us that a Mimecast-issued certificate provided to certain customers to authenticate Mimecast Sync and Recover, Continuity Monitor and IEP products to Microsoft 365 Exchange Web Services had been compromised by a sophisticated threat actor. We advised affected customers to break and re-establish their connections with newly issued keys, and a vast majority of these customers took that action, and Microsoft Corporation disabled use of the former connection keys for all affected customers. We also launched an internal investigation, supported by leading third-party forensics experts, and we are coordinating our activities with law enforcement. Our investigation confirmed that this incident was related to the SolarWinds Orion software compromise and was perpetrated by the same sophisticated threat actor. On January 26, 2021, we announced that our investigation also showed that the threat actor accessed, and potentially exfiltrated, certain encrypted service account credentials created by customers hosted in the United States and the United Kingdom. These credentials establish connections from Mimecast tenants to on-premise and cloud services, which include LDAP, Azure Active Directory, Exchange Web Services, POP3 journaling, and SMTP-authenticated delivery routes. We advised customers hosted in the United States and United Kingdom to take precautionary steps to reset their credentials. We are subject to additional risks and uncertainties as a result of these events, including those described in the bullets below. Our investigation remains ongoing and there can be no assurance that we will be able to detect the existence or extent of the attacks on us or our customers or that our isolation and remediation efforts to date will be effective. As a result, we are unable to predict what the overall impact of these events will be. Any perception by new or prospective customers that the confidential information of our customers is not secure could result in a material loss of business and revenue and damage our reputation and competitiveness. Furthermore, these types of events often have cascading impacts that unfold over time and may result in a loss of revenue, a diminution of our business prospects and incremental costs, any of which may adversely impact our financial results.

The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target. As a result, there can be no guarantees that we will be able to anticipate these techniques or implement adequate preventative measures. Though it is difficult to determine what harm may directly result from any specific interruption or breach, unauthorized access to or disclosure of confidential information, disruption, including DDoS attacks, or the perception that the confidential information of our customers is not secure, any of these events could result in (i) a material loss of business and revenue, (ii) significant remediation costs such as liability for stolen assets or information and repairs of system damage, (iii) substantial legal liability and legal risks, including regulatory actions by state and federal governmental authorities and non-U.S. authorities, (iv) significant harm to our reputation, (v) increased cybersecurity protection costs and insurance premiums and (vi) damage to our competitiveness. Further, any mandatory regulatory disclosures regarding a security breach, unauthorized access to or disclosure of confidential information often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures. Furthermore, our insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our policy may not cover our remediation expenses or any claim against us for loss of data or other indirect or consequential damages. Defending any suit based on or related to any data loss or system disruption, regardless of its merit, could be costly and divert management’s attention.

We must continually monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access and expend significant resources to respond to threats to security. To defend against threats to our systems and our customers’ confidential information, we must continuously invest in the development of more secure solutions and improve the security features of our solutions and the deployment of updates to address any security vulnerabilities. However, despite our efforts, we may fail to identify these new and complex methods of attack or fail to invest sufficient resources in security measures. In addition, as we increase our customer base and our brand becomes more widely known and recognized, we may become a more attractive target for malicious third parties. Furthermore, our solutions connect to, operate in conjunction with and are dependent on products and components across a broad ecosystem of third parties. If there is a security vulnerability in one of these components, and if a threat actor is successful in breaching that vulnerability, we could face increased costs, liability claims, reduced revenue, or harm to our reputation or competitive position for reasons beyond our control. Any breach of our security measures as a result of third-party action, employee negligence and/or error, malfeasance, defects or otherwise that compromises the confidentiality, integrity or availability of our data or our customers’ data could result in:

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

To succeed, we must continue to attract new customers and retain existing customers who desire to use our existing security, continuity and archiving offerings and new products we introduce from time to time. Acquiring new customers is a key element of our continued success, growth opportunity and future revenue. We will continue to invest in a direct sales force combined with a focused channel strategy designed to serve the various requirements of small, mid-market and large enterprises and to bring new customers onto our cloud architecture. Any failures by us to execute in these areas will negatively impact our business. The rate at which new and existing customers purchase our products depends on a number of factors, including potential concerns related to our recently disclosed security incident and other factors outside of our control. For example, a deterioration in macroeconomic conditions in the markets we operate in as a result of the global COVID-19 pandemic or for other reasons could have a negative impact on our customers, which could adversely impact our ability to attract new customers and retain existing customers.  In the past, negative macroeconomic conditions resulted in reductions in demand for IT-related capital spending generally and security solutions specifically, particularly in the financial services, legal and other industries that we target. Also, in the fiscal year ended March 31, 2017, we benefited from the decision by Intel Corporation to end-of-life its McAfee MX Logic email protection product.  Our future success also depends on retaining our current customers at acceptable retention levels. Our retention rates may decline or fluctuate as a result of a number of factors, including potential concerns related to our recently disclosed security incident. Our retention rates may also fluctuate as a result of factors outside our control, including competition, customers’ budgeting and spending priorities, and overall general economic conditions in the geographic regions in which we operate. For example, the impact of the COVID-19 pandemic on the current economic environment has caused, and may in the future cause, such customers to request concessions including extended payment terms or better pricing. Customers may delay or cancel information technology projects or seek to lower their costs by renegotiating existing vendor contracts. If our customers do not renew their subscriptions for our products and services, our revenue would decline and our business would suffer. In future periods, our total customers and revenue could decline or grow more slowly than we expect.

If we are unable to sell additional services, features and products to our existing customers, our future revenue and operating results will be harmed.

A significant portion of our revenue growth is generated from sales of additional services, features and products to existing customers. Our future success depends, in part, on our ability to continue to sell such additional services, features and products to our existing customers. We devote significant efforts to developing, marketing and selling additional services, features and products and associated support services to existing customers and rely on these efforts for a portion of our revenue. These efforts require a significant investment in building and maintaining customer relationships, as well as significant research and development efforts in order to provide upgrades and launch new services, features and products. The rate at which our existing customers purchase additional services, features and products depends on a number of factors, including the perceived need for additional security, continuity and archiving services, the efficacy of our current services, the perceived utility and efficacy of our new offerings, potential concerns related to our recently disclosed security incident, our customers’ IT budgets and general economic conditions in the geographic regions in which we operate, which may be impacted by the economic uncertainty resulting from the global COVID-19 pandemic. If our efforts to sell additional services, features and products to our customers are not successful, our future revenues and operating results will be harmed.

Our business depends substantially on customers renewing their subscriptions with us and a decline in our customer renewals would harm our future operating results.

In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions with us when the existing subscription term expires. Although the majority of our customer contracts include auto-renew provisions, our customers have no obligation to renew their subscriptions upon expiration, and we cannot provide assurance that customers will renew subscriptions at the same or higher level of service, if at all, particularly given the current economic uncertainty resulting from the global COVID-19 pandemic. For the trailing twelve-month period ended December 31, 2020, and the fiscal years ended March 31, 2020 and 2019, our customer retention rate has been consistently greater than 90%. We calculate customer retention rate as the percentage of paying customers on the last day of the relevant period in the prior year who remain paying customers on the last day of the relevant period in the current year. The rate of customer renewals may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction or dissatisfaction with our solutions, potential concerns related to our recently disclosed security incident, outages impacting our service, the effectiveness of our customer support services, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, or reductions in our customers’ spending levels or general economic conditions in the geographic regions in which we operate. If our customers do not renew their subscriptions, or renew on less favorable terms, our revenue may decline, and we may not realize improved operating results from our customer base.

The markets in which we participate are highly competitive, with several large established competitors, and our failure to compete successfully would make it difficult for us to add and retain customers and would reduce or impede the growth of our business.

Our market is large, highly competitive, fragmented and subject to rapidly evolving technology, shifting customer needs and frequent introductions of new products and services. We currently compete with companies that offer products that target email, web and data security, awareness training, continuity, archiving, DMARC reporting, and digital brand protection, as well as large providers such as Microsoft Corporation and Google Inc., which offer functions and tools as part of their core mailbox services that may be, or be perceived to be, similar to ours.

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

In addition, as we launch new products and services, we will face competition from new and existing competitors. We expect competition to increase in the future from both existing competitors and new companies that may enter our markets. Additionally, some potential customers, particularly large enterprises, may elect to develop their own internal products. If two or more of our competitors were to merge or partner with one another, the change in the competitive landscape could reduce our ability to compete effectively. Our continued success and growth depend on our ability to out-perform our competitors at the individual service level as well as increasing demand for a unified service infrastructure. We cannot guarantee that we will out-perform our competitors at the product level or that the demand for a unified service technology will increase.

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

Our business and results of operations may be negatively impacted by the United Kingdom’s withdrawal from the European Union

The United Kingdom’s withdrawal from the European Union, or Brexit, became effective on January 31, 2020, and the transition period, or the Brexit transition period, during which time the United Kingdom and the European Union negotiated the terms of trade and other matters, ended on December 31, 2020. The United Kingdom and European Union have signed a European Union-United Kingdom Trade and Cooperation Agreement, or the TCA, which became provisionally applicable on January 1, 2021 and will become formally applicable once ratified by both the United Kingdom and the European Union. Negotiations between the United Kingdom and the European Union are expected to continue in relation to certain elements of the trading relationship between the United Kingdom and the European Union. The ultimate effects of Brexit will depend, in part, on how the terms of the TCA take effect in practice and on any other agreements the United Kingdom may make with the European Union and many of the regulations that now apply in the United Kingdom following the Brexit transition period (including financial laws and regulations, tax, intellectual property rights, data protection laws, immigration  laws and employment laws), will likely be amended in future as the United Kingdom determines its new approach, which may result in significant divergence from European Union regulations. This lack of clarity on future United Kingdom laws and regulations and their interaction with the European Union laws and regulations increases our burden of operating in and doing business in the United Kingdom and the European Union and may affect our results of operations in a number of ways, including increasing currency exchange risk and disruptions in trade and the free movement of goods and services to and from the United Kingdom, generating instability in the global financial markets or negatively impacting the economies of the United Kingdom and Europe.  In addition, because of our significant presence in the United Kingdom, it is possible that Brexit may impact some or all of our current operations, including transfers of our personal data and our customers’ personal data between our operations in the United Kingdom and our operations in the European Union.  As a result, some of our European customers that are not based in the United Kingdom may require that we move their data from our United Kingdom data centers to our data centers based in Germany.  Brexit may also impact our ability to freely move employees from our London headquarters to our other locations in Europe. The long-term effects of Brexit will depend in part on how the TCA, and any future agreements signed by the United Kingdom and the European Union, take effect in practice. We expect that Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replicate or replace.  Any of these effects of Brexit, and others we cannot anticipate, could negatively impact our business and results of operations.

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

In order to grow our business, we anticipate that we will continue to depend on our relationships with our channel partners who we rely on, in addition to our direct sales force, to sell and support our services. In the nine-month period ended December 31, 2020, while no individual channel partner accounted for 10% or more of our revenue, in the aggregate, our channel partners accounted for 75% of our revenue. We expect that sales to channel partners will continue to account for a substantial portion of our revenue for the foreseeable future. We utilize channel partners to efficiently increase the scale of our marketing and sales efforts, increasing our market penetration to customers which we otherwise might not reach on our own. Our ability to achieve revenue growth in the future will depend, in part, on our success in maintaining successful relationships with our channel partners.

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

We provide service level commitments under our subscription agreements and service disruptions, including any related to our recently disclosed security incident, could obligate us to provide refunds and we could face subscription terminations, which could adversely affect our revenue.

Our subscription agreements with customers provide certain service level commitments. If we are unable to meet the stated service level commitments or suffer extended periods of downtime that exceed the periods allowed under our customer agreements, including as a result of our recently disclosed security incident, we could be required to pay refunds or face subscription terminations, either of which could significantly impact our revenue.

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

In addition, as of December 31, 2020, we had $224.5 million in goodwill and intangible assets, net of accumulated amortization, recorded on our balance sheet as a result of our recent acquisitions. We will incur expenses related to the amortization of intangible assets and we may in the future need to incur charges with respect to the impairment of goodwill or intangible assets, which could adversely affect our operating results.

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

Our quarterly operating results, including the levels of our revenue, gross margin, profitability, cash flow and deferred revenue, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control and, as a result, may not fully reflect the underlying performance of our business. Fluctuations in quarterly results may negatively impact the value of our ordinary shares. Factors that may cause fluctuations in our quarterly financial results include, but are not limited to:

•foreign currency exchange rates;

•our ability to attract new customers;

•our revenue retention rate;

•the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;

•network outages or security breaches;

•general economic, industry and market conditions, including the impact of the global COVID-19 pandemic, Brexit and economic conditions in South Africa;

•expenses related to litigation matters;

•increases or decreases in the number of features in our services or pricing changes upon any renewals of customer agreements;

•changes in our pricing policies or those of our competitors;

•new variations in sales of our services, which has historically been highest in the fourth quarter of a given fiscal year;

•the timing and success of new services and service introductions by us and our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;

•restructuring expenses; and

•the impact of acquisitions.

We are subject to a number of risks associated with global sales and operations.

We operate a global business with offices located in the United States, the United Kingdom, South Africa, Australia and Germany, as well as several other locations. In the nine-month period ended December 31, 2020, we generated 52% of our revenue from the United States, 29% from the United Kingdom, 10% from South Africa and 9% from the rest of the world. As a result, our sales and operations are subject to a number of risks and additional costs, including the following:

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

We invested 19%, 19% and 17% of our revenue in research and development in the nine-month period ended December 31, 2020, and the fiscal years ended March 31, 2020 and 2019, respectively. We expect to continue to dedicate significant financial and other resources to our research and development efforts in order to maintain our competitive position. However, investing in research and development personnel, developing new services and enhancing existing services is expensive and time-consuming, and there is no assurance that such activities will result in significant new marketable services, enhancements to existing services, design improvements, cost savings, revenue or other expected benefits. If we spend significant time and effort on research and development and are unable to generate an adequate return on our investment, our business and results of operations may be materially and adversely affected.

We employ third-party licensed software for use in or with our services, and the inability to maintain these licenses or errors in the software we license could result in increased costs, or reduced service levels, which would adversely affect our business.

Our services incorporate and rely on certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software and development tools in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. In addition, integration of the software used in our services with new third-party software may require significant work and require substantial investment of our time and resources and delays in the release of our services until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. A licensor may have difficulties keeping up with technological changes or may stop supporting the software or other intellectual property that it licensed to us. Also, to the extent that our services depend upon the successful operation of third-party software in conjunction with our software, any undetected errors, defects or security vulnerabilities in this third-party software could prevent the deployment or impair the functionality of our services, delay new services introductions, result in a failure of our services, result in security breaches, and injure our reputation. Our use of additional or alternative third-party software would require us to enter into additional license agreements with third parties on terms that may not be favorable to us.

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

Actions that we are taking to restructure our business to better align our resources with our strategy may be costly and may not be as effective as anticipated.

On January 28, 2021, our Board of Directors approved a restructuring plan designed to align our resources with our strategy. The restructuring plan, which includes a reduction of our workforce by approximately 4%, will permit us to increase investment in strategic growth areas.  We currently estimate that we will recognize pre-tax charges to our financial results of approximately $3.6 million, consisting of severance and other one-time termination benefits, and other restructuring related costs. These charges are primarily cash-based and are expected to be recognized in the fourth quarter of fiscal 2021. The actions associated with the restructuring plan are expected to be completed by the end of the first quarter of fiscal 2022.

There may be adverse consequences related to such actions which include various charges for severance and severance-related costs and the loss of proprietary information and in-house knowledge in connection with the planned reduction in our workforce. This type of restructuring activity may result in business disruptions and may not produce the full efficiency and cost reduction benefits anticipated. Furthermore, the benefits may be realized later than expected and the cost of implementing these measures may be greater than anticipated. If these measures are not successful, we may need to undertake additional cost reduction efforts, which could result in future charges. Moreover, the restructuring plan may cause business disruptions with customers and elsewhere if our cost reduction efforts prove ineffective, and our business may not be more efficient or effective than prior to implementation of the plan. Our restructuring activities, including the related charges and the impact of the related workforce reduction, which may include potential legal claims by impacted employees, could have a material adverse effect on our business, operating results and financial condition.

Legal and Regulatory Risks

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

Laws and regulations related to the provision of services on the internet are increasing, as federal, state and foreign governments continue to adopt new laws and regulations addressing data privacy and the collection, processing, storage and use of personal information. For example, in the United States, these include laws and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Graham-Leach-Bliley Act of 1999, and state breach notification and data privacy laws, as well as regulator enforcement positions and expectations reflected in federal and state regulatory actions, settlements, consent decrees and guidance documents. On June 28, 2018, the State of California enacted the California Consumer Privacy Act of 2018, or CCPA, which became effective on January 1, 2020. The CCPA governs the collection, sale and use of California consumers’ (i.e., California residents’) personal information (as that term is broadly defined by the CCPA), and it has significant impacts on businesses’ handling of personal information and existing privacy policies and procedures. The CCPA gives California consumers expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation.  The CCPA, as well as data privacy laws that have been proposed in other U.S. states, may limit our ability to use, process and store certain data, which may decrease adoption of our services, increase our costs for compliance, and harm our business, financial condition, cash flows and results of operations. In addition, the CCPA may subject us to regulatory fines by the State of California, individual claims, and increased commercial liabilities. Internationally, virtually every jurisdiction in which we operate has established its own data security, data protection and privacy legal frameworks with which we, or our customers, must comply, including the European Union General Data Protection Regulation, or GDPR. The GDPR applies to any company established in the European Union as well as to those outside the European Union if they collect and use personal data in connection with the offering of goods or services to individuals in the European Union or the monitoring of their behavior. The GDPR has enhanced data protection obligations for controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and has created onerous new obligations and liabilities on service providers or data processors. Under GDPR, fines of up to 20,000,000 Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, may be imposed. Moreover, data subjects can claim damages resulting from violations of the GDPR. The GDPR further grants non-profit organizations the right to bring claims on behalf of data subjects. Following the end of the Brexit transition period on December 31, 2020, the GDPR has been adopted in UK law as the ‘UK GDPR’, but there may be further developments about the regulation that may impact data protection and data privacy considerations. In addition, while the European Union Commission has not yet made an adequacy decision regarding the United Kingdom’s data protection regime, under the trade agreement negotiated between the UK and the European Union during the Brexit transition period, transfers of personal data from the European Union to the UK are not treated as transfers to a "third country" until the earlier of (a) the date on which the European Union Commission issues an adequacy decision regarding the UK, or (b) May 1, 2021 (which will automatically be extended to July 1, 2021 unless either side objects).

Given the breadth and depth of changes in data protection obligations, complying with its requirements has caused us to expend significant resources and such expenditures are likely to continue into the future as we respond to new interpretations and enforcement actions and as we continue to negotiate data processing agreements with our customers and business partners. In addition, while our investigation is ongoing, our recently disclosed security incident may implicate the regulatory notification requirements applicable to us or our customers under various data protection regimes. As a result, we could be subject to regulatory fines and reputational damage, either of which could harm our operating results and adversely affect our business.

To facilitate and legitimize the transfer of both customer and personal data from the European Union and the United Kingdom to the United States, in the past we have relied on the EU-U.S. Safe Harbor Framework, which required U.S.-based companies to provide assurance that they were adhering to relevant European standards for personal data protection. In October 2015, the Court of Justice of the European Union (the “CJEU”) invalidated the EU-U.S. Safe Harbor Framework. In February 2016, the U.S. and European Union announced agreement on a new framework for transatlantic data flows entitled the EU-U.S. Privacy Shield Framework and on July 12, 2016, the European Commission deemed the EU-U.S. Privacy Shield Framework an adequate mechanism to enable data transfers outside of the European Economic Area (the “EEA”) to the U.S. under European Union law. On January 12, 2017, the Swiss Government approved the Swiss-U.S. Privacy Shield Framework as a valid legal mechanism to comply with Swiss data protection requirements when transferring personal data from Switzerland to the United States. As noted above, following the end of the Brexit transition period, there remains considerable uncertainty regarding the future status of data transfers between the UK and the EEA. We are currently certified under the EU-US and the Swiss-US Privacy Shield frameworks. In July 2020, however, the CJEU ruled that the

EU-US Privacy Shield Framework is invalid for the transfer of personal data outside of the EEA to the United States. In its decision, the CJEU affirmed that personal data transfers from the EEA to the United States pursuant to standard contractual clauses, or SCCs, remain a valid transfer mechanism, subject to a requirement that the supervisory authorities in member states continue to review the adequacy of the protection afforded by the SCCs.  Because of the CJEU affirmation and the position of the UK authorities to align with European data privacy regulations, we believe that personal data transfers among our global affiliates in accordance with the SCCs comply with applicable European and UK personal data transfer requirements. If SCCs are ultimately determined to provide inadequate protection for personal data transfers between the European Union, the UK and the United States, we will be required to identify and implement alternative solutions to ensure that we comply with European and UK personal data transfer requirements.  If we fail to comply fully with European and UK privacy laws, the data protection authorities might impose upon us a number of different sanctions, including fines and restrictions on international personal data transfers.

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

Our strategy in gaining insights from the data we collect as part of our services, particularly threat data, is becoming important to the value of the services we deliver to our customers and to our operational efficiency. Our use of data in this way may be constrained by contractual restrictions or regulatory developments. Compliance with applicable laws and regulations regarding personal data may require changes in our services that result in increased costs and reduced efficiency. Regulations governing personal data might limit our ability to offer certain features and functionality in certain jurisdictions. Failure to comply with existing or new rules may result in significant fines or orders to stop the alleged noncompliant activity, as well as negative publicity.

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

We may become involved in other litigation that may materially adversely affect us.

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including patent, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability and/or require us to change our business practices. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our results of operations. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, financial condition, results of operations and prospects.

Human Capital Risks

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

Our planned workforce reductions, which could negatively impact employees who are not impacted and our future hiring plans, may adversely affect our business.

The workforce reductions made in connection with our recently approved restructuring plan may adversely affect our ability to attract and retain highly skilled employees. Even if our key employees are not directly affected by these reductions, the termination of others may have a negative impact on morale and our culture and our ability to retain current employees, as well as our ability to attract qualified new employees in the future.

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

Our success and ability to compete depend in part on our intellectual property. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. As of December 31, 2020, we had 29 patents issued and 22 patent applications pending in the United States. We also had 5 patents issued in non-U.S. jurisdictions. We may not be able to obtain any further patents, and our pending applications may not result in the issuance of patents. We have issued patents and pending patent applications outside the United States, and we may have to expend significant resources to obtain additional patents as we expand our international operations due to the cost of monitoring and protecting our rights across multiple jurisdictions.

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

Financial Risks

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

We have incurred net losses in each of our fiscal years since our inception in 2003 up through our fiscal year ended March 31, 2020, with the exception of our fiscal year ended March 31, 2015, in which we generated net income of $0.3 million. In the nine-month period ended December 31, 2020, we generated net income of $24.0 million. In the nine-month period ended December 31, 2019, we incurred net losses of $4.7 million. As of December 31, 2020, we had an accumulated deficit of $59.7 million. We have been growing rapidly, and, as we do so, we incur significant sales and marketing, support and other related expenses. Our ability to achieve and sustain profitability will depend in significant part on our obtaining new customers, expanding our existing customer relationships and ensuring that our expenses, including our sales and marketing expenses and the cost of supporting new customers, does not exceed our revenue. We also expect to make significant expenditures and investments in research and development to expand and improve our services and technical infrastructure. In addition, as a public company, we expect to continue to incur significant legal, accounting and other expenses. These increased expenditures may make it harder for us to achieve and maintain profitability and we cannot predict when we will achieve sustained profitability, if at all. We also may incur net losses in the future for a number of other unforeseen reasons. Accordingly, we may not be able to maintain profitability, once achieved, and we may incur losses in the foreseeable future.

Fluctuations in currency exchange rates could adversely affect our business.

The functional currency of our operating subsidiaries is generally the local currency of each entity and our reporting currency is the U.S. dollar. For the nine-month period ended December 31, 2020, 54% of our revenue was denominated in U.S. dollars, 26% in British pounds, 10% in South African rand and 9% in other currencies. Given that the functional currency of our subsidiaries is generally the local currency of each entity, but our reporting currency is the U.S. dollar, fluctuations in currency exchange rates between the U.S. dollar, the British pound, the South African rand and the Australian dollar could materially and adversely affect our business. There may be instances in which costs and revenue will not be matched with respect to currency denomination. We estimate that a 10% increase or decrease in the value of the British pound against the U.S. dollar would have decreased or increased our income from operations by approximately $1.5 million in the nine-month period ended December 31, 2020 and that a 10% increase or decrease in the value of the South African rand against the U.S. dollar would have increased or decreased our income from operations by approximately $2.3 million in the nine-month period ended December 31, 2020. To date, we have not entered into any currency hedging contracts. As a result, to the extent we continue our expansion on a global basis, we expect that increasing portions of our revenue, cost of revenue, assets and liabilities will be subject to fluctuations in currency valuations. We may experience economic loss and a negative impact on earnings or net assets solely as a result of currency exchange rate fluctuations.

The global COVID-19 pandemic has had and may continue to have an impact on currency exchange rate volatility, which could impact our results of operations and make financial forecasting difficult. In addition, Brexit may continue to have a significant impact on currency exchange rates and the global and European economy generally. The outcome of the referendum and the resulting uncertainty regarding the status of the United Kingdom’s withdrawal from the European Union caused volatility in global stock markets and foreign currency exchange rate fluctuations, including the strengthening of the U.S. dollar against the British pound and the Euro, which may continue or worsen now that the withdrawal has occurred and the Brexit transition period ended on December 31, 2020. Finally, the South African economy faces a number of challenges, including slow economic growth and high unemployment. These challenges combined with the impact of the global COVID-19 pandemic have made the South African rand highly volatile over the past year. As described above, significant fluctuations in currency exchange rates between the South African rand and the U.S. dollar will impact our results of operations.

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

Tax Risks

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

As of December 31, 2020, we had net operating loss carryforwards in the U.K., U.S. federal and state, Australia, Germany, Israel, and the Netherlands.  U.S. federal net operating losses generated through the fiscal year ending March 31, 2018 expire at various dates through 2038 while U.S. federal net operating losses generating after March 31, 2018 do not expire.  Substantially all U.S. state net operating loss carryforwards expire at various dates through 2040. Net operating loss carryforwards in the Netherlands expire at various dates from 2026 to 2028. Net operating loss carryforwards in the U.K., Australia, Germany and Israel do not expire. As of December 31, 2020, we had U.K. income tax credit carryforwards that does not expire. As of December 31, 2020, we had Israel income tax credit carryforwards that expire at various dates from 2023 through 2026.

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

Risks Related to Owning Our Ordinary Shares and Our Organization in Jersey, Channel Islands

Our share price has been and may continue to be volatile based on many factors, many of which are not within our control.

The market price of our ordinary shares may decline.  In addition, the market price of our ordinary shares could be highly volatile and may fluctuate substantially as a result of many factors, many of which we cannot control, including:

•	the ongoing global impact of the COVID-19 pandemic and the impact on our business;
•	actual or anticipated fluctuations in our results of operations;
•	variance in our financial performance from the expectations of market analysts;
•	announcements by us or our competitors of significant business developments, changes in service provider relationships, acquisitions or expansion plans;
•	changes in the prices of our services or those of our competitors;
•	our involvement in litigation, including patent litigation;
•	our sale of ordinary shares or other securities in the future;
•	market conditions in our industry;
•	changes in key personnel;
•	the trading volume of our ordinary shares;
•	changes in the estimation of the future size and growth rate of our markets; and
•	general economic and market conditions, both in the U.S. and internationally.

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

Item 6. Exhibits.

The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit List below:

EXHIBIT LIST

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date (mm/dd/yyyy)

2.1	Share Purchase Agreement dated as of July 31, 2018 by and among Mimecast Services Limited, Solebit LABS Ltd., the shareholders of Solebit LABS Ltd. and Shareholder Representative Services LLC, as the Representative	8-K	001-37637	2.1	07/31/2018

3.1	Memorandum and Articles of Association of the Registrant	F-1/A	333-207454	3.2	11/06/2015

10.1	Intentionally Omitted

10.2#	Mimecast UK 2007 Key Employee Share Option Plan and Form of Share Option Agreement	F-1	333-207454	10.6	10/16/2015

10.3#	Mimecast UK 2010 EMI Share Option Scheme	F-1	333-207454	10.7	10/16/2015

10.4#	Mimecast UK Approved Share Option Plan and Form of Share Option Certificate	F-1	333-207454	10.8	10/16/2015

10.5#	Mimecast Limited 2015 Share Option and Incentive Plan	F-1/A	333-207454	10.9	11/06/2015

10.6#	German Sub-Plan to the Mimecast Limited 2015 Share Option and Incentive Plan	10-K	001-37637	10.6	05/29/2018

10.7#	Form of Agreements under the Mimecast Limited 2015 Share Option and Incentive Plan	10-K	001-37637	10.7	05/29/2018

10.8#	Mimecast Limited 2015 Employee Share Purchase Plan	10-K	001-37637	10.8	05/22/2020

10.9#	German Sub-Plan to the Mimecast Limited 2015 Employee Share Purchase Plan	10-K	001-37637	10.9	05/29/2018

10.10	Lease, dated November 12, 2012, by and between Mimecast North America, Inc. and Farley White Aetna Mills, LLC	F-1	333-207454	10.3	10/16/2015

10.11	First Amendment to Lease, dated October 19, 2015, by and between Mimecast North America, Inc. and Riverworks Watertown Holdings, LLC (as successor in interest to Farley White Aetna Mills, LLC)	20-F	001-37637	4.9.1	05/25/2016

10.12	Second Amendment to Lease dated as of May 26, 2017 by and between Mimecast North America, Inc. and Whetstone Riverworks Holdings, LLC (as successor in interest to Riverworks Watertown Holdings, LLC and Farley White Aetna Mills, LLC)	10-K	001-37637	10.15	05/29/2018

10.13	Lease dated February 17, 2017 by and between Mimecast North America, Inc. and 191 Spring Street Trust	20-F	001-37637	4.11	05/26/2017

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date (mm/dd/yyyy)

10.14	Agreement for Lease dated as of January 2, 2018 by and between Bluebutton Developer Company (2012) Limited, Bluebutton Properties UK Limited, B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited, and the Company, and the related Underleases	10-K	001-37637	10.20	05/29/2018

10.15#	Amended and Restated Employment Agreement dated as of September 2, 2015 between Mimecast North America, Inc. and Peter C. Bauer	10-K	001-37637	10.21	05/29/2018

10.16#	Offer Letter dated July 22, 2016 between Mimecast North America, Inc. and Robert P. Nault	10-K	001-37637	10.25	05/29/2018

10.17	Credit Agreement dated as of July 23, 2018, by and among Mimecast Limited, certain of Mimecast Limited’s subsidiaries party thereto, as guarantors, certain financial institutions party thereto from time to time, as Lenders, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-37637	10.1	07/24/2018

10.18	Pledge and Security Agreement dated as of July 23, 2018, by and among Mimecast UK Limited, the Grantors (as defined in the Pledge and Security Agreement) and JPMorgan Chase Bank, N.A., as administrative agent to the Lenders party to the Credit Agreement	8-K	001-37637	10.2	07/24/2018

10.19	Trademark Security Agreement dated as of July 23, 2018, by and among Ataata, Inc., Mimecast Services Limited, in favor of JPMorgan Chase Bank, N.A., as administrative agent to the Lenders party to the Credit Agreement	8-K	001-37637	10.3	07/24/2018

10.20	Patent Security Agreement dated as of July 23, 2018, by and between Mimecast Services Limited, in favor of JPMorgan Chase Bank, N.A., as administrative agent to the Lenders party to the Credit Agreement	8-K	001-37637	10.4	07/24/2018

10.21	Security Agreement dated as of July 23, 2018 by and between Mimecast UK Limited, Mimecast Services Limited, Mimecast USD Limited, Mimecast Development Limited, as the original chargors, and JPMorgan Chase Bank, N.A., as the collateral agent	8-K	001-37637	10.5	07/24/2018

10.22	Security Interest Agreement dated as of July 23, 2018, between Mimecast Limited and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-37637	10.6	07/24/2018

10.23	Security Interest Agreement dated as of July 23, 2018, between Mimecast Offshore Limited and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-37637	10.7	07/24/2018

10.24	Security Interest Agreement dated as of July 23, 2018, between Mimecast Services Limited and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-37637	10.8	07/24/2018

10.25	Security Interest Agreement dated as of July 23, 2018, between Mimecast UK Limited and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-37637	10.9	07/24/2018

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date (mm/dd/yyyy)

10.26#	Israeli Sub-Plan to the Mimecast Limited 2015 Share Option and Incentive Plan	10-Q	001-37637	10.39	11/08/2018

10.27#	Israeli Form of Agreements under the Mimecast Limited 2015 Share Option and Incentive Plan	10-Q	001-37637	10.40	11/08/2018
10.28	First Amendment to Lease dated as of the 8th day of August 2018 by and between 191 Spring Street Trust and Mimecast North America, Inc.	10-Q	001-37637	10.41	11/08/2018
10.29	Deed of Variation dated January 17, 2019 to Agreement for Lease dated as of January 2, 2018 by and between Bluebutton Developer Company (2012) Limited, Bluebutton Properties UK Limited, B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited and Mimecast Limited	10-Q	001-37637	10.43	02/11/2019

10.30#	Offer Letter between Mimecast Limited and Rafe Brown, dated February 7, 2019	8-K	001-37637	10.1	02/11/2019

10.31	Intentionally Omitted

10.32#	Offer Letter between Mimecast Limited and Christina Van Houten, dated March 7, 2018	10-K	001-37637	10.38	05/29/2019

10.33#	Offer Letter between Mimecast Limited and Karen Anderson, dated October 7, 2018	10-K	001-37637	10.39	05/29/2019

10.34	Second Amendment to Lease dated as of the 26th day of March 2019 by and between 191 Spring Street Trust and Mimecast North America, Inc	10-K	001-37637	10.40	05/29/2019

10.35	Lease of 3rd Floor of 1 Finsbury Avenue, London EC2 dated 29 March 2019 between B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited and Mimecast Limited	10-K	001-37637	10.41	05/29/2019

10.36	Lease of 4th Floor of 1 Finsbury Avenue, London EC2 dated 29 March 2019 between B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited and Mimecast Limited	10-K	001-37637	10.42	05/29/2019

10.37	Lease of 5th Floor of 1 Finsbury Avenue, London EC2 dated 29 March 2019 between B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited and Mimecast Limited	10-K	001-37637	10.43	05/29/2019

10.38#	Form of Non-Qualified Share Option Agreement for Company Employees Outside the United States under the Mimecast Limited 2015 Share Option and Incentive Plan	10-K	001-37637	10.40	05/22/2020

10.39#	Form of Restricted Share Unit Award Agreement for Company Employees Outside the United States under the Mimecast Limited 2015 Share Option and Incentive Plan	10-K	001-37637	10.41	05/22/2020

10.40#	Mimecast Limited Executive Incentive Plan – FY 2021	10-K	001-37637	10.42	05/22/2020

10.41#	Transition Agreement between Edward Jennings and Mimecast North America, Inc. dated September 20, 2019	8-K	001-37637	10.1	09/24/2019

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date (mm/dd/yyyy)
10.42#	Offer Letter between Mimecast Limited and Dino DiMarino, dated June 23, 2016	10-K	001-37637	10.44	05/22/2020

10.43#	Offer Letter between Mimecast Services Limited and Heather Bentley, dated October 13, 2019	10-K	001-37637	10.45	05/22/2020

10.44#	Employment Contract between Mimecast Services Limited and Heather Bentley dated 25 November 2019	10-K	001-37637	10.46	05/22/2020

10.45	Amendment No. 1 to Credit Agreement dated as of June 12, 2020, by and among Mimecast Limited, certain of Mimecast Limited’s subsidiaries party thereto, as guarantors, certain financial institutions party thereto from time to time, as Lenders, and JPMorgan Chase Bank, N.A., as administrative agent	10-Q	001-37637	10.45	08/03/2020

10.46	Form of Director Indemnification Agreement	8-K	001-37637	10.1	10/08/2020

10.47	Form of Officer Indemnification Agreement	8-K	001-37637	10.2	10/08/2020

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1@	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2@	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Filed herewith.
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

Mimecast Limited

Date: February 3, 2021	By:	/s/ Peter Bauer
Peter Bauer
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: February 3, 2021	By:	/s/ Rafeal Brown
Rafeal Brown
Chief Financial Officer (Principal Financial and Accounting Officer)