Form 10-K
period 2021-03-31
Mimecast Ltd
filed 2021-05-27
CIK 1644675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of our ordinary shares on the Nasdaq Global Select Market on September 30, 2020, the last business day of the registrant’s second fiscal quarter, was approximately $2,754 million. This calculation does not reflect a determination that certain persons or entities are affiliates of the registrant for any other purpose.

The number of registrant’s ordinary shares outstanding as of May 20, 2021 was 65,169,227.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the 2021 Annual General Meeting of Shareholders of Mimecast Limited, expected to be held on October 6, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended March 31, 2021. Except with respect to information specifically incorporated by reference into this Annual Report on Form 10-K, the Definitive Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including but not limited to statements regarding our future results of operations and financial position, our business strategy and plans, our objectives for future operations, the impact the global COVID-19 pandemic may have on our business, and the impact of our recent security incident, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by the forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “guidance,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “probable,” “potential,” “can,” “could,” “should,” “contemplate,” “would,” “project,” “seek,” “target,” “might,” “explore,” “plan,” “strategy,” and similar expressions or variations that are not statements of historical fact are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results and prospects. The outcome of the events described in these forward-looking statements are subject to risks, uncertainties and other factors described below in the “Summary of the Material and Other Risks Associated with Our Business” and in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

***********************

Summary of the Material and Other Risks Associated with Our Business

Business and Operational Risks

•

Data security and integrity are critically important to our business, and breaches of our information and technology networks and unauthorized access to a customer’s data, including our recent security incident, could harm our business and operating results.

•	The global COVID-19 pandemic has had, and will likely continue to have, certain negative impacts on our business, financial results and operations.

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

•	If we are unable to effectively increase sales to large enterprises, our business, financial position and results of operations may suffer.
•	Our business and results of operations may be negatively impacted by the United Kingdom’s withdrawal from the European Union.

•	We must maintain successful relationships with our channel partners.

•

Any serious disruptions in our services may cause us to lose revenue and market acceptance and may affect the service level commitments under our subscription agreements, which could obligate us to provide refunds.

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

•

We employ third-party licensed software for use in or with our services, and the inability to maintain these licenses or errors or vulnerabilities in the software we license could result in increased costs, reduced service levels or security risks, which would adversely affect our business.

•	Interruptions or performance problems associated with our information and technology infrastructure could impair the delivery of our services and harm our business.

Legal and Regulatory Risks

•

Data privacy concerns, evolving regulations of cloud computing, cross-border data transfer restrictions and other domestic or foreign laws and regulations may limit the use and adoption of, or require modifications to, our products and services, and violations such laws and regulations could materially adversely impact our business.

•

We are subject to governmental export controls and funds dealings restrictions that could impair our ability to compete in certain international markets and subject us to liability if we are not in full compliance with applicable laws.

•	We may become involved in litigation that may materially adversely affect us.

Human Capital Risks

•	We are dependent on the continued services and performance of our key employees, including our co-founder.

•	If we are unable to hire, retain and motivate qualified personnel, our business may be adversely impacted.

•	Our recent workforce reduction may adversely affect our business.

Risks Related to Intellectual Property

•	Third parties have sued us for alleged infringement of their proprietary rights.

•	Failure to protect our intellectual property rights could impair our ability to protect our technology and our brand.

•	Our employees may disclose our trade secrets and other proprietary information.

•	Our employees or contractors may wrongfully use alleged trade secrets or confidential information of their former employers or other parties.

•	The use of open source software in our offerings may expose us to additional risks, including security risks, and harm our intellectual property.

Financial Risks

•

Because we recognize revenue from subscriptions for our services over the term of the agreement, downturns or upturns in new business may not be immediately reflected in our operating results and may be difficult to discern.

•	We have incurred net losses in the past, and we may not be able to sustain profitability.

•	Fluctuations in currency exchange rates could adversely affect our business.

•	Financial covenants and other restrictions under our credit facility create default risks and reduce our flexibility.

•	We must maintain the adequacy of internal controls over financial reporting.

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

•

The rights afforded to our shareholders are governed by Jersey law. Not all rights available to shareholders under English law or U.S. law will be available to shareholders, potentially including the ability to enforce civil liabilities against us.

The summary described above should be read together with the text of the full risk factors below and in the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, as well as in other documents that we file with the Securities and Exchange Commission. If any such risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations. For more information on these risk factors, see Part I, Item 1A, “Risk Factors” included in this Annual Report on Form 10-K.

***********************

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

PART I

Item 1. Business.

Overview

We are a leading global provider of next generation cloud security and risk management services for email and corporate information. Our integrated suite of proprietary cloud services protects customers of all sizes from the significant business and data security risks they are exposed to through their email and other corporate systems. Our Email Security 3.0 and Cyber Resilience Extension offerings are designed to protect customers from today’s rapidly changing security environment.

The threat landscape and the resulting opportunity for disruption have evolved significantly over the last several years.  Organizations of all sizes are increasingly dependent on digital technology and corporate systems that often extend beyond the perimeter of their organization. These systems typically do not operate in a stand-alone environment but instead are connected with and rely upon other systems, many of which are outside the organization’s control. Finally, an everchanging and increasingly complex regulatory environment places significant compliance burdens on organizations and subjects them to harsh penalties in the event of failure. These evolving trends, dependencies, interdependencies and regulatory burdens, have increased the potential impact of disruption caused by perennial risks, such as malicious action, human error and technological failure.

We developed our proprietary cloud architecture to offer customers a comprehensive cyber resilience strategy. Our Email Security 3.0 strategy addresses threats in three distinct zones: at the email perimeter (Zone 1); inside the network and the organization (Zone 2); and beyond the perimeter (Zone 3). Additionally, our Cyber Resilience Extensions expand resilience to other critical elements of an organization’s digital infrastructure.

Our primary offerings include the following features and functionality:

•

Email security, which provides a critical defense against hackers seeking to capture and exploit valuable organizational information and disrupt business operations. Email is a powerful attack vector and data leak concern.

•

Continuity and sync & recover, which ensure employees can continue using email during unexpected and planned outages and restore their data should it become compromised or corrupted by a threat actor or through other causes of disruption.

•

Archiving, which unifies email data to support e-discovery, forensic analysis, and compliance initiatives, while also giving employees fast access to their personal archive, which improves productivity.

•

Awareness training, which addresses organizational risk by engaging employees as part of the security solution by combining effective, modern, and engaging training videos and techniques while also providing advanced analytics on user and organizational risk based on behavior and other relevant inputs. Employee errors are one of the leading causes of cybersecurity incidents.

•

Web security, which protects against malicious web activity and enables customers to block access to inappropriate websites and track employee engagement in shadow information technology, or IT, solutions that can also create security risks.

•

DMARC analyzer, which allows our customers to more effectively implement and manage complex domain-based message authentication reporting and conformance, or DMARC, deployments by providing greater visibility and improved governance across all email channels.

•

Brand exploit protection, which provides continuous, proactive monitoring for fake websites being used to launch phishing attacks exploiting an organization’s brand credibility and trusted relationship with its customers or other stakeholders in the supply chain. Our functionality detects and intercepts these attacks in their early stages, blocking them before they can launch, and quickly remediating them if they have gone live to minimize damage they can cause.

•

Threat intelligence and our application programming interfaces, or API, ecosystem, which enable organizations to monitor activity throughout their organization and remediate in the event an attack occurs. Our integrations with major cybersecurity providers enable a more integrated, automated and effective approach to monitoring, detecting and remediating threats while managing user and organizational risk more proactively. Additionally, customers are able to integrate their own threat intelligence data from third-party systems into our platform to augment their layers of defense.

Historically, our focus has been email security given the critical role of email for organizations of all sizes. Protecting and managing email has become more complicated due to expanding security and compliance requirements and the rapid increase in both the volume and the importance of the information transmitted via email. Organizations are increasingly at risk from security breaches of sensitive data as sophisticated email-based attacks or data leaks have become far more common than in the past. Additionally, organizations are not using email only for communication. Email archives are used as an active repository of vital corporate information needed to meet compliance and regulatory requirements and ensure employee productivity. As a result, email represents one of the highest concentrations of business risk that organizations face.

Traditional approaches to addressing risks arising from email and other corporate data leave customers managing disparate point solutions from multiple vendors that are often difficult to use, costly to manage, and difficult to scale. These siloed solutions running on disparate technology platforms are by themselves unable to fully address advanced threats, which have become significantly more sophisticated by leveraging multiple vectors or communication channels that might include traditional email combined with websites or other vehicles. These blended attacks have made it more difficult to see all activity across the organization and remediate quickly should an attack occur. The resulting infrastructure complexity caused by disparate products and legacy architectures also makes it difficult to move more IT workloads to the cloud, which continues to be an increasing priority for organizations of all sizes.

Our offerings, except DMARC Analyzer, Brand Exploit Protect and Cyber Graph, are delivered from one, easy-to-use platform, and our integrated services simplify ongoing management and service deployment. As a result, our customers can decommission the often costly and complex point solutions and on-premises technology they have traditionally used to address these risks and address their business needs in a way that is more automated and cost effective.

We serve approximately 39,900 customers and protect millions of their employees around the world. Our services scale effectively to meet the needs of customers of all sizes. We sell our services through direct sales efforts and through our channel partners. Our sales model is designed to meet the needs of organizations of all sizes across a wide range of industries, and we currently serve customers in approximately 100 countries. For the fiscal years ended March 31, 2021, 2020 and 2019, our revenue was $501.4 million, $427.0 million and $340.4 million, respectively.

Our Growth Strategy

Our growth strategy is focused on acquiring new customers, particularly in the enterprise segment of our market; driving revenue growth from our existing customer base; developing our technology and releasing new services, including ensuring that our technology and solutions are scalable and easy-to-use and deploy; actively investing in our channel partner network; strategically expanding our geographic presence; and pursuing growth, technology and talent through acquisitions.

Our Solutions

Our integrated suite of cloud services is designed to offer true cyber resilience for email, web and corporate data. We protect customers and their data from the growing threat of email attacks through malware, spam, data leaks, and advanced threats such as phishing and impersonation attacks. Our continuity services ensure email and corporate information remain available in the event of a primary system failure or scheduled maintenance downtime and our sync & recover offering provides backup and restore functionality in the event that data has been compromised. We also help organizations securely and cost effectively archive their growing email and file repositories to support employee productivity, compliance, and e-discovery.

Our customers benefit from:

•

Comprehensive Solutions in a Single, Unified Cloud Service. Our services integrate a range of technologies into a comprehensive service that would otherwise require an array of individual devices or services from multiple vendors. We believe that customers should not have to compromise the quality of these solutions in order to benefit from integration.

•

Flexible Scale for Organizations of All Sizes. Our cloud service is built to address the most demanding scale, performance, and availability requirements of large enterprises through a subscription-based cloud service that also puts these capabilities within reach of small and mid-market organizations. We meet demanding continuity service commitments with data centers that are replicated in each of our primary geographies and operate in active-active mode, enabling fast failover and fail-back as required.

•

Simplified Deployment and Operation. Our service is designed to be easy to deploy and operate. Customers simply route their email traffic through our cloud and can be up and running in a fast and efficient manner. We then enable our customers to add or delete new services and manage all security and other policies centrally via a single web-based administration console that significantly simplifies the ongoing management of their email and data environment.

•

Highly Agile and Adaptable Service with Continuous Innovation. Our common code base and multi-tenant cloud architecture enables us to perform maintenance updates and add new features or products without interruption to our customers. Continuous service development and multi-tenant rapid deployment also allows us to keep pace with emerging threats to protect customers and respond quickly to changing needs. Additionally, we seek to continually improve our cloud architecture and services and add new capabilities into existing solutions.

•

Facilitate the Movement of Additional Critical Workloads to the Cloud. For those customers that want to put more workloads into the cloud, our technology facilitates the migration of email by removing the complexity that has stalled many customers to date. Our interoperability with cloud-based email services, such as Microsoft® Office® 365®, makes this easier to achieve and helps mitigate remaining concerns about the reliance of single-vendor security, data integrity, and continuity. Our data ingestion offering also allows customers to more easily migrate legacy data from email and other systems into our cloud archive to ensure it is a complete record of current and historic data.

•

Efficacy Powered by Global Community Defense and Intelligence. Our global customer base encompassing multiple industries and large, mid-market and small organizations provides significant threat intelligence across our environment, which enables us to more quickly remediate malicious activity. Additionally, our Email Security 3.0 platform enables us to monitor and act across all three zones, fortifying the core email defense system with additional threat data from our web security, DMARC Analyzer and Brand Exploit Protect solutions. Our scale enables us to benchmark organizations against their peers, providing insight into their risk posture based on a geography, industry and size that informs actions that can help customers proactively improve their security posture.

•

Streamlined Cost and Complexity Resulting in Compelling Return on Investment. Our unified, cloud-based services enable our customers to decommission a range of legacy and disparate technologies that support their email server and data environment and recover these costs. We utilize hardware efficiently and share a single instance of operating software, as well as storage and processing hardware, securely across the whole customer base within each data center, allowing us to deliver cloud-scale economic and performance benefits to our customers.

•

Support and Service Model. Our services and support offering model is repeatedly recognized as an industry leading approach. While this is important in all technology categories, it is particularly critical in cybersecurity due to the significant complexity and risk imposed on organizations struggling to keep pace and respond to threats and regulatory demands.

Our Technology

We have developed a native cloud architecture, including our own proprietary software-as-a-service, or SaaS, operating system, known as Mime | OS™, and customer-facing services to help organizations achieve cyber resilience and compliance as part of a broader risk management strategy. We continuously augment and expand the core capabilities of Mime | OS™ and integrate acquired technology.

We have a proven record of performing successfully at considerable scale and addressing rapidly growing customer demands. We process approximately 766 million emails per day and manage approximately 498 billion emails in total with our service. We archive approximately 109 petabytes of customer data and add approximately 107 terabytes of customer data per month.

Our Proprietary Native Cloud Architecture— Mime | OS™

We developed Mime | OS™ for native cloud services. Mime | OS™ enables secure multi-tenancy and takes advantage of the cost and performance benefits of using industry-standard hardware and resource sharing specifically for the secure management of email and data. This enables us to provision efficiently and securely across our customer base, minimizing the impact of spare or over-provisioned processing and storage capacity and reducing the cost of providing our services.

Mime | OS™ comprises 20+ microservices that control the hardware, storage, indexing, processing, services, administrator, and user interface layers of our cloud environment. We designed it to enable us to scale our storage, processing, and services to meet large enterprise-level email and data demands, while retaining the cost and performance benefits of a native cloud environment.

Mime | OS™ also streamlines our customer application development and enables strong integration across our services. All of our customer applications and services, except DMARC Analyzer, Brand Exploit Protect, and Cyber Graph, use Mime | OS™ to interact with our data stores and processing technology, as well as interoperate effectively with each other.

Continuous Development Methodology and Multi-Tenancy Advantage

As we enhance and expand our technology, we can update services centrally with little or no intervention required by the customer, as each customer shares the same core operating and application software. Improvements, upgrades, new products or patches are applied once and are available immediately across our service to all customers. That means we have only one up-to-date version of our primary service to maintain and support, as well as a common data store for all customers that simplifies management, support, and product development.

Our commitment to continual improvement in Mime | OS™, our customer applications, and our hardware infrastructure means we are constantly strengthening the performance of our service as we scale. We roll out upgrades and enhancements centrally that benefit our customers without the need for additional infrastructure investment on their part.

Our Global Data Center Grid and Points of Presence

We operate nine highly available grids in sixteen locations around the world to deliver our services. This gives customers geographic and jurisdictional control over data location, which enables them to address data privacy concerns. Each grid is exclusive to a region and comprises two identical data centers that function in active-active mode in different locations and are built with N+1 resiliency to meet our continuity of service commitments. Because of this redundancy, we can switch operations from one data center to another to maintain our customers’ email and data services in the event of downtime or maintenance for one of the data centers. We have developed a modular approach to provisioning a new data center and can transition among data centers as needed in existing or new geographies.

Each of the above sixteen locations, along with an additional dedicated seventeenth location, also operates as an individual point of presence, or PoP, to deliver our Web Security services. These services are delivered to customers from the geographically closest PoP within their region. In the event of a PoP outage, customers are served from next closest PoP within their region to maintain continuity of service.

We use other third-party cloud hosting providers to support certain of our services, including DMARC Analyzer, Brand Exploit Protect, and Cyber Graph.

Our Services

The offerings within the Mimecast Solution Framework, include Email Security 3.0, which offers three zones of protection, including at the email perimeter (Zone 1); inside the network and the organization (Zone 2); and beyond the email perimeter (Zone 3). Additionally, our Solution Framework includes Cyber Resilience Extensions, which include continuity and synch & recover, web security, and archiving. Our solutions are designed to protect customer data and provide organizations with comprehensive risk management in a single, cloud-based, integrated service, which is licensed on a subscription basis.

Our primary offerings include:

•

Mimecast Email Security 3.0 service protects against the delivery of malware, malicious URLs and attachments, spam, viruses, impersonation attacks, phishing, and spear-phishing attacks, including business email compromise, identity theft, extortion, fraud, and other emerging attacks, while also preventing data leaks and other internal threats. Our Email Security 3.0 offerings also include awareness training, which addresses security risks associated with the activities of employees by combining effective and engaging training techniques with predictive analytics that generate an individual user and organizational risk score, DMARC Analyzer, which allows our customers to more effectively implement and manage complex DMARC deployments, and Brand Exploit Protect, which provides integrated brand exploitation protection.

•

Mimecast Mailbox Continuity and Sync & Recover services ensure employees can continue using email during unexpected and planned outages such as system maintenance, whether their email is managed in the cloud or on-premises. In the event that data has been compromised the backup and restore service ensures the integrity and availability of critical corporate information.

•

Mimecast Enterprise Information Archiving unifies email data to support e-discovery, forensic analysis, and compliance initiatives, and gives employees fast access to their personal archive via PC, Mac® and mobile apps.

•

Mimecast Web Security service protects against malicious web activity initiated by user action or malware and blocks access to inappropriate websites based on acceptable use policies. The service also provides proactive visibility into shadow IT, which can impose significant risk and cost on organizations.

Mimecast Email Security 3.0

Our Email Security 3.0 offering provides a comprehensive form of protection against email attacks by helping customers advance from perimeter email security to a comprehensive, more pervasive discipline. Our approach addresses threats in three distinct zones: at the email perimeter (Zone 1); inside the network and the organization (Zone 2); and beyond the email perimeter (Zone 3).

Zone 1: At the Email Perimeter

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

Inbound email is directed through Mimecast Email Security, which performs comprehensive security checks before the email is delivered to the customer’s email infrastructure. This prevents unwanted email from reaching the customer in the first place and cluttering their infrastructure, unlike on-premises services from competitors. Each day, we monitor approximately 1.2 billion messages and deliver, on average, less than 36% of those messages to the customer.

Outbound email sent from the customer also passes through our service and is checked before being sent on to prevent it from presenting a security threat to the recipient. Outbound email can also be encrypted and scanned by our comprehensive content controls to prevent confidential documents or data leaving the business. Data leak prevention is a key consideration for all organizations, particularly in highly regulated industries such as healthcare.

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

Zone 2: Inside the Network and the Organization

Internal Email Protect, or IEP, allows customers to monitor, detect, and remediate security threats that originate from within their internal email systems. This capability provides for the scanning of attachments, URLs, and content in internally generated email. In addition, IEP includes the ability to automatically remediate infected email from a user’s inbox.

Mimecast Awareness Training allows our customers to address security risks associated with the activities of their employees. By combining effective and engaging training techniques with predictive analytics, Mimecast Awareness Training addresses a customer’s vulnerability to human error. Through leveraging advanced risk scoring, customers can deliver personalized training regimens or tailor system permissions and access for individual employees based on risky behavior and the likelihood of being targeted for attack. The risk scoring also helps organizations better understand their overall risk environment and potential exposure.

Cyber Graph stops intended targets inadvertently disclosing critical information that could be used in a social engineering attack. It detects sophisticated, highly targeted email threats using machine learning and identity graph technology to identify anomalies in sender and recipient behaviors that could be indicative of a malicious email. Users are engaged with contextual, dynamic warning banners embedded in suspicious emails.

Zone 3: Beyond the Email Perimeter

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

Cyber Resilience Extensions

Mimecast Enterprise Information Archiving

Our cloud archive consolidates into one store all inbound, outbound, and internal email, including attachments, in a perpetual, indexed, and secure archive. Using our Mimecast Enterprise Information Archiving service, customers can also incorporate legacy data from additional archives into the same searchable store.

All data is encrypted and preserved within a Write Once Read Many, or WORM, state. Proprietary indexing and retrieval solutions allow customers to search individual mailboxes or the entire corporate archive. Our mobile, tablet, desktop, and web applications ensure that employees can search and make the best use of their entire corporate archive in a fast, reliable, and informative way. Intensive logging services cover the use of the archive, and roles and permissions govern what employees can see in the archive based on their role. Our purpose-built ingestion and export services support rapid high-volume extraction, scrubbing, and loading of significant quantities of data. Our archive solution retains metadata that arises from gateway and continuity operations and we preserve both received and altered variants of emails that pass through our secure email gateway. Retention options for customers range from individual retentions to data retained for a customer’s entire email infrastructure on a perpetual basis.

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

•

Supervision: Provides a monitoring tool to comply with regulations that require oversight and regular review. The feature provides a queue control system that will capture specific emails based on keyword(s) or random samples that can be reviewed by compliance or legal departments to capture or prevent inappropriate communications.

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

Mimecast Business Continuity and Sync & Recover

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

Mimecast Browser Isolation is offered on a standalone basis and allows users to safely click URLs embedded in emails and access any website by opening new, unclassified web pages in remote browsers in the Mimecast cloud.

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

Mimecast Health Care Pack

Mimecast’s Health Care Pack and Data Loss Prevention, or DLP, capabilities allow customers to set DLP policies at the gateway to help prevent breaches and protect against data exfiltration transmissions, while also applying policies inside an organization to help prevent careless, compromised, or malicious employees from sending information to people who should not receive it. Customers can also better support compliance efforts and enforce policies with our managed DLP dictionaries that identify key words related to such topics as protected health information under the Health Insurance Portability and Accountability Act of 1996, personally identifiable information, Payment Card Industry data security standards, and profanity.

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

Threat Intelligence and the Mimecast API Ecosystem

Our Threat Intelligence Dashboard displays cyber threat data specific to an organization by identifying users who pose the greatest cyber risk, providing recently observed indicators of exploitation, and showing detailed information about detected malware, including origins by region. This threat intelligence data is used to enhance our Email Security 3.0 protections across all three zones.

Our API integrations with major cybersecurity providers enable a more integrated, automated and effective approach to monitoring, detecting and remediating threats while managing user and organizational risk more proactively. Additionally, customers are able to integrate their own threat intelligence data from third-party systems into our platform to augment their layers of defense. The Threat Intelligence Dashboard combines both internal and external cyber threat information to enhance an organization’s threat awareness.

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

Sales

We sell our services through direct sales efforts and through our channel partners to customers in approximately 100 countries. Our sales model is designed to meet the needs of organizations of all sizes across a wide range of industries. We have sales teams in offices in Boston, Chicago, Dallas, and San Francisco, United States; London, United Kingdom; Johannesburg and Cape Town, South Africa; Melbourne and Sydney, Australia; Amsterdam, the Netherlands; Dubai, UAE; Canada; and Munich, Germany. We maintain a highly-trained sales force of approximately 490 employees as of March 31, 2021, which is responsible for acquiring and developing new business.

We also have an experienced sales team focused on developing and strengthening our channel partner relationships. Many organizations work with third-party IT channel partners to meet their security, IT, and cloud service needs, so we have formed relationships with a variety of the leading partners to target large enterprises, mid-market, and small organizations. For large enterprises, we work with international partners including CDW Corporation and Dimension Data. In the mid-market, we work with leading national partners, including Softchoice, SHI International Corp., CDW Corporation, and Softcat Plc. The small business market is primarily served by the reseller community and by managed service providers, which typically provide or host email services.

Sales to our channel partners are generally subject to our standard, non-exclusive channel partner agreement, meaning our channel partners may offer customers the products of several different companies. These agreements are generally for a term of one year with a one-year renewal term and can be terminated by us or the channel partner. Payment to us from the channel partner is typically due within 30 calendar days of the date we issue an invoice for such sales. In our fiscal year ended March 31, 2021, channel partners accounted for 75% of our revenue in aggregate, but no individual channel partner accounted for 10% or more of our revenue. We expect that sales to channel partners will continue to account for a substantial portion of our revenue for the foreseeable future.

Our sales cycle varies by size and sophistication of customer, the number of products purchased and the complexity of the project, ranging from several days for incremental sales to existing customers, to many months for sales to new customers or for large deployments with enterprise customers.

We plan to continue to invest in our sales organization to take advantage of a large market opportunity through both the growth of our direct sales organization and investment in our channel partners and the technology that serves those partners.

Marketing

Our marketing strategy is designed to meet the specific needs of each of our customer segments. We are focused on building the Mimecast brand and product awareness, increasing customer adoption of our products, communicating the advantages of our solution and its benefit to organizations, and generating leads for our channel partners and direct sales force. We execute our marketing strategy by using a combination of internal marketing professionals and a network of global channel partners. We invest in field, channel, product and brand marketing, digital marketing, public relations, security analyst relations, virtual conferences, and web-based seminar campaigns targeting key decision makers within our target customers. We additionally offer free trials and email security risk assessments, which provide prospective customers the ability to identify and understand the gaps in their existing email security strategy.

Customer Service and Support

We maintain our strong customer retention rate through the efficacy and quality of our products, our commitment to our customers’ success, and our award-winning global Customer Success and Support teams, which consisted of 392 employees as of March 31, 2021 dedicated to ensuring a superior experience for our customers. For each of the fiscal years ended March 31, 2021, 2020 and 2019, our customer retention rate has been consistently greater than 90%. We calculate our annual customer retention rate as the percentage of paying customers on the last day of the prior year who remain paying customers on the last day of the current year. We have designed a comprehensive monitoring methodology that measures and evaluates the interactions we have with our customers, from sales and on-boarding to support and renewal.

Our data migration service helps solve the problems customers face when extracting data and getting it into the right format for importing to the cloud, which can be expensive, time-consuming, and require interactions with multiple vendors. In addition, we offer a full range of support services to our global customer base. These services include a comprehensive online portal, email support and follow-the-sun- telephone support. We do not outsource support or account management to third parties. Our comprehensive education and consultancy offerings include administrator training and certification, end-user training, and e-discovery training for compliance teams, all of which are available in-person and online. Beyond customer support and training, we also provide a range of professional services that are designed to provide additional enablement to customers who require it, especially larger enterprises with more complex email infrastructure and legacy data transfer needs.

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

Customers

As of March 31, 2021, we had approximately 39,900 customers and protected millions of their employees in approximately 100 countries. Our diverse global footprint is evidenced by the fact that in the fiscal year ended March 31, 2021, we generated 51% of our revenue from the United States, 29% from the United Kingdom, 10% from South Africa, and 10% from the rest of the world. Our customers range from large enterprises with over 500,000 employees to small organizations with less than 50 employees and represent a diverse set of industries. For example, in the fiscal year ended March 31, 2021, we generated 16% of our revenue from customers in the professional, scientific and technical services industry, 15% from customers in the finance and insurance industry, 12% from customers in the manufacturing industry, and 9% from customers in the legal services industry. Our business is not dependent on any single customer. No single customer represented more than 1% of our annual revenue in the fiscal years ended March 31, 2021, 2020 or 2019. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for our definition of “customer.”

Research and Development

Our engineering, operations, product, and development teams work together to enhance our existing products, technology infrastructure, and the underlying Mime | OS™ cloud architecture, as well as develop our new product pipeline. Our research and development and product management teams interact with our customers and partners to address emerging market needs, counter developing threats, and drive innovation in risk management and data protection. We operate a continuous delivery model for improvements to our infrastructure and products to ensure customers benefit from regular updates in protection and functionality without the need for significant intervention on their part. Our research and development and product management efforts give prominence to services that enhance our unification commitment and allow customers to displace point solutions or on-premises products. As of March 31, 2021, we had approximately 433 employees focused on our research and development efforts.

Intellectual Property

Our success is dependent, in part, on our ability to protect our proprietary technologies and other intellectual property rights. We primarily rely on a combination of trade secrets, copyrights, and trademarks, as well as contractual protections, to establish and protect our intellectual property rights. As of March 31, 2021, we had 31 patents issued and 21 patent applications pending in the United States. We also have one patent issued in the United Kingdom. We intend to pursue additional patent protection to the extent that we believe it would be beneficial and cost effective.

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

We expect that software and other solutions in our industry may be increasingly subject to third-party infringement claims as the number of competitors grow and the functionality of products in different industry segments overlaps. Moreover, many of our competitors and other industry participants have been issued patents, or filed patent applications, and have asserted claims and related litigation regarding patent and other intellectual property rights. Third parties, including non-practicing patent entities, have from time to time claimed, are claiming, and could claim in the future, that our technologies infringe patents they now hold or might obtain or be issued in the future. See Part I, Item 1A, “Risk Factors — We are currently being sued, have been sued in the past, and may in the future be sued by third parties for alleged infringement of their proprietary rights” and Part I, Item 3, “Legal Proceedings” in this Annual Report on Form 10-K.

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

Our current and potential future competitors include:

•

Email Security: Barracuda Networks, Inc., Google, Microsoft Exchange Online Protection, Proofpoint, Inc., Symantec Corporation, Agari Data, Inc., Cisco Systems Inc., Avanan, Inc., GreatHorn, Inc., IronScales, Ltd., INKY Technology Company, and Abnormal Security Corporation;

•	Archiving: Dell EMC, Microsoft Office® 365®, Proofpoint, Inc., Veritas Technologies LLC, Smarsh Inc., Barracuda Networks, Inc., and Global Relay Communications, Inc.;
•	Awareness Training: KnowBe4, Inc., Cofense Inc., and Wombat Security, a division of Proofpoint, Inc.;
•	Web security: Cisco Systems, Inc., Webroot Inc., TitanHQ’s Webtitan, SafeDNS, Inc., Akamai Technologies, Inc, Infoblox Inc., Forcepoint LLC, Trustwave Holdings, Inc., and Zscaler, Inc.;

•	DMARC reporting: Agari Data, Inc., Valimail Inc., dmarcian, Inc., Ondemarc by Redsift Limited, and ReturnPath’s email fraud protection, a division of Proofpoint, Inc.; and
•	Digital brand protection: RSA Security LLC, a division of Dell EMC, RiskIQ, Inc., and MarkMonitor Inc.

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

We believe principal competitive factors in our market include, but are not limited to:

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

Environmental, Social, and Governance

We plan to leverage the United Nations Sustainable Development Goals as a guide to furthering our commitment to community and environmental resilience through a robust Environmental, Social and Governance, or ESG, strategy in fiscal 2022 and beyond. We recently launched our ESG Council with executive sponsorship to guide our immediate and long-term ESG strategy, targets, and implementation plan. We have engaged with a third party to conduct a full ESG materiality assessment in fiscal 2022, which we believe is a crucial step to reporting in accordance with key ESG frameworks including the Global Reporting Initiative, or GRI, and Sustainability Accounting Standards Board, or SASB.

Environmental Sustainability

We have already made strides to operate with greater environmental efficiency, minimizing single-use plastic utensils in all office kitchen environments, fitting office space with efficient lighting and water fixtures, and partnering with data centers that prioritize the use of renewable energy. Starting in fiscal 2022, we plan to match 100% of our entire operational footprint (Scope 1 and 2 emissions) with third-party certified renewable energy certificates and carbon offsets. As we grow, we will continue to explore opportunities to participate in new renewable energy and emission abatement projects beyond our operational footprint as we look to become a fully net zero emissions (Scopes 1, 2, and 3) company by 2030. Mimecast employees are also encouraged to be an active part of our sustainability commitment through our partnership with One Tree Planted, environmental matching gift campaigns, and internal environmental fundraising challenges.

Human Capital

Summary

As we have grown and expanded geographically, we have continued to invest in the expansion and scaling of our investments in human capital strategies. Our belief is that these investments will result in an organization where employees feel they can do their best work, experience their best teamwork, and achieve their greatest learning. Our human capital strategy is a full organization commitment with leaders creating the right culture and environment, employees being empowered and exposed to programs that will support them, and a human resources function that proactively creates programs that enable us to attract, develop, engage, and retain talent.

As of March 31, 2021, we had 1,765 employees and subcontractors, including 665 in sales and marketing, 433 in research and development, 392 in services and support and 275 in general and administrative. While we operate in the United Kingdom, the United States, South Africa, Australia, Germany, Canada, the Netherlands, United Arab Emirates, and Israel, most of our employees are based in the United Kingdom and the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have never experienced a strike or similar work stoppage, and we consider our relations with our employees to be good.

Attracting Talent

We leverage an internal sourcing and recruiting team to fill over 300 roles per year with an average time to fill well within industry standards. Our recruiting team leverages the following core strategies to source talent:

•	Strong employee referral program filling approximately 30% of all roles;
•	Strong commitment to a values-driven culture and strong employee value proposition;
•	Strong intern and graduate programs with 100% graduate placement to full-time positions in South Africa and implementation of Year Up® internship program;
•	In fiscal years 2021 and 2022, we established defined partnerships with organizations committed to attracting and recruiting diverse talent, including WomenTech and Black Young Professionals; and
•

We invest in our employees through competitive pay and benefits programs globally. Salary, incentive, and share-based compensation are benchmarked and reviewed annually to industry comparators and are assessed each year against pay equity frameworks. We offer core protections and benefits to our employees and promote an employee share purchase plan to encourage all employees to participate in share ownership.

Developing Talent

Over the past two years, we have invested extensively in building the capabilities of our senior leaders and in the creation of a robust internal development strategy that empowers employees to grow internally within Mimecast. This growth strategy is especially important as we believe internal movement enables strong retention and the ability for culture to scale as we grow.

•	Senior Leadership Development Program. Based on a multifaceted model of lead, manage and coach, this program includes formal summit learning and cohort peer-to-peer learning.
•	People Management Program. Our module-based programming ensures management principles and skills are consistent across all people managers.
•

Employee Career Coaching. In fiscal year 2021, we introduced a virtual coaching platform, BetterUP, Inc. This unique program supports employees below the manager level to gain further insights into strengths, development opportunities and creates an individual plan for growth.

Engaging and Retaining Talent

Our ability as an organization to create and maintain a positive culture is critical to execution and our ability to scale with growth. We have supported this strategy by investing in strong leadership, focusing on cross collaboration teamwork, career development, and overall employee engagement programs. The success of these programs are measured by voluntary turnover, which is currently approximately 11% to 14% across our global regions, and overall engagement scores measured via an annual company-wide employee satisfaction survey, which as of the latest survey conducted in June 2020 had 93% employee participation, with a 78 engagement score versus the technology industry benchmark of 73.

Our recent initiatives included:

•

We invested significantly in our commitment to a global diversity, equity, and inclusion, or DEI, strategy with defined goals and accountability measures to facilitate ongoing action. We hired a DEI global lead, launched an executive-led DEI Council, scaled support and scaled our Employee Resource Groups, or ERGs, continued our investment in Black

Economic Empowerment, or BEE, programs in South Africa and introduced a range DEI education and awareness programs.
•

In response to the global COVID-19 pandemic, we introduced a Mimecaster Resilience Fund, or MRF, to provide support to families of our employees that have been substantially impacted by the pandemic financially. To date, the MRF has supported approximately 40 families within our Mimecast community.

•

Our corporate social responsibility, or CSR, program supports community organizations across all regions in which we operate, contributing approximately $400,000 dollars to our global partners in fiscal year 2021. Mimecast empowers our employees to give back to the community through our generous matching gift program and provides all employees with five paid days off to volunteer in the community.

•

In fiscal year 2021, we invested in additional mental health support for employees and their families by partnering with Talkspace Network LLC, providing virtual counselling and individual mental health professional support to all employees and their dependents at no cost.

We are proud to accept external recognition for our commitment to employees and our culture through the following awards received in fiscal year 2021:

•	Great Place to Work Certification™ in the United Kingdom, Australia, and South Africa; and
•	2021 Top Workplaces USA Award.

Government Regulation

We are subject to various laws and regulations across all the countries in which we do business. In particular, we are significantly impacted by laws and regulations relating to data privacy, data security and data protection. We are also impacted by laws and regulations relating to U.S. and international securities laws, anti-bribery laws, export control legislation, employment and taxation.

Almost every jurisdiction in which we operate has established its own data security, data protection and data privacy legal frameworks with which we, or our customers, must comply, including the European Union General Data Protection Regulation, or the GDPR. The GDPR applies to any company established in the European Union as well as to those outside the European Union if they collect and use personal data in connection with the offering of goods or services to individuals in the European Union or the monitoring of their behavior. The GDPR has enhanced data protection obligations for controllers of personal data, including, for example, increased rights for data subjects including, but not limited to, expanded disclosures about how personal data is to be used, limitations on retention of personal data, and mandatory personal data breach notification requirements. The GDPR has created onerous obligations and liabilities on service providers or data processors as well. Under the GDPR, fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, may be imposed for non-compliance. Moreover, data subjects can claim damages resulting from violations of the GDPR. The United Kingdom has adopted its own version of the GDPR, or the UK GDPR, which went into effect following the United Kingdom’s withdrawal from the European Union.  Similarly, in the United States, the federal government and many state governments have adopted, or are considering adopting, laws and regulations regarding the collection, use, and disclosure of personal information. California enacted the California Consumer Privacy Act of 2018, or the CCPA, that among other things, requires covered entities to provide new disclosures to California consumers and gives such consumers and others a private right of action to enforce data breaches resulting from the covered entity's violation of its duty to implement and maintain reasonable security measures. In November 2020, California residents voted to approve a ballot proposition that creates the California Privacy Rights Act, or CPRA, that amends and expand the CCPA to further enhance privacy protections for California residents. In addition, to the GDPR, the UK GDPR, CCPA and CPRA, we are subject to a number of additional laws governing data privacy and data protection, including but not limited to the Health Insurance Portability and Accountability Act of 1996, as amended, in the United States, The Protection of Personal Information Act 4 of 2013 in South Africa, the federal Privacy Act 1988 (Cth) in Australia, and the Personal Information Protection and Electronic Documents Act in Canada.

Our policy is to abide by all applicable laws and regulations, and we have internal programs in place to manage global compliance with these various requirements. We monitor each of these areas for new or changed regulatory requirements and we report regularly to our Board of Directors on compliance matters.

The legal and regulatory environment for cloud service providers continues to evolve. It is not possible to predict how such evolution and changes will affect our business or the cybersecurity industry generally. If we do not comply with current or future laws or regulations that apply to our business, we could be subject to substantial fines and penalties and we may have to restructure our service offerings, limit our service offerings in certain markets, or raise the price of our services, any of which could harm our business and results of operations. For a discussion of risks related to government regulation, see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

Corporate Information

Mimecast Limited was incorporated under the laws of the Bailiwick of Jersey with company number 119119 on July 28, 2015 as a public company limited by shares. On November 4, 2015, Mimecast Limited became the holding company of Mimecast UK Limited, a private limited company incorporated in 2003 under the laws of England and Wales and its subsidiaries by way of a share-for-share exchange in which the shareholders of Mimecast UK Limited exchanged their shares in Mimecast UK Limited for an identical number of shares of the same class in Mimecast Limited. Following the exchange, the historical consolidated financial statements of Mimecast UK Limited became the historical consolidated financial statements of Mimecast Limited. Mimecast Limited has 13 subsidiaries. Our principal operating companies are Mimecast UK Limited, a company organized under the laws of England and Wales; Mimecast Services Ltd., a company organized under the laws of England and Wales; Mimecast North America, Inc., a Delaware, United States corporation; Mimecast South Africa (Pty) Ltd., a South African corporation; Mimecast Australia Pty. Ltd., an Australian corporation; Mimecast Germany GmbH, a German corporation; and Mimecast Canada Limited, a Canadian corporation, each of which is a wholly-owned subsidiary of Mimecast Limited. Our principal executive office is located at 1 Finsbury Avenue, London, EC2M 2PF, United Kingdom.

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

Business and Operational Risks

Data security and integrity are critically important to our business, and breaches of our information and technology networks and unauthorized access to a customer’s data, including our recent security incident, could harm our business and operating results.

We have experienced, and will continue to experience, cyberattacks and other malicious internet-based activity, which continue to increase in sophistication, frequency and magnitude. Because our services involve the storage of large amounts of our customers’ sensitive and proprietary information, solutions to protect that information from cyberattacks and other threats, data security and integrity are critically important to our business. Also, as more of our customers have moved to working remotely, and continue to work remotely, during the global COVID-19 pandemic, we expect there will be an increased amount of sensitive and proprietary information that is stored in our solutions, which increases the exposure and risk of cyberattacks and other malicious internet-based activity. Despite all of our efforts to protect this information, we cannot provide assurance that our services and databases will not be compromised or disrupted, whether as a result of criminal conduct, DDoS attacks, or other advanced persistent attacks by malicious actors, including hackers, state-backed hackers and cybercriminals, breaches due to employee negligence, error and/or malfeasance, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, hardware and software errors, including so-called supply chain attacks involving the vendors we rely upon, telecommunication or utility failures or natural disasters or other catastrophic events. Moreover, the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target. As a result, there can be no guarantees that we will be able to anticipate these techniques or implement adequate preventative measures.

In January 2021, we became aware of a security incident later determined to be conducted by the same sophisticated threat actor responsible for the SolarWinds supply chain attack. We immediately launched an internal forensic investigation. Our investigation was supported by leading third-party forensics and cyber incident response experts at Mandiant, a division of FireEye, Inc., and was conducted in coordination with law enforcement to aid their investigation into this threat actor. During our investigation, we learned that the threat actor used the SolarWinds supply chain compromise to gain access to part of our production grid environment. Using this entry point, the threat actor accessed certain Mimecast-issued certificates and related customer server connection information. The threat actor also accessed a subset of email addresses and other contact information, as well as encrypted and/or hashed and salted credentials. In addition, the threat actor accessed and downloaded a limited number of our source code repositories, but we found no evidence of any modifications to our source code nor do we believe there was any impact on our products. As the investigation progressed, we issued a series of advisories to affected customers, including recommended precautionary steps to mitigate risk and, in some cases, to address regulatory requirements. Our forensic investigation was completed in March 2021 and we have eliminated the threat actor’s access to our environment. We have taken a number of actions designed to prevent future access to our environment and we will continue to monitor for threats and take precautionary steps as needed. We are subject to additional risks and uncertainties as a result of these events, including those described in the bullets below. While our forensic investigation is complete, there can be no assurance that we will be able to detect the existence or extent of the attacks on us or our customers or that our isolation and remediation efforts will be effective. As a result, we are unable to predict the overall impact of these events. Any perception by prospective or existing customers that the confidential information we maintain on their behalf is not secure could result in a material loss of business and revenue and damage our reputation and competitiveness. Furthermore, as described in the bullets below, these types of events often have cascading impacts that unfold over a lengthy period of time and may result in a loss of revenue, a diminution of our business prospects and incremental costs, including costs associated with litigation or investigations by regulatory authorities, any of which may adversely impact our financial results. It is also expected that we will continue to incur costs related to our response, remediation, and investigatory efforts relating to this security incident. While we have cyber insurance coverage, the amount of such insurance may be insufficient to compensate us for any expenses or losses that may result from the security incident.

Due to frequently changing attack techniques, along with an increased volume and sophistication of the attacks, we must continually monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access and we expend significant resources to respond to threats to security. To defend against threats to our systems and our customers’ confidential information, we must continuously invest in the development of more secure solutions and improve the security features of our solutions and the deployment of updates to address any security vulnerabilities. However, despite our efforts, we may fail to identify these new and complex methods of attack or fail to invest sufficient resources in security measures. In addition, as we increase our customer base and our brand becomes more widely known and recognized, we may become a more attractive target for malicious third parties. Furthermore, our solutions connect to, operate in conjunction with and are dependent on products and components across a broad ecosystem of third parties. If there is a security vulnerability in one of these third-party components, and a threat actor is successful in breaching that vulnerability, we could face increased costs, liability claims, reduced revenue, or harm to our reputation or competitive position for reasons beyond our control. Any breach of our security measures or disruption in our service as a result of third-party action, including criminal conduct by state actors and others, employee negligence, error, and/or malfeasance, defects or otherwise that compromises the confidentiality, integrity or availability of our data or our customers’ data, including as a result of our recent security incident, could result in:

•	material loss of business and revenue;
•	severe harm to our reputation, our brand or our competitiveness;
•	a material degradation in the overall market perception of the security and reliability of our services;
•	individual customer and/or class action lawsuits, which would cause us to incur significant legal fees and costs and could result in financial judgments against us;
•	legal or regulatory enforcement action by state and federal authorities or non-U.S. authorities, which would cause us to incur legal fees and costs and could result in fines and/or penalties;
•

mandatory regulatory disclosures regarding a security breach, unauthorized access to or disclosure of confidential information, which could lead to widespread negative publicity, which may cause our customers or prospects to lose confidence in the effectiveness of our data security measures;

•	increased cybersecurity protection costs and insurance premiums; and/or
•

additional costs associated with responding to the service interruption or security breach, such as investigative and remediation costs, the costs of providing individuals and/or data owners with notice of the breach, legal fees, the costs of any additional fraud detection activities, or the costs of prolonged system disruptions or shutdowns.

Any of these events could materially adversely impact our business and results of operations.

We seek to cap the liability to which we are exposed in the event of losses or harm to our customers, including those resulting from security incidents, but we cannot be certain that we will obtain these caps or that these caps, if obtained, will be enforced in all instances. Furthermore, the cybersecurity insurance we maintain may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our policy may not cover our remediation expenses or any claim against us for loss of data or other indirect or consequential damages. Defending any suit based on or related to any data loss or system disruption, regardless of its merit and available insurance coverage, could be costly and divert management’s attention.

The global COVID-19 pandemic, including the related containment efforts, has had, and will likely continue to have, certain negative impacts on our business and operations, and we are unable to predict with certainty the extent to which it may continue to adversely affect our business, results of operations and financial condition.

In December 2019, a novel strain of coronavirus, or COVID-19, was reported to have surfaced in Wuhan, China, and since then has spread to Europe, the United States and most other countries. In March 2020, the COVID-19 outbreak was declared a pandemic by the World Health Organization. The COVID-19 pandemic continues to evolve, and to date has led to the implementation of various responses, including global government-imposed quarantines, stay-at-home orders, travel restrictions, mandated non-essential business closures, work stoppages, slowdowns and delays, work-from-home policies, supply chain disruption, and other public health safety measures, as well as volatility in stock prices, among other effects. COVID-19 infection rates declined somewhat during the late spring and summer of 2020 but increased dramatically in the fall and early winter of 2020 in many locations, which caused governments to reinstate, or consider reinstating, some restrictions. More recently, as a result of the widespread distribution of vaccines and continued containment efforts, infection rates have stabilized or trended downward in many of the countries in which we operate.

The containment efforts imposed by many governments caused significant societal and economic disruption worldwide, including in all of the regions in which we operate our business and sell our products and services. Additionally, the COVID-19 pandemic and the governmental response and the resulting economic effect, impacted some industries, such as travel, hospitality and retail, more significantly than others.  In response to the COVID-19 pandemic, we took a number of actions. These actions included, among others: (i) a decision to close all of our global offices, including our global headquarters in London, United Kingdom, and the resulting shift to a virtual work environment where all of our employees, including our global sales and customer support staff, are working remotely; (ii) a decision to limit and then ultimately ban all non-essential travel, including international travel; (iii) a decision to cancel or shift to virtual-only certain customer, industry and employee events; and (iv) the establishment of an employee support fund, funded in part by executive and employee donations, to offset the impact of the pandemic on our more vulnerable employees. The expected duration of these actions is uncertain. More recently, we have opened some of our smaller global offices on a limited basis in accordance with government requirements and plan to do the same at our two primary offices located in London, United Kingdom and Lexington, Massachusetts in the summer of 2021. We expect, however, that the transition back to normal operations will take significant time, perhaps several months. We believe that the COVID-19 pandemic has negatively impacted and will continue to negatively impact our business and results of operations in a number of ways, including (i) an impact on the demand for our products and services caused by a decline in the rate of IT and security spending, a delay in purchasing decisions as IT and security staff focus on addressing the disruption to their businesses, and hiring freezes and reductions in workforce impacting our customers, which will impact sales to prospects and existing customers and increase customer attrition, especially since we offer our solutions on a per seat basis, (ii) restrictions on our global sales and marketing operations, including eliminating in-person sales activities, (iii) an impact on our employees’ ability to perform necessary business functions, including as a result of illness, family illness and general economic hardship, or as a result of restrictions on movement, including the necessity of working from home for an extended period, (iv) customers seeking extended payment terms or declaring bankruptcy or seeking to liquidate making collectability of accounts receivables difficult or impossible, (v) a disruption to our supply chain, particularly as it relates to hardware needed to expand existing data centers and planned data centers, (vi) continued currency volatility, and (vii) an increased risk of information or cybersecurity incidents and a failure to maintain the uninterrupted operation of our information systems due to, among other things, an increase in remote work. In addition, governmental authorities both in the United States and in Europe have adopted measures to provide economic assistance to businesses, to stabilize the markets and to support economic stability, and many governments are considering adopting additional measures to support their economies. The future success of these measures is unknown, and they may not be sufficient to mitigate the negative impact of the global COVID-19 pandemic. We have been closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our operations and the operations of our customers, suppliers, vendors and business partners and the impact it has on the safety and well-being of our employees, and may take further precautionary and preemptive actions as may be prudent or as required by government authorities.

Any of the negative impacts of the global COVID-19 pandemic, including those described above, alone or in combination with others, may have a material adverse effect on our results of operations and financial condition. The extent to which the global COVID-19 pandemic will continue to adversely affect our business and results of operations will depend on numerous evolving factors and future developments that we are not able to predict, including the duration, spread and severity of the outbreak, including the potential that there could be recurring outbreaks in the future, the spread of new variants of the original virus, the nature and effectiveness of containment measures, the availability of treatments, the effectiveness and safety of available vaccines and the speed at which such vaccines are distributed and accepted by the public, the effect on the economy, unemployment, and IT and security spending in particular, and how quickly and to what extent normal economic and business operations can resume. Because our services are offered on a subscription basis, the effect of the pandemic may not be fully reflected in our operating results until future periods. If the global COVID-19 pandemic is prolonged, it could amplify the negative impacts on our business and results of operations, and may also heighten many of the other risks, including risk factors, described in this section and elsewhere in this Annual Report on Form 10-K. It is also possible that any adverse impacts of the pandemic and containment measures may continue once the pandemic is controlled and the containment measures are lifted.

If we are unable to attract new customers and retain existing customers, our business and results of operations will be affected adversely.

To succeed, we must continue to attract new customers and retain existing customers who desire to use our existing security, continuity and archiving offerings and new products we introduce from time to time. Acquiring new customers is a key element of our continued success, growth opportunity and future revenue. We will continue to invest in a direct sales force combined with a focused channel strategy designed to serve the various requirements of our target customer base and to bring new customers onto our cloud architecture. Any failures by us to execute in these areas will negatively impact our business. The rate at which new and existing customers purchase our products depends on a number of factors, including potential concerns related to our recent security incident and other factors outside of our control. For example, a deterioration in macroeconomic conditions in the markets we operate in as a result of the continuation of the global COVID-19 pandemic, a slower than expected recovery from the pandemic, or for other reasons could have a negative impact on our customers, which could adversely impact our ability to attract new customers and retain existing customers. In the past, negative macroeconomic conditions resulted in reductions in demand for IT-related capital spending generally and security solutions specifically, particularly in the financial services, legal and other industries that we target. Our future success also depends on retaining our current customers at acceptable retention levels. Our retention rates may decline or fluctuate as a result of a number of factors, including potential concerns related to our recently disclosed security incident. Our retention rates may also fluctuate as a result of factors outside our control, including competition, customers’ budgeting and spending priorities, and overall general economic conditions in the geographic regions in which we operate. For example, the impact of the COVID-19 pandemic on the current economic environment has caused, and may in the future cause, customers to request concessions including extended payment terms or better pricing. Customers may delay or cancel IT projects or seek to lower their costs by renegotiating existing vendor contracts. If our customers do not renew their subscriptions for our products and services, our revenue would decline and our business would suffer. In future periods, our total customers and revenue could decline or grow more slowly than we expect.

If we are unable to sell additional services, features and products to our existing customers, our future revenue and operating results will be harmed.

A significant portion of our revenue growth is generated from sales of additional services, features and products to existing customers. Our future success depends, in part, on our ability to continue to sell such additional services, features and products to our existing customers. We devote significant efforts to developing, marketing and selling additional services, features and products and associated support services to existing customers and rely on these efforts for a portion of our revenue. These efforts require a significant investment in building and maintaining customer relationships, as well as significant research and development efforts in order to provide upgrades and launch new services, features and products. The rate at which our existing customers purchase additional services, features and products depends on a number of factors, including the perceived need for additional security continuity and archiving services, the efficacy of our current services, the perceived utility and efficacy of our new offerings, potential concerns related to our recent security incident, our customers’ IT budgets and general economic conditions in the geographic regions in which we operate, which may be impacted by the economic uncertainty resulting from the global COVID-19 pandemic. If our efforts to sell additional services, features and products to our customers are not successful, our future revenue and operating results will be harmed.

Our business depends substantially on customers renewing their subscriptions with us and a decline in our customer renewals would harm our future operating results.

In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions with us when the existing subscription term expires. Although the majority of our customer contracts include auto-renew provisions, our customers have no obligation to renew their subscriptions upon expiration, and we cannot provide assurance that customers will renew subscriptions at the same or higher level of service, if at all, particularly given the economic uncertainty resulting from the global COVID-19 pandemic. For each of the fiscal years ended March 31, 2021, 2020 and 2019, our customer retention rate has been consistently greater than 90%. We calculate customer retention rate as the percentage of paying customers on the last day of the relevant period in the prior year who remain paying customers on the last day of the relevant period in the current year. The rate of customer renewals may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction or dissatisfaction with our solutions, potential concerns related to our recent security incident, outages impacting our service, the effectiveness of our customer support services, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, or reductions in our customers’ spending levels or general economic conditions in the geographic regions in which we operate, which may be impacted by the economic uncertainty resulting from the global COVID-19 pandemic. If our customers do not renew their subscriptions, or renew on less favorable terms, our revenue may decline, and we may not realize improved operating results from our customer base.

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

Our current and potential future competitors include:

•

Email Security: Barracuda Networks, Inc., Google, Microsoft Exchange Online Protection, Proofpoint, Inc., Symantec Corporation, Agari Data, Inc., Cisco Systems Inc., Avanan, Inc., GreatHorn, Inc., IronScales, Ltd., INKY Technology Company, and Abnormal Security Corporation;

•	Archiving: Dell EMC, Microsoft Office® 365®, Proofpoint, Inc., Veritas Technologies LLC, Smarsh Inc., Barracuda Networks, Inc., and Global Relay Communication, Inc.;
•	Awareness training: KnowBe4, Inc., Cofense Inc., and Wombat Security, a division of Proofpoint, Inc.;
•	Web security: Cisco Systems, Inc., Webroot Inc., TitanHQ’s Webtitan, SafeDNS, Inc., Akamai Technologies, Inc, Infoblox Inc., Forcepoint LLC, Trustwave Holdings, Inc., and Zscaler, Inc.;

•	DMARC reporting: Agari Data, Inc., Valimail Inc., dmarcian, Inc., Ondemarc by Redsift Limited, and ReturnPath’s email fraud protection, a division of Proofpoint, Inc.; and
•	Digital brand protection: RSA Security LLC, a division of Dell EMC, RiskIQ, Inc., and MarkMonitor Inc.

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

As we seek to increase our sales to large enterprise customers, we may face longer sales cycles, more complex customer requirements, unfavorable contractual terms, substantial upfront sales costs and less predictability in completing some of our sales than we do with smaller customers. In addition, our ability to successfully sell our services to large enterprises is dependent on us attracting and retaining sales personnel, including sales engineers, with experience in selling to large organizations. Also, because security breaches and disruptions of larger, more high-profile enterprises are likely to be heavily publicized, there is increased reputational risk associated with serving such customers. If we are unable to increase sales of our services to large enterprise customers while mitigating the risks associated with serving such customers, our business, financial position and results of operations may suffer.

Failure to effectively expand our sales and marketing capabilities could harm our ability to acquire new customers and achieve broader market acceptance of our services.

Acquiring new customers and expanding sales to existing customers will depend to a significant extent on our ability to expand our sales and marketing operations. We generate approximately one-fourth of our revenue from direct sales and we expect to continue to rely on our sales force to obtain new customers and grow revenue from our existing customer base. We expect to expand our global sales force, and we face a number of challenges in achieving our hiring goals. For instance, there is significant competition for sales personnel, including sales engineers, with the sales skills and technical knowledge that we require, including experience selling to large enterprise customers. In addition, training and integrating a large number of sales and marketing personnel in a short period of time requires the allocation of significant internal resources. Our ability to achieve projected growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel, all of which may be negatively impacted by the continuing global COVID-19 pandemic. We invest significant time and resources in training new sales personnel to understand our solutions. In general, new hires require significant training and substantial experience before becoming productive. Our recent hires and planned hires may not become as productive as we require, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we currently operate or where we seek to conduct business. Our growth may be materially and adversely impacted if the efforts to expand our sales and marketing capabilities are not successful or if they do not generate a sufficient increase in revenue.

Our business and results of operations may be negatively impacted by the United Kingdom’s withdrawal from the European Union.

The United Kingdom’s withdrawal from the European Union, or Brexit, became effective on January 31, 2020, and the transition period, or the Brexit transition period, during which time the United Kingdom and the European Union negotiated the terms of trade and other matters, ended on December 31, 2020. The United Kingdom and European Union have signed a European Union-United Kingdom Trade and Cooperation Agreement, or the TCA, which became provisionally applicable on January 1, 2021 and will become formally applicable once ratified by both the United Kingdom and the European Union. Negotiations between the United Kingdom and the European Union are expected to continue in relation to certain elements of the trading relationship between the United Kingdom and the European Union. The ultimate effects of Brexit will depend, in part, on how the terms of the TCA take effect in practice and on any other agreements the United Kingdom may make with the European Union and many of the regulations that now apply in the United Kingdom following the Brexit transition period (including financial laws and regulations, tax, intellectual property rights, data protection laws, immigration laws and employment laws), will likely be amended in future as the United Kingdom determines its new approach, which may result in significant divergence from European Union regulations. This lack of clarity on future United Kingdom laws and regulations and their interaction with the European Union laws and regulations increases our burden of operating in and doing business in the United Kingdom and the European Union and may affect our results of operations in a number of ways, including increasing currency exchange risk and disruptions in trade and the free movement of goods and services to and from the United Kingdom, generating instability in the global financial markets or negatively impacting the economies of the United Kingdom and Europe. In addition, because of our significant presence in the United Kingdom, it is possible that Brexit may impact some or all of our current operations, including transfers of our personal data and our customers’ personal data between our operations in the United Kingdom and our operations in the European Union. As a result, some of our European customers that are not based in the United Kingdom are requiring that we move their data from our United Kingdom data centers to our data centers based in Germany. Brexit may also impact our ability to freely move employees from our London headquarters to our other locations in Europe. The long-term effects of Brexit will depend in part on how the TCA, and any future agreements signed by the United Kingdom and the European Union, take effect in practice. We expect that Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replicate or replace. Any of these effects of Brexit, and others we cannot anticipate, could negatively impact our business and results of operations.

If we are unable to maintain successful relationships with our channel partners, our ability to acquire new customers could be adversely affected.

In order to grow our business, we anticipate that we will continue to depend on our relationships with our channel partners who we rely on, in addition to our direct sales force, to sell and support our services. In our fiscal year ended March 31, 2021, while no individual channel partner accounted for 10% or more of our revenue, in the aggregate, our channel partners accounted for 75% of our revenue. We expect that sales to channel partners will continue to account for a substantial portion of our revenue for the foreseeable future. We utilize channel partners to efficiently increase the scale of our marketing and sales efforts, increasing our market penetration to customers which we otherwise might not reach on our own. Our ability to achieve revenue growth in the future will depend, in part, on our success in maintaining successful relationships with our channel partners, which includes ensuring that we make our service as easy to use by these channel partners as possible.

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

Our customers use our services for the most critical aspects of their business, and any disruptions to our services or other performance problems with our services, however caused, could hurt our brand and reputation and may damage our customers’ businesses. We provide regular updates, which may contain undetected errors when first introduced or released. In the past, we have discovered software errors, failures, vulnerabilities and bugs in our services after they have been released and new errors in our existing services may be detected in the future. Real or perceived errors, failures, system delays, interruptions, disruptions, vulnerabilities, or bugs could result in negative publicity, loss of or delay in market acceptance of our services, loss of competitive position, delay of payment to us, lower renewal rates, or claims by customers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to mitigate or correct the problem. We seek to cap the liability to which we are exposed in the event of losses or harm to our customers, but we cannot be certain that we will obtain these caps or that these caps, if obtained, will be enforced in all instances. We carry insurance; however, the amount of such insurance may be insufficient to compensate us for any losses that may result from claims arising from defects or disruptions in our services. As a result, we could lose future sales and our reputation and our brand could be harmed.

We provide service level commitments under our subscription agreements and service disruptions, including any related to our recent security incident, could obligate us to provide refunds and we could face subscription terminations, which could adversely affect our revenue.

Our subscription agreements with customers provide certain service level commitments. If we are unable to meet the stated service level commitments or suffer extended periods of downtime that exceed the periods allowed under our customer agreements, including as a result of our recently disclosed security incident or DDoS attacks, we could be required to pay refunds or face subscription terminations, either of which could significantly impact our revenue. We have suffered significant service disruptions in the past and we cannot guarantee that future attacks or service disruptions will not occur. Any future attacks or significant service disruptions could adversely affect our reputation, our relationships with our existing customers and our ability to attract new customers, all of which would impact our future revenue and operating results.

We have acquired, and may acquire in the future, other businesses, products or technologies, which could require significant management attention, disrupt our business, dilute shareholder value and adversely affect our results of operations.

As part of our growth strategy and in order to remain competitive, we may acquire, or make investments in, complementary companies, products or technologies. Since fiscal 2017, we have completed several acquisitions. Notwithstanding these acquisitions, our acquisition experience to date remains relatively limited, and as a result, our ability as an organization to acquire and integrate other companies, products or technologies, particularly when the acquired entities are located in geographies where we have not previously done business, in a successful manner is unproven. We may not be able to find suitable acquisition targets, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by our customers, analysts and investors. In addition, if we are unsuccessful at integrating such acquisitions or the technologies associated with such acquisitions, our revenue and results of operations could be adversely affected. We may only be able to conduct limited due diligence on an acquired company’s technology, products and operations. Following an acquisition, we may be subject to liabilities arising from an acquired company’s past or present technology, product and operations, including liabilities related to data security and privacy of customer data and infringement of the intellectual property rights of others, and these liabilities may be greater than the warranty and indemnity limitations that we negotiate. Any liability that is greater than these warranty and indemnity limitations could have a negative impact on our financial condition. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquired business, including accounting charges. We may have to pay cash, incur additional debt, or issue equity securities to pay for any such acquisitions, each of which could adversely affect our financial condition or the value of our ordinary shares. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our shareholders. The incurrence of additional indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. See “The terms of our Credit Agreement require us to comply with certain financial covenants and impose restrictions on our business and operations, which creates default risks and reduces our flexibility” below.

In addition, as of March 31, 2021, we had $217.1 million in goodwill and intangible assets, net of accumulated amortization, recorded on our balance sheet as a result of our recent acquisitions. We will incur expenses related to the amortization of intangible assets and we may in the future need to incur charges with respect to the impairment of goodwill or intangible assets, which could adversely affect our operating results.

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

Our quarterly operating results, including the levels of our revenue, gross margin, profitability, cash flow and deferred revenue, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control and, as a result, may not fully reflect the underlying performance of our business. Fluctuations in quarterly results may negatively impact the value of our ordinary shares. Factors that may cause fluctuations in our quarterly financial results include, but are not limited to:

•	foreign currency exchange rates;
•	our ability to attract new customers;
•	our revenue retention rate;
•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•	network outages or security breaches, including our recent security incident;
•	general economic, industry and market conditions, including the continuing impact of the global COVID-19 pandemic, Brexit and economic conditions in South Africa;
•	expenses related to litigation or regulatory matters;
•	increases or decreases in the number of features in our services or pricing changes upon any renewals of customer agreements;
•	changes in our pricing policies or those of our competitors;
•	new variations in sales of our services, which has historically been highest in the fourth quarter of a given fiscal year;
•

the timing and success of new services and service introductions by us and our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;

•	restructuring expenses;
•	the impact of acquisitions; and
•	changes in our income tax rate.

We are subject to a number of risks associated with global sales and operations.

We operate a global business with offices located in the United States, the United Kingdom, South Africa, Australia and Germany, as well as several other locations. In the fiscal year ended March 31, 2021, we generated 51% of our revenue from the United States, 29% from the United Kingdom, 10% from South Africa and 10% from the rest of the world. As a result, our sales and operations are subject to a number of risks and additional costs, including the following:

•	fluctuations in exchange rates between currencies in the markets where we do business, which impacts our reportable revenue and expenses;
•	the disparate impact that the global COVID-19 pandemic is having on different countries and their economies;
•	risks associated with trade restrictions and additional legal requirements, including those related to the exportation of our technology;
•	the need to adapt our solutions for specific countries;
•	greater risk of unexpected changes in regulatory rules, regulations and practices, tariffs and tax laws and treaties;
•	compliance with multiple anti-bribery laws, including the United States Foreign Corrupt Practices Act and the U.K. Anti-Bribery Act;
•

heightened risk of unfair or corrupt business practices in certain geographies, and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, financial statements;

•	limited or uncertain protection of intellectual property rights in some countries and the risks and costs associated with monitoring and enforcing intellectual property rights abroad;

•	greater difficulty in enforcing contracts and managing collections in certain jurisdictions, as well as longer collection periods;
•	potential changes in trade relations arising from policy initiatives or other political factors that could negatively impact our purchases of technology among other things;
•	management communication and integration problems resulting from cultural and geographic dispersion;
•	social, economic and political instability, particularly in South Africa where the current economic environment is very challenging;
•	terrorist attacks and security concerns in general; and
•	complex and potentially adverse tax consequences.

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

We invested 19%, 19% and 17% of our revenue in research and development in our fiscal years ended March 31, 2021, 2020 and 2019, respectively. We expect to continue to dedicate significant financial and other resources to our research and development efforts in order to maintain our competitive position. However, investing in research and development personnel, developing new services and enhancing existing services is expensive and time-consuming, and there is no assurance that such activities will result in significant new marketable services, enhancements to existing services, design improvements, cost savings, revenue or other expected benefits. If we spend significant time and effort on research and development and are unable to generate an adequate return on our investment, our business and results of operations may be materially and adversely affected.

We employ third-party licensed software for use in or with our services, and the inability to maintain these licenses or errors or vulnerabilities in the software we license could result in increased costs, reduced service levels, or security risk, which would adversely affect our business.

Our services incorporate and rely on certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software and development tools in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. In addition, integration of the software used in our services with new third-party software may require significant work and require substantial investment of our time and resources and delays in the release of our services until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. A licensor may have difficulties keeping up with technological changes or may stop supporting the software or other intellectual property that it licensed to us. Also, to the extent that our services depend upon the successful operation of third-party software in conjunction with our software, any undetected errors, defects or security vulnerabilities in this third-party software could prevent the deployment or impair the functionality of our services, delay new services introductions, result in a failure of our services, result in security breaches, and injure our reputation. Third-party software could also be used to launch an attack, also known as a supply chain attack, on our corporate and customer systems resulting in service disruptions and security breaches. Our use of additional or alternative third-party software would require us to enter into additional license agreements with third parties on terms that may not be favorable to us.

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

Actions we have taken to restructure our business to better align our resources with our strategy were costly and may not be as effective as anticipated.

In February 2021, we announced a restructuring plan designed to align our resources with our strategy. The restructuring plan, which included a reduction of our workforce by approximately 4%, was designed to permit us to increase investment in strategic growth areas. In connection with the restructuring, we recognized pre-tax charges to our financial results for the year ended March 31, 2021 of approximately $3.3 million, consisting of $3.7 million of severance and other one-time termination benefits, and other restructuring related costs, partially offset by $0.4 million of other adjustments. These charges were primarily cash-based. The actions associated with the restructuring plan are now largely complete.

This type of restructuring activity may result in business disruptions and may not produce the full efficiency and cost reduction benefits anticipated. Furthermore, the benefits may be realized later than expected and the cost of implementing these measures may be greater than anticipated. If these measures are not successful, we may need to undertake additional cost reduction efforts, which could result in future charges. Moreover, the restructuring plan may cause business disruptions with customers and elsewhere if our cost reduction efforts prove ineffective, and our business may not be more efficient or effective than prior to the implementation of the plan. Our restructuring activities, including the related charges and the impact of the related workforce reduction, which may include potential legal claims by impacted employees, could have a material adverse effect on our business, operating results and financial condition.

Legal and Regulatory Risks

Data privacy concerns, evolving regulations of cloud computing, cross-border data transfer restrictions and other domestic or foreign laws and regulations may limit the use and adoption of, or require modifications to, our products and services, which could limit our ability to attract new customers or support existing customers thus reducing our revenue, harming our operating results and adversely affecting our business.

Laws and regulations related to the provision of services on the internet are increasing, as federal, state and foreign governments continue to adopt new laws and regulations addressing data privacy and data security regarding the collection, processing, storage and use of personal information. For example, in the United States, these include laws and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Graham-Leach-Bliley Act of 1999, and state breach notification and data privacy laws, as well as regulator enforcement positions and expectations reflected in federal and state regulatory actions, settlements, consent decrees and guidance documents. In January 2020, the California Consumer Privacy Act of 2018, or CCPA, became effective. The CCPA governs the collection, sale and use of California consumers’ (i.e., California residents’) personal information (as that term is broadly defined by the CCPA), and it has significant impacts on businesses’ handling of personal information and existing privacy policies and procedures. The CCPA gives California consumers expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used by requiring covered entities to provide new disclosures to California consumers and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. In November 2020, California residents voted to approve a ballot proposition that creates the California Privacy Rights Act, or CPRA, that amends and expands the CCPA to further enhance privacy protections for California residents. The CCPA may subject us to regulatory fines by the State of California, individual claims, and increased commercial liabilities. In addition, the CCPA, as well as data privacy laws that have been proposed or enacted in other U.S. states, may limit our or our customers’ ability to use, process and store certain data, which may decrease adoption of our services, increase our costs for compliance, and harm our business, financial condition, cash flows and results of operations.

Internationally, almost every jurisdiction in which we operate has established its own data security, data protection and data privacy legal frameworks with which we, or our customers, must comply, including the European Union General Data Protection Regulation, or the GDPR. The GDPR applies to any company established in the European Union as well as to those outside the European Union if they collect and use personal data in connection with the offering of goods or services to individuals in the European Union or the monitoring of their behavior. The GDPR has enhanced data protection obligations for data controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of personal data, and mandatory personal data breach notification requirements. The GDPR also imposes onerous obligations and liabilities on service providers or data processors. Under GDPR, regulatory fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, may be imposed. In addition, data subjects can claim damages resulting from violations of the GDPR. The GDPR further grants non-profit organizations the right to bring claims on behalf of data subjects. Following the end of the Brexit transition period on December 31, 2020, the GDPR was adopted under United Kingdom and is referred to as the ‘UK GDPR’, but there may be further developments about the regulation that may impact data protection and data privacy considerations in the United Kingdom. Moreover, while the European Union Commission has not yet made an adequacy decision regarding the United Kingdom’s data protection regime, under the trade agreement negotiated between the United Kingdom and the European Union during the Brexit transition period, transfers of personal data from the European Union to the United Kingdom are not treated as transfers to a "third country" until the earlier of (a) the date on which the European Union Commission issues an adequacy decision regarding the UK, or (b) July 1, 2021. There remains uncertainty whether or not the European Union Commission will make such a decision and any negative decision could adversely impact the way we conduct business in the United Kingdom and the European Union.

Given the breadth and depth of changes in data protection regulations, complying with the various requirements has caused us to expend significant resources and such expenditures are likely to continue into the future as we respond to new interpretations and enforcement actions and as we continue to negotiate data processing agreements with our customers and business partners. In addition, our recent security incident implicated the regulatory notification requirements applicable to us. As a result, our actions with respect to such notifications could be subject to regulatory fines and reputational damage, either of which could harm our operating results and adversely affect our business.

To facilitate and legitimize the transfer of both customer and personal data from the European Union and the United Kingdom to the United States, in the past we have relied on the EU-U.S. Safe Harbor Framework, which required companies based in the United States to provide assurance that they were adhering to relevant European standards for personal data protection. In October 2015, the Court of Justice of the European Union (the “CJEU”) invalidated the EU-U.S. Safe Harbor Framework. In February 2016, the U.S. and European Union announced agreement on a new framework for transatlantic data flows entitled the EU-U.S. Privacy Shield Framework and on July 12, 2016, the European Commission deemed the EU-U.S. Privacy Shield Framework an adequate mechanism to enable data transfers outside of the European Economic Area (the “EEA”) to the United States under European Union law. On January 12, 2017, the Swiss Government approved the Swiss-U.S. Privacy Shield Framework as a valid legal mechanism to comply with Swiss data protection requirements when transferring personal data from Switzerland to the United States. We are currently certified under the EU-US and the Swiss-US Privacy Shield frameworks. In July 2020, however, the CJEU ruled that the EU-US Privacy Shield Framework is invalid for the transfer of personal data outside of the EEA to the United States. In its decision, the CJEU affirmed that personal data transfers from the EEA to the United States pursuant to standard contractual clauses, or SCCs, remain a valid transfer mechanism, subject to a requirement that the supervisory authorities in member states continue to review the adequacy of the protection afforded by the SCCs. Because of the CJEU affirmation and the position of the authorities in the United Kingdom to align with European data privacy regulations, we believe that personal data transfers among our global affiliates in accordance with the SCCs comply with applicable European and United Kingdom personal data transfer requirements. If SCCs are ultimately determined to provide inadequate protection for personal data transfers between the European Union, the United Kingdom and the United States, however, we will be required to identify and implement alternative solutions to ensure that we comply with European and United Kingdom personal data transfer requirements. As noted above, following the end of the Brexit transition period, there remains considerable uncertainty regarding the future status of data transfers between the United Kingdom and the EEA. If we fail to comply fully with privacy laws in Europe and the United Kingdom, the data protection authorities might impose upon us a number of different sanctions, including fines and restrictions on international personal data transfers.

Given the nature and global reach of our business, including our operations in the United States, our corporate headquarters in London, United Kingdom, our operations in Germany and elsewhere, as well as the types of information our customers store on our systems, evolving data privacy and data protection laws and regulations around the world that impose requirements on us as well as our customers will continue to significantly impact our business.

Data privacy and data protection laws and regulations are subject to new and differing interpretations and there may be significant inconsistency in laws and regulations throughout the jurisdictions in which we operate or offer our services. Legal and other regulatory requirements could restrict our ability to store and process personal data as part of our services, or, in some cases, impact our ability to offer our services in certain jurisdictions. Such laws and regulations may also impact our customers' ability to deploy certain of our services globally, to the extent they utilize our services for processing personal data. In addition, in many cases these data privacy and data protection laws and regulations apply not only to transfers of personal data to third parties, but also within an enterprise, including our company or our customers. Additionally, if third parties that we engage for the provision of certain functions of our services violate applicable data privacy and data protection laws or regulations or our policies or requirements, such violations may also put our customers’ information at risk which could in turn have an adverse effect on our business. The costs of compliance with, and other burdens imposed by, data privacy and data protection laws and regulations may require resources to create new services or modify existing services, the failure of which could lead to us being subject to significant fines, penalties or liabilities for noncompliance, and may slow the pace at which we close sales transactions, any of which could harm our business.

Our strategy in gaining insights from the data we collect as part of our services, particularly threat data, is becoming important to the value of the services we deliver to our customers and to our operational efficiency. Our use of data in this way may be constrained by contractual restrictions or regulatory developments. Compliance with applicable laws and regulations regarding personal data may require changes in our services that result in increased costs and reduced efficiency. Regulations governing personal data might limit our ability to offer certain features and functionality in certain jurisdictions. Failure to comply with existing or new data privacy and data protection laws and regulations may result in significant fines or orders to stop the alleged noncompliant activity, as well as negative publicity.

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

If we are found to be in violation of United States sanctions or export control laws, it could result in substantial fines and penalties for us and for the individuals working for us, including civil penalties over $300,000, or twice the value of the transaction, whichever is greater, per violation, and in the event of conviction for a criminal violation, fines of up to $1 million and possible incarceration for responsible employees and managers for willful and knowing violations. Under the terms of applicable regulations, each instance in which a company provides goods or services, or otherwise acts in violation of export control and sanctions laws, may be considered a separate violation. If we are found to be in violation of U.K. sanctions or export controls, it could also result in unlimited fines for us and responsible employees and managers, as well as imprisonment of up to two years for responsible employees and managers.

Changes in our software or services, or changes in export, sanctions or import laws, may delay the introduction and sale of our services in certain markets, prevent our customers with global operations from deploying our software or services or, in some cases, prevent the export or import of our software or services to certain countries, regions, governments, persons or entities altogether, which could adversely affect our business, financial condition and operating results.

We may become involved in other litigation that may materially adversely affect us.

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including patent, commercial, product liability, data security, contract disputes, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability and/or require us to change our business practices. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our results of operations. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, financial condition, results of operations and prospects.

Human Capital Risks

We are dependent on the continued services and performance of our key employees, including our co-founder, the loss of whom could adversely affect our business.

Our future performance depends upon contributions from our senior management team and, in particular, our co-founder, Peter Bauer, our Chairman and Chief Executive Officer. If our senior management team, including any new hires that we may make, fails to work together effectively and to execute on our plans and strategies on a timely basis, our business could be harmed. The loss of one or more of our executive officers or key employees could have an adverse effect on our business. The loss of services of Mr. Bauer could significantly delay or prevent the achievement of our strategic objectives.

We depend on highly skilled personnel to grow and operate our business, and if we are unable to hire, retain and motivate qualified personnel, our business may be adversely impacted.

Our success depends largely upon our continued ability to identify, hire, develop, motivate and retain highly skilled personnel, including senior management, engineers, software developers, sales representatives and customer support representatives. Our growth strategy also depends, in part, on our ability to continue to attract and retain highly skilled personnel. Identifying, recruiting, training and integrating qualified individuals requires significant time, expense and attention of management. Competition for these personnel is intense, especially for engineers experienced in designing and developing software and software as a service applications, and for experienced enterprise sales professionals. In addition, the global COVID-19 pandemic has made hiring more difficult, particularly when the hiring process, from sourcing to interviewing to onboarding to training, must be done remotely. We have, from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the actual or perceived value of our equity awards declines, or experiences significant volatility, it may adversely affect our ability to recruit and retain key employees. If we are not able to effectively recruit and retain qualified employees, our ability to achieve our strategic objectives will be adversely impacted, and our business will be harmed.

Our recent workforce reduction could negatively impact our future hiring plans and employees who are not impacted, which may adversely affect our business.

The workforce reductions made in connection with the restructuring we announced in February 2021 may adversely affect our ability to attract and retain highly skilled employees. Even if our key employees were not directly affected by these reductions, the termination of others may have a negative impact on morale and our culture and our ability to retain current employees, as well as our ability to attract qualified new employees in the future.

Risks Related to Intellectual Property

We are currently being sued, have been sued in the past, and may in the future be sued by third parties for alleged infringement of their proprietary rights.

There is considerable patent and other intellectual property development activity in our industry. Our success depends, in part, on our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities, including non-practicing patent entities, or NPEs, which are entities that have no operating business but exist purely as collectors of patents, and individuals, may own or claim to own intellectual property relating to our industry. Patent and other intellectual property disputes are common and third parties are currently claiming, have claimed, and may in the future claim that we are infringing upon their intellectual property rights or send us letters proposing that we license certain of their patents. In particular, there are a number of

NPEs in the security industry that are particularly aggressive about pursuing alleged infringement of their patents. Given this and the proliferation of lawsuits in our industry and other similar industries by both NPEs and operating entities, we have been sued for patent infringement and expect that we may be sued by others at some point in the future, regardless of the merits of any such lawsuits. See Part I, Item 3 “Legal Proceedings” in this Annual Report on Form 10-K. We closely monitor all such claims and respond as appropriate. We may also be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. Under all of our sales contracts, we are obligated to indemnify our customers and channel partners against third-party infringement claims, and we may also be obligated to pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify services or refund fees, any of which could be costly. Even if we were to prevail in any such dispute, litigation regarding intellectual property is very costly and time-consuming and diverts the attention of our management and key personnel from our business operations.

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

Our success and ability to compete depend in part on our intellectual property. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. As of March 31, 2021, we had 31 patents issued and 21 patent applications pending in the United States. We also had one patent issued in the United Kingdom. We may not be able to obtain any further patents, and our pending applications may not result in the issuance of patents. We have issued patents and pending patent applications outside the United States, and we may have to expend significant resources to obtain additional patents as we expand our international operations due to the cost of monitoring and protecting our rights across multiple jurisdictions.

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

We may be subject to damages resulting from claims that our employees or contractors have wrongfully used or disclosed alleged trade secrets or confidential information of their former employers or other parties.

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

The use of open source software in our offerings may expose us to additional risks, including security risks, and harm our intellectual property.

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

The terms of many open source software licenses have not been interpreted by United States or foreign courts, and there is a risk that those licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to successfully commercialize our products and solutions. For example, certain open source software licenses may be interpreted to require that we offer our products or solutions that use the open source software for no cost; that we make available the source code for modifications or derivative works we create based upon, incorporating or using the open source software (or that we grant third parties the right to decompile, disassemble, reverse engineer, or otherwise derive such source code); that we license such modifications or derivative works under the terms of the particular open source license; or that otherwise impose limitations, restrictions or conditions on our ability to use, license, host, or distribute our products and solutions in a manner that limits our ability to successfully commercialize our products.

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

Additionally, the use of open source software can lead to greater risks than the use of third-party commercial software, as open source software does not come with warranties or other contractual protections regarding indemnification, infringement claims or the quality of the code. Open source software may also include malicious code or security vulnerabilities.

Financial Risks

Because we recognize revenue from subscriptions for our services over the term of the agreement, downturns or upturns in new business may not be immediately reflected in our operating results and may be difficult to discern.

We generally recognize subscription revenue from customers ratably on a straight-line basis over the terms of their subscription agreements, which are typically one year in duration. As a result, most of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscription agreements entered into during the previous fiscal year or quarter. Consequently, a decline in new or renewed subscriptions with yearly terms in any one quarter may have a small impact on our operating revenue results for that quarter. However, such decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services, resulting from the impact of the global COVID-19 pandemic, our recent security incident, or otherwise, and potential changes in our pricing and packaging policies or retention rate may not be fully reflected in our operating results until future periods. Shifts in the mix of annual versus monthly subscription billings may also make it difficult to assess our business. We may also be unable to reduce our cost structure in line with a significant deterioration in sales. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the life of the agreement with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers is recognized over the applicable subscription term.

We have incurred net losses in the past, and we may not be able to sustain profitability for the foreseeable future.

We have incurred net losses in each of our fiscal years since our inception in 2003 up through our fiscal year ended March 31, 2020, with the exception of our fiscal year ended March 31, 2015, in which we generated net income of $0.3 million. In our fiscal year ended March 31, 2021, we generated net income of $29.7 million. In our fiscal years ended March 31, 2020 and 2019, we incurred a net loss of $2.2 million and $7.0 million, respectively. As of March 31, 2021, we had an accumulated deficit of $53.9 million. We have been growing rapidly, and, as we do so, we incur significant sales and marketing, support, research and development and other related expenses. Our ability to sustain profitability will depend in significant part on our obtaining new customers, expanding our existing customer relationships and ensuring that our expenses, including our sales and marketing expenses and the cost of supporting new customers, does not exceed our revenue. We also expect to make significant expenditures and investments in research and development to expand and improve our services and technical infrastructure. In addition, as a public company, we expect to continue to incur significant legal, accounting and other expenses. These increased expenditures may make it harder for us to maintain profitability and we cannot predict when we will achieve sustained profitability, if at all. We also may incur net losses in the future for a number of other unforeseen reasons. Accordingly, we may not be able to maintain profitability, and we may incur losses in the foreseeable future.

Fluctuations in currency exchange rates could adversely affect our business.

The functional currency of our operating subsidiaries is generally the local currency of each entity and our reporting currency is the U.S. dollar. In our fiscal year ended March 31, 2021, 54% of our revenue was denominated in U.S. dollars, 26% in British pounds, 10% in South African rand and 9% in other currencies. Given that the functional currency of our subsidiaries is generally the local currency of each entity, but our reporting currency is the U.S. dollar, fluctuations in currency exchange rates between the U.S. dollar and each of the British pound, the South African rand and the Australian dollar could materially and adversely affect our business. There may be instances in which costs and revenue will not be matched with respect to currency denomination. We estimate that a 10% increase or decrease in the value of the British pound against the U.S. dollar would have decreased or increased our income from operations by approximately $1.9 million in our fiscal year ended March 31, 2021 and that a 10% increase or decrease in the value of the South African rand against the U.S. dollar would have increased or decreased our income from operations by approximately $3.1 million in our fiscal year ended March 31, 2021. To date, we have not entered into any currency hedging contracts. As a result, to the extent we continue our expansion on a global basis, we expect that increasing portions of our revenue, cost of revenue, assets and liabilities will be subject to fluctuations in currency valuations. We may experience economic loss and a negative impact on earnings or net assets solely as a result of currency exchange rate fluctuations.

The global COVID-19 pandemic has had and may continue to have an impact on currency exchange rate volatility, which could impact our results of operations and make our internal financial forecasting difficult. In addition, Brexit may continue to have a significant impact on currency exchange rates and the global and European economy generally. The outcome of the referendum and the resulting uncertainty regarding the status of the United Kingdom’s withdrawal from the European Union caused volatility in global stock markets and foreign currency exchange rate fluctuations, including the strengthening of the U.S. dollar against the British pound and the Euro, which may continue or worsen now that the withdrawal has occurred and the Brexit transition period ended on December 31, 2020. Finally, the South African economy faces a number of challenges, including slow economic growth and high unemployment. These challenges combined with the continuing impact of the global COVID-19 pandemic have made the South African rand highly volatile over the past year. As described above, significant fluctuations in currency exchange rates between the South African rand and the U.S. dollar will impact our results of operations.

The terms of our Credit Agreement require us to comply with certain financial covenants and impose restrictions on our business and operations, which creates default risks and reduces our flexibility.

In July 2018, we entered into a Credit Agreement, or, as amended, the Credit Agreement, by and among us, certain of our subsidiaries party thereto, as guarantors, certain financial institutions party thereto from time to time, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, or the Administrative Agent. The Credit Agreement provided us with a $100.0 million senior secured term loan, or the Term Loan, and a $50.0 million senior secured revolving credit facility, or the Revolving Facility, and together with the Term Loan, the Credit Facility. The Credit Agreement requires compliance with significant financial and non-financial covenants, including affirmative covenants relating to the provision of annual and quarterly financial statements and compliance certificates, maintenance of property, insurance, compliance with laws and environmental matters and negative covenants, including, among others, restrictions on the incurrence of certain indebtedness, granting of liens, making investments and acquisitions, mergers and consolidations, paying dividends, entering into affiliate transactions and asset sales. The Credit Agreement also provides for a number of events of default, including, among others, payment, bankruptcy, covenant, representation and warranty, default under material indebtedness (other than the Credit Agreement), change of control and judgment defaults.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, and the related rules adopted by the SEC, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.

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

Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to assert that our internal control over financial reporting is effective or our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls when it is required to issue such opinion, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our ordinary shares could decline, and we could be subject to sanctions or investigations by the Nasdaq Global Select Market, the SEC or other regulatory authorities.

Tax Risks

We are a multinational organization faced with increasingly complex tax issues in many jurisdictions, and we could be obligated to pay additional taxes in various jurisdictions.

As a multinational organization, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and results of operations. In addition, the authorities in these jurisdictions could review or audit our tax returns and general tax compliance and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries. Furthermore, one or more jurisdictions in which we do not believe we are currently subject to tax payment, withholding, or filing requirements, could assert that we are subject to such requirements. Any of these claims or assertions could have a material impact on us and the results of our operations, including our cash flow. In addition, as a result of efforts by governments to address the continuing global COVID-19 pandemic, among other considerations, we believe that there will be legislation to increase corporate tax rates in many of the jurisdiction in which we conduct business, including in the United Kingdom and in the United States. Such legislation, if enacted, could negatively impact our financial results.

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

As of March 31, 2021, we had net operating loss carryforwards in the U.K., U.S. federal and state, Australia, Germany, Israel, and Canada. U.S. federal net operating losses generated through the fiscal year ending March 31, 2018 expire at various dates through 2038 while U.S. federal net operating losses generated after March 31, 2018 do not expire. Substantially all U.S. state net operating loss carryforwards expire at various dates through 2041. Net operating losses in Canada expire in 2041. Net operating loss carryforwards in the U.K., Australia, Germany and Israel do not expire. As of March 31, 2021, we had U.K. income tax credit carryforwards that do not expire. As of March 31, 2021, we had Israel income tax credit carryforwards that expire at various dates from 2024 through 2026.

Each jurisdiction in which we operate may have its own limitations on our ability to utilize net operating loss or tax credit carryforwards generated in that jurisdiction that may increase our U.K. and/or foreign income tax liability.

Under Section 382 of the U.S. Internal Revenue Code of 1986, if a corporation undergoes an ownership change, the corporation’s ability to use its pre-change net operating loss carryforwards to offset its post-change income and taxes may be limited. In general, an ownership change occurs if there is a 50 percent cumulative change in ownership of the company over a rolling three-year period. Similar rules may apply under U.S. state tax laws. We believe that we have experienced an ownership change in the past and may experience ownership changes in the future resulting from future transactions in our share capital, some of which may be outside our control. Based on the most recent analysis, we do not anticipate a material limitation on the utilization of our tax attributes. However, our ability to utilize net operating loss carryforwards or other tax attributes to offset U.S. federal and state taxable income in the future may be subject to future limitations.

U.S. holders of our ordinary shares could be subject to material adverse tax consequences if we are considered a Passive Foreign Investment Company, or PFIC, for U.S. federal income tax purposes.

We do not believe that we were a PFIC for U.S. federal income tax purposes during the tax year ending March 31, 2021 and do not expect to be a PFIC for U.S. federal income tax purposes in the current tax year. We also do not expect to become a PFIC in the foreseeable future, but the possible status as a PFIC must be determined annually and therefore may be subject to change. If we are at any time treated as a PFIC, such treatment could result in a reduction in the after-tax return to U.S. holders of our ordinary shares and may cause a reduction in the value of such shares. Furthermore, if we are at any time treated as a PFIC, U.S. holders of our ordinary shares could be subject to greater U.S. income tax liability than might otherwise apply, imposition of U.S. income tax in advance of when tax would otherwise apply and detailed tax filing requirements that would not otherwise apply. For U.S. federal income tax purposes, “U.S. holders” include individuals and various entities. A corporation is classified as a PFIC for any taxable year in which (i) at least 75% of its gross income is passive income or (ii) at least 50% of the average quarterly value of all its total gross assets is attributable to assets that produce or are held for the production of passive income. For this purpose, passive income includes certain dividends, interest, royalties and rents that are not derived in the active conduct of a trade or business. The PFIC rules are complex and a U.S. holder of our ordinary shares is urged to consult its own tax advisors regarding the possible application of the PFIC rules to it in its particular circumstances.

Risks Related to Owning Our Ordinary Shares and Our Organization in Jersey, Channel Islands

Our share price has been and may continue to be volatile.

The market price of our ordinary shares may decline. In addition, the market price of our ordinary shares could be highly volatile and may fluctuate substantially as a result of many factors, many of which we cannot control, including:

•	the ongoing global impact of the continuing COVID-19 pandemic and the impact on our business;
•	actual or anticipated fluctuations in our results of operations;
•	variance in our financial performance from the expectations of market analysts;
•	announcements by us or our competitors of significant business developments, changes in service provider relationships, acquisitions or expansion plans;
•	changes in the prices of our services or those of our competitors;
•	our involvement in litigation, including patent litigation;
•	security breaches, including our recent security incident, and regulatory investigations resulting from such breaches;
•	our sale of ordinary shares or other securities in the future;
•	market conditions in our industry;

•	changes in key personnel;
•	the trading volume of our ordinary shares;
•	changes in the estimation of the future size and growth rate of our markets; and
•	general economic and market conditions, both in the United States and internationally.

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

We do not anticipate that we will declare or pay any dividends in the foreseeable future, and our ability to do so may be constrained by restrictions in our Credit Agreement or future debt arrangements, if any, and by Jersey law. Consequently, investors will only realize an economic gain on their investment in our ordinary shares if the price appreciates. Investors should not purchase our ordinary shares expecting to receive cash dividends. Since we do not pay dividends, and if we are not successful in sustaining an orderly trading market for our shares, then investors may not have any manner to liquidate or receive any payment on their investment. Therefore, our failure to pay dividends may cause investors to not see any return on their investment even if we are successful in our business operations.

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

We maintain additional leased office facilities in Johannesburg and Cape Town, South Africa, Melbourne and Sydney, Australia, Munich, Germany, Amsterdam, the Netherlands, Torun, Poland, Dubai, UAE, Tel Aviv, Israel, as well as in Chicago, Dallas and San Francisco in the United States.

We believe that the total space available to us in the facilities under our current leases, or obtainable by us on commercially reasonable terms, will meet our needs for the foreseeable future.

Data Centers

We utilize two data centers in each of the United Kingdom, South Africa, Australia, Jersey, Channel Islands, Canada and Germany, and five data centers in the United States. Our data center leases expire between fiscal years 2022 and 2026. We have excess capacity built into our primary data center leases to accommodate infrastructure growth within the lease periods should we need to add more space or power to our existing footprint.

For more information about our lease and data center commitments, see also Note 9, Leases, of the notes to our consolidated financial statements, included elsewhere in this Annual Report on Form 10-K.

Item 3. Legal Proceedings.

For information on legal proceedings, see Note 14, Commitments and Contingencies - Litigation, of the notes to our consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, which information is incorporated herein by reference.

From time to time and in the ordinary course of business, we are subject to various claims, charges and litigation. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, which could materially affect our financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our ordinary shares are listed on The Nasdaq Global Select Market under the symbol “MIME.”

Shareholders

As of March 31, 2021, there were 51 holders of record of our ordinary shares, including Cede & Co., a nominee for The Depository Trust Company, or DTC, which holds our ordinary shares on behalf of an indeterminate number of beneficial owners. All of the ordinary shares held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are considered to be held of record by Cede & Co. as one shareholder. Because most of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

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

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Stock Performance Graph

The graph below compares the cumulative total return to shareholders on our ordinary shares for the five-year period from March 31, 2016 through March 31, 2021, against the cumulative total return of the Russell 2000® Index and the Nasdaq Computer Index. The comparison assumes $100 was invested on March 31, 2016 in our ordinary shares and each of the indices and the reinvestment of dividends, if any.

The performance shown on the graph below is based on historical results and is not indicative of, nor intended to forecast, future performance of our ordinary shares.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

$600
$500
$400
$300
$200
$100
$0
3/16
3/17
3/18
3/19
3/20
3/21
Mimecast Limited
Russell 2000 Index
NASDAQ Computer Index

Copyright© 2021 Russell Investment Group. All rights reserved.

	3/31/2016	3/31/2017	3/31/2018	3/31/2019	3/31/2020	3/31/2021
Mimecast Limited	$100.00	$230.11	$364.13	$486.64	$362.80	$413.26
Russell 2000 Index	$100.00	$126.22	$141.10	$143.99	$109.45	$213.26
NASDAQ Computer Index	$100.00	$127.40	$163.17	$183.16	$207.57	$370.12

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

Item 6. Selected Financial Data

We have elected to omit Selected Financial Data pursuant to guidance included in Securities and Exchange Commission Release No. 33-10890 (November 20, 2020).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with our audited consolidated financial statements and related notes and other financial information included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, this discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of numerous factors, including, but not limited to, the risks discussed in Item 1A, “Risk Factors.” Our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K are prepared in accordance with accounting principles generally accepted in the United States.

Overview

We are a leading global provider of next generation cloud security and risk management services for email and corporate information. Our integrated suite of proprietary cloud services protects customers of all sizes from the significant business and data security risks they are exposed to through their email and other corporate systems. Our Email Security 3.0 and Cyber Resilience Extension offerings are designed to protect customers from today’s rapidly changing security environment.

We developed our proprietary cloud architecture to offer customers a comprehensive cyber resilience strategy. Our Email Security 3.0 strategy addresses threats in three distinct zones: at the email perimeter (Zone 1); inside the network and the organization (Zone 2); and beyond the perimeter (Zone 3). Additionally, our Cyber Resilience Extensions expand resilience to other critical elements of an organization’s digital infrastructure. Our primary offerings include: email security; email continuity and sync & recover; email archiving; awareness training; web security; DMARC analyzer; brand exploit protection; and threat intelligence and our API ecosystem.

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

We market and sell our services to organizations of all sizes across a broad range of industries. As of March 31, 2021, we provided our services to approximately 39,900 customers and protected millions of their employees across the world. We generate sales through our network of channel partners as well as through our direct sales force. Our growth and future success depend on our ability to expand our customer base, sell additional services to our existing customers, and retain our customers.

In the fiscal year ended March 31, 2021, we generated 49% of our revenue outside of the United States, with 29% generated from the United Kingdom, 10% from South Africa and 10% from the rest of the world. In the fiscal year ended March 31, 2020, we generated 49% of our revenue outside of the United States, with 29% generated from the United Kingdom, 12% from South Africa and 8% from the rest of the world. In the fiscal year ended March 31, 2019, we generated 50% of our revenue outside of the United States, with 31% generated from the United Kingdom, 14% from South Africa and 5% from the rest of the world. Our most significant growth market is the United States. We also believe that there is a large opportunity in our other existing markets. We intend to make significant investments in sales and marketing to continue expanding our customer base in our target markets.

We were founded in 2003 in the United Kingdom with a mission to make email safer and better, and to transform the way organizations protect, store and access their email and corporate information. Our Mimecast Email Security 3.0 offerings include Mimecast Email Security, Mimecast Targeted Threat Protection, Awareness Training, Internal Email Protect, DMARC Analyzer, and Brand Exploit Protect. Our DMARC Analyzer and Brand Exploit Protect offerings were launched in fiscal 2020. Our Cyber Resilience Extensions include Mimecast Enterprise Information Archiving, Mimecast Email Continuity, including Sync & Recover, Mimecast Web Security that provides a Domain Name System, or DNS, solution alongside our core email offerings, Mimecast Secure Messaging, Mimecast Privacy Pack, and Mimecast Large File Send. In July 2020, we acquired eTorch Inc., or MessageControl, a messaging security provider with solutions designed to help stop social engineering and human identity attacks with the use of machine learning technology.

Recent Developments

Global Covid-19 Pandemic. The global COVID-19 pandemic continues to evolve, and to date has led to the implementation of various responses, including global government-imposed quarantines, stay-at-home orders, travel restrictions, mandated business closures and other public health safety measures. These efforts have caused significant societal and economic disruption worldwide, including in all of the regions in which we operate our business and sell our products and services. COVID-19 infection rates declined somewhat during the late spring and summer of 2020 but increased dramatically in the fall and early winter of 2020 in many locations, which caused governments to reinstate, or consider reinstating, some restrictions. More recently, as a result of the widespread distribution of vaccines and continued containment efforts, infection rates appear to have stabilized or trended downward in many of the countries in which we operate.

We remain committed to supporting our employees, customers and partners, and their communities during the pandemic. As a result of the COVID-19 pandemic we took a number of actions, which included: (i) instituting a closure of all of our global offices, including our global headquarters in London, United Kingdom and our offices in the United States, and shifting to a remote working environment for all of our employees; (ii) implementing a travel ban, (iii) cancelling or shifting to virtual-only customer, industry and employee events; and (iv) establishing an employee support fund to offset the impact of the pandemic on our more vulnerable employees. The expected duration of these actions is uncertain. More recently, we have opened some of our smaller global offices on a significantly limited basis and in accordance with government requirements and plan to do the same at our two primary offices located in London, United Kingdom and Lexington, Massachusetts in the summer of 2021. We expect, however, that the transition back to normal operations will in any event take significant time, perhaps several months.

We believe that the global COVID-19 pandemic and the resulting societal and economic disruption has negatively impacted and will continue to negatively impact our business and results of operations in a number of ways. Demand for our products and services has been and may continue to be negatively impacted by a decline in the rate of IT spending and a delay in purchasing decisions as IT and security staff focus on addressing the disruption to their businesses, which may impact sales to prospects and existing customers and increase customer attrition. Additionally, the global COVID-19 pandemic and the governmental and economic responses have impacted some industries, such as travel, hospitality and retail, more significantly than others. Our global sales and marketing operations have been disrupted as we have moved to a remote working environment and canceled many customer and industry events. Some customers have requested extended payment terms, have reduced the number of seats that they purchase, or have not increased the number of seats as they historically have, and we expect that these trends will continue, or potentially accelerate if the economy worsens. The economic disruption may also negatively impact the collectability of our accounts receivables as customers experience extreme distress. We have been closely monitoring the impact of the global COVID-19 pandemic on all aspects of our business, including how it will impact our operations, and we may take further precautionary and preemptive actions as may be required by the evolving circumstances. At the current time, the extent to which the global COVID-19 pandemic may affect our business, results of operations and financial condition is uncertain. See Item 1A, “Risk Factors - The global COVID-19 pandemic, including the related containment efforts, has had, and will likely continue to have, certain negative impacts on our business and operations, and we are unable to predict with certainty the extent to which it may continue to adversely affect our business, results of operations and financial condition.”

Security Incident. In January 2021, we became aware of a security incident later determined to be conducted by the same sophisticated threat actor responsible for the SolarWinds supply chain attack. We immediately launched an internal forensic investigation. Our investigation was supported by leading third-party forensics and cyber incident response experts at Mandiant, a division of FireEye, Inc., and in coordination with law enforcement to aid their investigation into this threat actor. During our investigation, we learned that the threat actor used the SolarWinds supply-chain compromise to gain access to part of our production grid environment. Using this entry point, the threat actor accessed certain Mimecast-issued certificates and related customer server connection information. The threat actor also accessed a subset of email addresses and other contact information, as well as encrypted and/or hashed and salted credentials. In addition, the threat actor accessed and downloaded a limited number of our source code repositories, but we found no evidence of any modifications to our source code nor do we believe there was any impact on our products. As the investigation progressed, we issued a series of advisories to affected customers, including recommended precautionary steps to mitigate risk and, in some cases, to address regulatory requirements. Our forensic investigation was completed in March 2021 and we have eliminated the threat actor’s access to our environment. We have taken a number of actions to prevent future access to our environment and we will continue to monitor for threats and take precautionary steps as needed.

We are subject to risk and significant uncertainties as a result of this security incident, including those described in the section entitled “Risk Factors” above. While our investigation is complete, there can be no assurance as to what the overall impact of these events will be. These types of events often have cascading impacts that unfold over time and may result in a loss of revenue, a diminution of our business prospects and incremental costs, including costs associated with litigation or investigations by regulatory authorities, any of which may adversely impact our financial results.

We have incurred and expect to incur significant costs related to the security incident. For the period ended March 31, 2021, we recorded $0.8 million of pre-tax expenses related to the security incident, net of anticipated insurance recoveries. Expenses include costs of the forensic investigation, remediation costs, and legal and other professional services. It is also expected that we will continue to incur costs related to our response, remediation, and investigatory efforts relating to this security incident. While we have cyber insurance coverage, the amount of such insurance may be insufficient to compensate us for any expenses or losses that may result from the security incident or the insurance carrier may refuse to reimburse us for certain costs under the terms of the policy. The full scope of the costs and related impacts of the security incident, including the availability of insurance to offset some of these costs, cannot be estimated at this time.

Restructuring. On January 28, 2021, our Board of Directors approved a restructuring plan designed to align our resources with our strategy. The restructuring plan, which included a reduction of our workforce by approximately 4%, permitted us to increase investment in strategic growth areas. During the year ended March 31, 2021, we recognized total pre-tax restructuring charges of $3.3 million, consisting of $3.7 million of severance and other one-time termination benefits, and other restructuring related costs, partially offset by $0.4 million of other adjustments. These charges were primarily cash-based and were recognized in the fourth quarter of fiscal 2021. The actions associated with the restructuring plan are expected to be completed by the end of the first quarter of fiscal 2022 and we do not expect any material costs to be incurred in fiscal 2022.

Key Factors Affecting Our Performance

We believe that the growth of our business and our future success are dependent upon a number of key factors, including the following:

Acquisition of new customers. We employ a sales strategy that focuses on acquiring new customers, through our direct sales force and network of channel partners, and selling additional products to existing customers. Acquiring new customers, particularly large, enterprise customers, is a key element of our continued success, growth opportunity and future revenue. We have invested in and intend to continue to invest in our direct sales force and channel partners. During the year ended March 31, 2021, our customer base increased by approximately 1,900 organizations.

Selling of additional services to existing customers. Our direct sales force, together with our channel partners and dedicated customer experience team, seek to generate additional revenue from our existing customers by adding more of their employees to our services and selling additional services. We continue to believe a significant opportunity exists for us to sell additional services to current customers as they experience the benefits of our services and we address additional business use cases.

Investment in growth. We have invested in and intend to continue to invest in the expansion of our operations, headcount and software development to both enhance our current offerings and build new features and products. We expect our total operating expenses to increase, particularly as we continue to expand our sales operations, marketing activities and research and development team. We intend to continue to invest in our sales, marketing and customer experience organizations to drive additional revenue and support the growth of our customer base. Investments we make in our sales and marketing and research and development organizations will occur in advance of experiencing the full benefit from such investments. For the year ending March 31, 2022, we plan to continue increasing the size of our sales force, investing in the development of additional marketing content and increasing the size of our research and development team.

Currency fluctuations. We conduct business in the United States and in other countries in North America, the United Kingdom and in other countries in Europe, South Africa and in other countries in Africa, Australia and the UAE. As a result, we are exposed to risks associated with fluctuations in currency exchange rates, particularly between the U.S. dollar, the British pound and the South African rand. In the year ended March 31, 2021, 54% of our revenue was denominated in U.S. dollars, 26% in British pounds, 10% in South African rand and 9% in other currencies. Given that the functional currency of our subsidiaries is generally the local currency of each entity, but our reporting currency is the U.S. dollar, devaluations of the British pound, South African rand and other currencies relative to the U.S. dollar impacts our profitability.

We believe that the global COVID-19 pandemic could impact some or all of these key factors. See Item 1A, “Risk Factors - The global COVID-19 pandemic, including the related containment efforts, has had, and will likely continue to have, certain negative impacts on our business and operations, and we are unable to predict with certainty the extent to which it may continue to adversely affect our business, results of operations and financial condition.”

Key Performance Indicators

In addition to traditional financial metrics, such as revenue and revenue growth trends, we monitor several other key performance indicators to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. The key performance indicators that we monitor are as follows:

	Year Ended March 31,
	2021	2020	2019
	(dollars in thousands)
Revenue constant currency growth rate (1)	17%	28%	32%
Gross profit percentage	76%	74%	73%
Free cash flow (1)	$88,437	$37,304	$37,440
Adjusted EBITDA (1)	$127,187	$78,088	$54,008

	As of March 31,
	2021	2020	2019
	(dollars in thousands)
Revenue retention rate	104%	107%	111%
Total customers (2)	39,900	38,100	34,400

(1)

Adjusted EBITDA, free cash flow, and revenue constant currency growth rates are non-GAAP financial measures. For a reconciliation of Adjusted EBITDA, free cash flow and revenue constant currency growth rates to the nearest comparable GAAP measures, see “Reconciliations of Non-GAAP Financial Measures” below.

(2)

Reflects the customer count on the last day of the period rounded to the nearest hundred customers. We define a customer as an entity with an active subscription contract as of the measurement date. A customer is typically a parent company or, in a few cases, a significant subsidiary that works with us directly. In determining the number of customers, we do not include customers we acquired as a result of our acquisition of DMARC Analyzer B.V., or DMARC Analyzer, which transact with us on a credit card basis.

Revenue constant currency growth rate. We believe revenue constant currency growth rate is a key indicator of our performance as it measures how we are executing on our strategy exclusive of currency fluctuations, which are beyond our control. We calculate revenue constant currency growth rate by translating revenue from entities reporting in foreign currencies into U.S. dollars using the comparable foreign currency exchange rates from the prior fiscal period. For further explanation of the uses and limitations of this non-GAAP measure and a reconciliation of our revenue constant currency growth rate to revenue, as reported, the most directly comparable GAAP measure, “Reconciliations of Non-GAAP Financial Measures” below. We expect our constant currency growth rate will decline in the fiscal year ended March 31, 2022 as compared to the prior fiscal year.

Gross profit percentage. We believe gross profit percentage is a key indicator of our efficiency in offering our services to our customers. Gross profit percentage is calculated as gross profit divided by revenue. Our gross profit percentage has seen growth over the past three years and we expect it to remain relatively consistent for the year ending March 31, 2022; however, it has fluctuated and will continue to fluctuate on a quarterly basis due to timing of the addition of hardware and employees to serve our growing customer base. Gross profit also includes amortization of intangible assets related to acquired businesses. We provide our services in each of the regions in which we operate. Costs related to supporting and hosting our product offerings and delivering our services are incurred in the region in which the related revenue is recognized. As a result, our gross profit percentage in actual terms is consistent with gross profit on a constant currency basis.

Free cash flow. We believe free cash flow is a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after the acquisition of property, equipment and capitalized software, can be used for strategic opportunities, including investing in our business, and strengthening the balance sheet. Analysis of free cash flow facilitates management’s comparisons of our operating results to competitors’ operating results. We define free cash flow as net cash provided by operating activities minus purchases of property, equipment and capitalized software. For further explanation of the uses and limitations of this non-GAAP measure and a reconciliation of our free cash flow to the most directly comparable GAAP measure, net cash provided by operating activities, see “Reconciliations of Non-GAAP Financial Measures” below.

Adjusted EBITDA. We believe that Adjusted EBITDA is a key indicator of our operating results. We define Adjusted EBITDA as net income (loss), adjusted to exclude: depreciation, amortization, disposals and impairment of long-lived assets, acquisition-related gains and expenses, litigation-related expenses, share-based compensation expense, restructuring expense, interest income and interest expense, the benefit from (provision for) income taxes and foreign exchange income (expense). Prior to the adoption of ASU No. 2016-02, Leases (Topic 842), or ASC 842, on April 1, 2019, Adjusted EBITDA also included rent paid in the period related to locations which had been accounted for as build-to-suit facilities. For further explanation of the uses and limitations of this non-GAAP measure and a reconciliation of our Adjusted EBITDA to the most directly comparable GAAP measure, net income (loss), see

“Reconciliations of Non-GAAP Financial Measures” below. We expect that our Adjusted EBITDA will continue to increase compared to the prior fiscal year; however, we expect that our operating expenses will also increase in absolute dollars as we focus on expanding our sales and marketing teams and growing our research and development capabilities.

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

Reconciliations of Non-GAAP Financial Measures

Revenue constant currency growth rate

In order to determine how our business performed exclusive of the effect of foreign currency fluctuations, we compare the percentage change in our revenue from one period to another using a constant currency. To determine the revenue constant currency growth rate for each period, revenue from entities reporting in foreign currencies was translated into U.S. dollars using the comparable prior period’s foreign currency exchange rates. For example, the average rates in effect for the fiscal year ended March 31, 2020 were used to convert revenue for the year ended March 31, 2021 and the revenue for the comparable prior period ended March 31, 2020, rather than the actual exchange rates in effect during the respective period. Revenue constant currency growth rate is a non-GAAP financial measure. A reconciliation of this non-GAAP measure to its most directly comparable GAAP measure for the respective periods can be found in the table below.

	Year Ended March 31,
	2021	2020	2019
	(dollars in thousands)
Reconciliation of Revenue Constant Currency Growth Rate:
Revenue, as reported	$501,399	$426,963	$340,377
Revenue year-over-year growth rate, as reported	17%	25%	30%
Estimated impact of foreign currency fluctuations	—%	3%	2%
Revenue constant currency growth rate	17%	28%	32%

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

Free cash flow

Free cash flow is a non-GAAP financial measure that we define as net cash provided by operating activities minus purchases of property, equipment and capitalized software. We believe free cash flow provides investors and other users of our financial information useful information about the amount of cash generated by the business that, after the acquisition of property, equipment and capitalized software, can be used for strategic opportunities, including investing in our business, and strengthening the balance sheet. Analysis of free cash flow facilitates management’s comparisons of our operating results to competitors’ operating results. A limitation of using free cash flow versus the GAAP measure of net cash provided by operating activities as a means for evaluating our company is that free cash flow does not represent the total increase or decrease in the cash balance from operations for the period because it excludes cash used for capital expenditures during the period. Management compensates for this limitation by providing information about our capital expenditures on the face of the cash flow statement and in the “Liquidity and Capital Resources” section below.

We do not place undue reliance on free cash flow as a measure of operating performance. This non-GAAP measure should not be considered as a substitute for other measures of financial performance reported in accordance with GAAP. There are limitations to using a non-GAAP financial measure, including that other companies may calculate this measure differently than we do, limiting the usefulness of those measures for comparative purposes.

The following table presents a reconciliation of net cash provided by operating activities to free cash flow:

	Year Ended March 31,
	2021	2020	2019
	(in thousands)
Reconciliation of Free Cash Flow:
Net cash provided by operating activities	$127,034	$90,538	$66,235
Purchases of property, equipment and capitalized software	(38,597)	(53,234)	(28,795)
Free cash flow	$88,437	$37,304	$37,440

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss), adjusted to exclude: depreciation, amortization, disposals and impairment of long-lived assets, acquisition-related gains and expenses, litigation-related expenses, share-based compensation expense, restructuring expense, interest income and interest expense, the benefit from (provision for) income taxes and foreign exchange income (expense). Prior to the adoption of ASC 842 on April 1, 2019, Adjusted EBITDA also included rent paid in the period related to locations which had been accounted for as build-to-suit facilities.

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA:

	Year Ended March 31,
	2021	2020	2019
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$29,745	$(2,200)	$(7,001)
Depreciation, amortization and disposals of long-lived assets	38,112	32,278	29,960
Rent expense related to build-to-suit facilities	—	—	(4,482)
Interest expense (income), net	2,044	1,061	3,425
Provision for income taxes	1,696	2,359	2,001
Share-based compensation expense	53,648	39,544	25,954
Restructuring	3,264	—	(170)
Foreign exchange (income) expense	(1,989)	1,577	1,647
Acquisition-related expenses (1)	667	769	2,012
Litigation-related expenses (2)	—	2,700	1,000
Gain on previously held asset (3)	—	—	(338)
Adjusted EBITDA	$127,187	$78,088	$54,008

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

(3)

Gain on previously held asset relates to our acquisition of Solebit LABS Ltd. See Note 6 of the notes to our consolidated financial statements, included elsewhere in this Annual Report on Form 10-K for further information.

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

We serve approximately 39,900 customers in multiple industries, and our revenue is not concentrated with any single customer or industry. For each of the years ended March 31, 2021, 2020 and 2019, no single customer accounted for more than 1% of our revenue, and our largest ten customers accounted for less than 10% of our revenue in aggregate.

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

We expect our cost of revenue to increase in absolute dollars due to expenditures related to the purchase of hardware, expansion and support of our data center operations and customer support teams. We also expect that cost of revenue as a percentage of revenue will remain relatively consistent for the year ending March 31, 2022 and will decrease over time as we are able to achieve economies of scale in our business, although it may fluctuate from period to period depending on the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our products and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue in any particular quarterly or annual period.

Research and development expenses

Research and development expenses consist primarily of personnel and related costs, including salaries, benefits, bonuses, share-based compensation expense, costs of server usage by our developers and allocated overhead costs. We expense all research and development costs as they are incurred. We have focused our efforts on developing new versions of our SaaS technology with expanded features. Our technology is constantly being refined and, as such, we do not capitalize development costs. We believe that continued investment in our technology is important for our future growth. As a result, we expect research and development expenses to increase in absolute dollars as we make further investments in developing our Mime | OS™ platform, improving our existing services and creating new features and products. Research and development expenses as a percentage of total revenue may fluctuate on a quarterly basis but we expect it to remain relatively consistent in the coming fiscal year as a result of the expected investments noted above. The full scope of the costs and related impacts of our recent security incident, including the availability of insurance to offset some of these costs, cannot be estimated at this time.

Sales and marketing expenses

Sales and marketing expenses consist primarily of personnel and related costs, including salaries, benefits, bonuses, commissions and share-based compensation expense. In addition to these expenses, we incur costs related to marketing and promotional events, online marketing, product marketing and allocated overhead costs. We expense all costs as they are incurred, excluding sales commissions identified as incremental costs to obtain a contract, which are capitalized and amortized over the life of our customers, which we estimate to be six years. Sales and marketing expenses increased in fiscal 2021 as we continued to expand our sales and marketing efforts globally, particularly in the United States. We expect that our sales and marketing expenses will continue to increase in absolute dollars in the year ending March 31, 2022, but remain relatively consistent as a percentage of revenue as compared to fiscal 2021. New sales personnel require training and may take several months or more to achieve productivity; as such, the costs we incur in connection with the hiring of new sales personnel in a given period are not typically offset by increased revenue in that period and may not result in new revenue if these sales personnel fail to become productive. We expect to increase our investment in sales and marketing as we add new services, and as we continue to focus on sales to large, enterprise prospects, which will increase these expenses in absolute dollars. Over the longer term, we believe that sales and marketing expenses as a percentage of revenue will vary depending upon the mix of revenue from new and existing customers, as well as changes in the productivity of our sales and marketing programs. The full scope of the costs and related impacts of our recent security incident, including the availability of insurance to offset some of these costs, cannot be estimated at this time.

General and administrative expenses

General and administrative expenses consist primarily of personnel and related expenses for executive, legal, finance, information technology and human resources functions, including salaries, benefits, incentive compensation and share-based compensation expense, in addition to the costs associated with professional fees, litigation-related expenses, insurance premiums, other corporate expenses and allocated overhead costs. We expect general and administrative expenses to increase in absolute dollars as we continue to incur additional personnel and professional services costs in order to support business growth, costs associated with acquisitions, legal fees and litigation-related expenses, funding transactions, and others. Over the longer term, we believe that general and administrative expenses as a percentage of revenue will decrease. The full scope of the costs and related impacts of our recent security incident, including the availability of insurance to offset some of these costs, cannot be estimated at this time.

Restructuring

On January 28, 2021, our Board of Directors approved a restructuring plan designed to align our resources with our strategy. The restructuring plan, which included a reduction of our workforce by approximately 4%, permitted us to increase investment in strategic growth areas. During the year ended March 31, 2021, we recognized total pre-tax restructuring charges of $3.3 million, consisting of $3.7 million of severance and other one-time termination benefits, and other restructuring related costs, partially offset by $0.4 million of other adjustments. These charges were primarily cash-based and were recognized in the fourth quarter of fiscal 2021 in “Restructuring” in the consolidated statements of operations. The actions associated with the restructuring plan are expected to be completed by the end of the first quarter of fiscal 2022 and we do not expect any material costs to be incurred in fiscal 2022.

Other income (expense)

Other income (expense) is comprised of the following items:

Interest income

Interest income includes interest income earned on our cash, cash equivalents and investments balances. We expect interest income to vary each reporting period depending on our average cash, cash equivalents and investments balances during the period and market interest rates.

Interest expense

Interest expense consists primarily of interest expense associated with our long-term debt and our finance leases. In fiscal 2019, interest expense also included amounts related to our finance lease obligation in connection with the construction of our Lexington, MA – U.S. headquarters. In April 2019, we derecognized the U.S. build-to-suit facility upon adoption of ASC 842. We expect interest expense in fiscal 2022 associated with our long-term debt to decrease compared to fiscal 2021 primarily due to lower principal balances associated with our long-term debt and the current interest rate environment.

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

Our provision for income taxes for the fiscal year ended March 31, 2021 was primarily attributable to the tax provision recorded on the earnings of our profitable entities, partially offset by the tax benefit for the release of a portion of our pre-existing U.S. valuation allowance as a result of the MessageControl acquisition.

Our provision for income taxes for the fiscal year ended March 31, 2020 was primarily attributable to the tax provision recorded on the earnings of our South African entity. This was partially offset by the tax benefit attributable to the operating loss of our Israeli entities.

Our provision for income taxes for the fiscal year ended March 31, 2019 primarily relates to the tax provision recorded on the earnings of our South African entity. This was partially offset by the tax benefit attributable to the operating loss on our Israeli entity, and the tax benefit for the release of a portion of our pre-existing U.S. and U.K. valuation allowances as a result of the acquisitions of Ataata Inc. and Simply Migrate Ltd.

Operating Results

The following table sets forth selected consolidated statements of operations data for each of the periods indicated:

	Year Ended March 31,
	2021	2020	2019
	(in thousands)
Revenue	$501,399	$426,963	$340,377
Cost of revenue	121,709	109,382	90,874
Gross profit	379,690	317,581	249,503
Operating expenses
Research and development	97,498	80,790	57,939
Sales and marketing	179,315	169,179	139,194
General and administrative	68,354	65,314	53,759
Restructuring	3,264	—	(170)
Total operating expenses	348,431	315,283	250,722
Income (loss) from operations	31,259	2,298	(1,219)
Other income (expense)
Interest income	760	3,446	2,515
Interest expense	(2,804)	(4,507)	(5,940)
Foreign exchange income (expense) and other, net	2,226	(1,078)	(356)
Total other income (expense), net	182	(2,139)	(3,781)
Income (loss) before income taxes	31,441	159	(5,000)
Provision for income taxes	1,696	2,359	2,001
Net income (loss)	$29,745	$(2,200)	$(7,001)

The following table sets forth our consolidated statements of operations data as a percentage of revenue for each of the periods indicated:

	Year Ended March 31,
	2021	2020	2019
Revenue	100%	100%	100%
Cost of revenue	24%	26%	27%
Gross profit	76%	74%	73%
Operating expenses
Research and development	19%	19%	17%
Sales and marketing	36%	40%	41%
General and administrative	14%	15%	16%
Restructuring	1%	—%	—%
Total operating expenses	69%	74%	74%
Income (loss) from operations	6%	1%	—%
Other income (expense)
Interest income	—%	1%	1%
Interest expense	(1)%	(1)%	(2)%
Foreign exchange income (expense) and other, net	—%	—%	—%
Total other income (expense), net	—%	(1)%	(1)%
Income (loss) before income taxes	6%	(—)%	(1)%
Provision for income taxes	—%	1%	1%
Net income (loss)	6%	(1)%	(2)%

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

	Year ended March 31,
	2021	2020	2019
	(in millions)
Revenue	$23.1	$19.7	$16.5
Cost of Revenue	7.2	6.2	5.0
Research and development	6.6	5.6	4.0
Sales and marketing	7.5	7.2	5.4
General and administrative	2.0	1.9	1.5

Comparison of Years Ended March 31, 2021 and 2020

Revenue

	Year ended March 31,		Period-to-period change
	2021	2020	Amount	% Change
	(dollars in thousands)
Revenue	$501,399	$426,963	$74,436	17%

Revenue increased $74.4 million in the year ended March 31, 2021 compared to the year ended March 31, 2020. The increase in revenue was primarily attributable to increases in new customers, including the 1,900 new customers added since March 31, 2020, a full year of revenue related to new customers added during fiscal 2020 and additional revenue from customers that existed as of March 31, 2020. Revenue for the year ended March 31, 2021 compared to the year ended March 31, 2020 was positively impacted by approximately $0.7 million primarily as a result of the weakening of the U.S. dollar relative to the British pound and to a lesser extent the Australian dollar, partially offset by the strengthening of the U.S. dollar relative to the South African rand.

Cost of revenue

	Year ended March 31,		Period-to-period change
	2021	2020	Amount	% Change
	(dollars in thousands)
Cost of revenue	$121,709	$109,382	$12,327	11%

Cost of revenue increased $12.3 million in the year ended March 31, 2021 compared to the year ended March 31, 2020, which was primarily attributable to increases in data center costs of $4.9 million, personnel-related costs of $3.4 million, depreciation expense of $2.7 million, amortization of acquisition-related intangible assets of $1.3 million, and share-based compensation expense of $1.1 million, partially offset by decreases in travel and other costs of $1.1 million. Cost of revenue for the year ended March 31, 2021 compared to the year ended March 31, 2020 was negatively impacted by approximately $0.9 million primarily as a result of the weakening of the U.S. dollar relative to the British pound, partially offset by the strengthening of the U.S. dollar relative to the South African rand. Data center costs increased as a result of the increase in our customer base and expanding infrastructure, personnel-related cost increased primarily as a result of salaries and benefits associated with increased headcount, depreciation expense increased primarily as a result of increased capital expenditures in support of our expanding infrastructure, the amortization of acquisition-related intangible assets increased primarily as a result of our recent acquisitions, and share-based compensation expense increased primarily as a result of equity grants since the prior year. Travel and other costs decreased primarily as a result of the impact of the global COVID-19 pandemic and the travel and gathering restrictions in place during the year ended March 31, 2021.

As a result of changes in foreign currency exchange rates, gross profit decreased in absolute dollars by approximately $0.2 million for the year ended March 31, 2021 as compared to the year ended March 31, 2020. Excluding the impact of changes in foreign currency exchange rates, gross profit as a percentage of revenue remained consistent as costs related to supporting and hosting our product offerings and delivering our services are primarily incurred in the region in which the related revenue is recognized.

Operating expenses

	Year ended March 31,		Period-to-period change
	2021	2020	Amount	% Change
	(dollars in thousands)
Operating expenses:
Research and development	$97,498	$80,790	$16,708	21%
Sales and marketing	179,315	169,179	10,136	6%
General and administrative	68,354	65,314	3,040	5%
Restructuring	3,264	—	3,264	nm
Total operating expenses	$348,431	$315,283	$33,148	11%

nm—not meaningful

Research and development expenses

Research and development expenses increased $16.7 million in the year ended March 31, 2021 compared to the year ended March 31, 2020, which was primarily attributable to increases in personnel-related costs of $9.4 million, professional services costs of $4.4 million, and share-based compensation expense of $4.3 million, partially offset by decreases in travel and other costs of $1.9 million. Research and development expenses for the year ended March 31, 2021 as compared to the year ended March 31, 2020, were negatively impacted by approximately $2.0 million primarily as a result of the weakening of the U.S. dollar relative to the British pound. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount. Professional services costs increased primarily due to increased consulting fees. Share-based compensation expense increased primarily as a result of equity grants issued to employees since the prior year. Travel and other costs decreased primarily as a result of the impact of the global COVID-19 pandemic and the travel and gathering restrictions in place during the year ended March 31, 2021.

Sales and marketing expenses

Sales and marketing expenses increased $10.1 million in the year ended March 31, 2021 compared to the year ended March 31, 2020, which was primarily attributable to increases in personnel-related costs of $13.7 million, share-based compensation expense of $4.1 million, and marketing costs of $2.6 million, partially offset by decreases in travel and other costs of $9.0 million and decreases in professional services of $1.9 million. Sales and marketing expenses for the year ended March 31, 2021 as compared to the year ended March 31, 2020, were negatively impacted by approximately $1.5 million primarily as a result of the weakening of the U.S. dollar relative to the British pound. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount and commissions. Share-based compensation expense increased primarily as a result of equity grants issued to employees since the prior year. Marketing costs increased primarily as a result of increased advertising spend. Travel and other costs decreased primarily as a result of the impact of the global COVID-19 pandemic and the travel and gathering restrictions in place during the year ended March 31, 2021. Professional services decreased primarily as a result of decreased consulting fees related to software implementations.

General and administrative expenses

General and administrative expenses increased $3.0 million in the year ended March 31, 2021 compared to the year ended March 31, 2020, which was primarily attributable to increases in share-based compensation expense of $4.1 million, personnel-related costs of $1.6 million, and insurance costs primarily related to our director and officer liability insurance of $1.2 million, partially offset by decreases in professional services costs of $2.4 million and travel and other costs of $1.4 million. Share-based compensation expense increased primarily as a result of equity grants issued to employees since the prior year. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount. Professional services costs decreased primarily as a result of a litigation-related settlement with a non-practicing entity that occurred in the fiscal year ended March 31, 2020. Travel and other costs decreased primarily as a result of the impact of the global COVID-19 pandemic and the travel and gathering restrictions in place during the year ended March 31, 2021.

Restructuring

On January 28, 2021, our Board of Directors approved a restructuring plan designed to align our resources with our strategy. The restructuring plan, which included a reduction of our workforce by approximately 4%, permitted us to increase investment in strategic growth areas. During the year ended March 31, 2021, we recognized total pre-tax restructuring charges of $3.3 million, consisting of $3.7 million of severance and other one-time termination benefits, and other restructuring related costs, partially offset by $0.4 million of other adjustments. These charges were primarily cash-based and were recognized in the fourth quarter of fiscal

2021. The actions associated with the restructuring plan are expected to be completed by the end of the first quarter of fiscal 2022 and we do not expect any material costs to be incurred in fiscal 2022.

Other income (expense)

	Year ended March 31,		Period-to-period change
	2021	2020	Amount	% Change
	(dollars in thousands)
Other income (expense):
Interest income	$760	$3,446	$(2,686)	(78)%
Interest expense	(2,804)	(4,507)	1,703	(38)%
Foreign exchange income (expense) and other, net	2,226	(1,078)	3,304	nm
Total other income (expense), net	$182	$(2,139)	$2,321	nm

nm—not meaningful

Interest income decreased $2.7 million primarily as a result of lower yields on cash, cash equivalents and investments.

Interest expense decreased $1.7 million primarily as a result of the reduced LIBOR interest rates associated with our long-term debt.

Foreign exchange income (expense) and other, net changed by $3.3 million primarily as a result of an increase in foreign exchange income of $3.6 million on intercompany balances.

Provision for income taxes

	Year ended March 31,		Period-to-period change
	2021	2020	Amount	% Change
	(dollars in thousands)
Provision for income taxes	$1,696	$2,359	$(663)	(28)%

Provision for income taxes decreased $0.7 million in the year ended March 31, 2021 compared to the year ended March 31, 2020. The change in provision for income taxes is primarily attributable to changes in the geographical mix of earnings, partially offset by the tax benefit for the release of a portion of our pre-existing U.S. valuation allowance as a result of the MessageControl acquisition.

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

General and administrative expenses

General and administrative expenses increased $11.6 million in the year ended March 31, 2020 compared to the year ended March 31, 2019, which was primarily attributable to increases in personnel-related costs of $4.2 million, information technology and facilities costs of $2.5 million, share-based compensation expense of $1.8 million and professional services costs of $2.2 million. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased headcount. Information technology and facility costs increased primarily as a result of increased headcount. Share-based compensation expense increased primarily as a result of equity grants since the prior year, partially offset by the impact of share option forfeitures. Professional services costs increased primarily as a result of a litigation-related settlement with a non-practicing patent entity.

Restructuring

In the second quarter of fiscal 2019, we recorded a revision to restructuring expense of $0.2 million related to the exit of our Watertown, Massachusetts corporate office space, which was initially recorded in the fourth quarter of fiscal 2018, upon the exit of our Watertown, Massachusetts corporate office space for the remaining non-cancelable rent and estimated operating expenses for the vacated premises, net of sublease rentals.

Other income (expense)

	Year ended March 31,		Period-to-period change
	2020	2019	Amount	% Change
	(dollars in thousands)
Other income (expense):
Interest income	$3,446	$2,515	$931	37%
Interest expense	(4,507)	(5,940)	1,433	(24)%
Foreign exchange (expense) income and other, net	(1,078)	(356)	(722)	nm
Total other income (expense), net	$(2,139)	$(3,781)	$1,642	nm

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, investments, accounts receivable and our Revolving Facility (as defined below). The following table shows net cash provided by operating activities, net cash used in investing activities, and net cash provided by financing activities for the years ended March 31, 2021, 2020 and 2019:

	Year ended March 31,
	2021	2020	2019
	(in thousands)
Net cash provided by operating activities	$127,034	$90,538	$66,235
Net cash used in investing activities	(55,567)	(65,539)	(121,324)
Net cash provided by financing activities	38,281	17,733	116,985

As of March 31, 2021 and 2020, we had cash and cash equivalents of $292.9 million and $174.0 million, respectively. Net cash provided by operating activities was $127.0 million for the year ended March 31, 2021. In the year ending March 31, 2022, we expect net cash provided by operating activities to increase as compared to the year ended March 31, 2021. In the year ending March 31, 2022, we plan to continue to invest in the development and expansion of our Mime | OS™ platform to improve on our existing solutions and develop new services in order to provide more capabilities to our customers. Investments in capital expenditures in the year ended March 31, 2021 were $38.6 million, of which $36.6 million related to the expansion of our grid architecture. We expect fiscal year 2022 capital expenditures to remain relatively consistent with fiscal year 2021.

Based on our current operating plan, we believe that our current cash and cash equivalents, Revolving Facility (as defined below) and operating cash flows will be sufficient to fund our operations for at least the next twelve months from the date of filing of this Annual Report on Form 10-K. Our future capital requirements may vary materially from those planned and will depend on certain factors, such as, our growth and our operating results. If we require additional capital resources to grow our business or to acquire complementary technologies and businesses in the future, we may seek to sell additional equity or raise funds through debt financing or other sources. We cannot provide assurance that additional financing will be available at all or on terms favorable to us. We had commitments for capital expenditures of approximately $7.6 million as of March 31, 2021, primarily related to the expansion of our grid architecture.

Borrowings and Credit Facility

In July 2018, we entered into a Credit Agreement, or the Credit Agreement, by and among us, certain of our subsidiaries party thereto, as guarantors, certain financial institutions party thereto from time to time, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, or the Administrative Agent. The Credit Agreement provided the Company with a $100.0 million senior secured term loan, or the Term Loan, and a $50.0 million senior secured revolving credit facility, or the Revolving Facility, and together with the Term Loan, the Credit Facility, which is available to fund working capital and for other corporate purposes, including to finance permitted acquisitions and investments. In June 2020, the Credit Agreement was amended to permit us to issue letters of credit in certain additional foreign currencies beyond the U.S. dollar and the British pound (as amended, the Credit Agreement, the Term Loan and the Revolving Facility are referred to herein as the Credit Facility). Total availability under the Revolving Facility is reduced by outstanding letters of credit of $2.2 million. As of March 31, 2021 and 2020, total availability under the Revolving Facility was $30.3 million and $48.0 million, respectively. In July 2020, we drew down $17.5 million under the Revolving Facility. See Note 10 to the condensed consolidated financial statements of this Annual Report on Form 10-K for further information. Interest under the Credit Facility accrues at a rate between LIBOR plus 1.375% and LIBOR plus 1.875%, based on our ratio of indebtedness to earnings before interest, taxes, depreciation, amortization and certain other adjustments, or Consolidated EBITDA. Based on this ratio, the current interest rate as of March 31, 2021 under the Credit Facility is LIBOR plus 1.375%. The InterContinental Exchange Benchmark Administration has announced that it will no longer publish certain tenors of the LIBOR rate starting in 2021. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” below for further information. The term of the Credit Facility is five years, maturing on July 23, 2023. At the time we entered into the Credit Agreement, we had no existing debt.

The Credit Facility has financial covenants that require us to maintain a Consolidated Secured Leverage Ratio (as described below), which commenced on September 30, 2018, of not more than 3.00 to 1.00 for the four consecutive fiscal quarter period ending on the last day of each fiscal quarter, or the Reference Period, with a step-up to 3.50 to 1.00 for any four-quarter period in which we consummate a permitted acquisition having an aggregate purchase price in excess of $25.0 million. We must also maintain a Consolidated Interest Expense Ratio of 3.00 to 1.00 which commenced on September 30, 2018 and for each Reference Period thereafter. For purposes of the covenants, “Consolidated Secured Leverage Ratio” generally refers to the ratio of Consolidated Funded Debt that is secured by a lien on assets of us or our subsidiaries to Consolidated EBITDA. “Consolidated Funded Debt” generally refers to borrowed money, debt instruments, finance leases, deferred purchase price of property or services (excluding accounts payable in the ordinary course of business) and earn outs that are due and payable. “Consolidated Interest Expense Ratio” generally refers to the ratio of Consolidated EBITDA to cash interest expense with respect to indebtedness, with certain exclusions. The Company was in compliance with all covenants as of March 31, 2021 and management reasonably believes it will be in compliance with such covenants over the next 12 months.

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

The foregoing summary (and any reference to the Credit Facility contained in this Annual Report on Form 10-K) does not purport to be complete and is qualified in its entirety by reference to the Credit Agreement and the related agreements, which are filed as Exhibits 10.12, 10.13, 10.14, 10.15, 10.16, 10.17, 10.18, 10.19, 10.20 and 10.37 to this Annual Report on Form 10-K and incorporated herein by reference.

Operating activities

For the year ended March 31, 2021, cash provided by operating activities was $127.0 million. The primary factors affecting our operating cash flows during the period were our net income of $29.7 million, adjusted for non-cash items of $53.6 million of share-based compensation expense, $38.1 million for depreciation and amortization of our property, equipment and intangible assets, $30.4 million of amortization of operating lease right-of-use assets, and $13.3 million in amortization of deferred contract costs, partially offset by unrealized currency gains on foreign denominated transactions of $2.4 million. The drivers of the changes in operating assets and liabilities were a $33.3 million decrease in operating lease liabilities, $28.7 million increase in deferred contract costs, $10.5 million increase in accounts receivable, $3.7 million decrease in accounts payable, and a $2.6 million increase in prepaid expenses and other current assets, partially offset by a $30.7 million increase in deferred revenue, and a $12.1 million increase in accrued expenses and other current liabilities.

For the year ended March 31, 2020, cash provided by operating activities was $90.5 million. The primary factors affecting our operating cash flows during the period were our net loss of $2.2 million, adjusted for non-cash items of $39.5 million of share-based compensation expense, $32.2 million for depreciation and amortization of our property, equipment and intangible assets, $31.9 million of amortization of operating lease right-of-use assets, and $9.6 million in amortization of deferred contract costs, partially offset by a deferred income tax benefit of $0.6 million. The drivers of the changes in operating assets and liabilities were a $25.9 million decrease in operating lease liabilities, $22.8 million increase in deferred contract costs, $20.5 million increase in accounts receivable, a $3.2 million decrease in accrued expenses and other current liabilities, and a $1.1 million increase in other assets, partially offset by a $38.5 million increase in deferred revenue, $8.8 million decrease in prepaid expenses and other current assets primarily due to the receipt of a lease incentive from our U.K. landlord, and $4.2 million increase in accounts payable.

For the year ended March 31, 2019, cash provided by operating activities was $66.2 million. The primary factors affecting our operating cash flows during the period were our net loss of $7.0 million, adjusted for non-cash items of $30.0 million for depreciation and amortization of our property, equipment and intangible assets, $26.0 million of share-based compensation expense, and $6.4 million in amortization of deferred contract costs, partially offset by a deferred income tax benefit of $1.5 million. The drivers of the changes in operating assets and liabilities were a $45.9 million increase in deferred revenue, a $5.7 million increase in accrued expenses and other current liabilities and a $2.1 million increase in accounts payable, partially offset by a $20.2 million increase in deferred contract costs, $18.8 million increase in accounts receivable, $2.0 million increase in prepaid expenses and other current assets and a $1.1 million increase in other assets.

Investing activities

Cash used in investing activities of $55.6 million for the year ended March 31, 2021 consisted primarily of $38.6 million in purchases of property, equipment and capitalized software and $17.0 million in payment for the acquisition of MessageControl in July 2020.

Cash used in investing activities of $65.5 million for the year ended March 31, 2020 consisted primarily of $53.2 million in purchases of property, equipment and capitalized software, $45.3 million in payments for the Segasec Labs Ltd. and DMARC Analyzer acquisitions, and $3.0 million in purchases of strategic investments, partially offset by $36.0 million in maturities of investments.

Cash used in investing activities of $121.3 million for the year ended March 31, 2019 consisted primarily of $115.7 million in payments for the Solebit LABS Ltd., Ataata Inc. and Simply Migrate Ltd. acquisitions, $28.8 million in purchases of property, equipment and capitalized software and $42.9 million in purchases of investments, partially offset by $66.0 million in maturities of investments.

Our capital expenditures in each period were primarily associated with computer equipment and software purchased in support of our expanding infrastructure. Additionally, in the years ended March 31, 2021, 2020 and 2019 we had purchases of $2.0 million, $22.0 million, and $3.0 million, respectively, related to our office facilities.

Financing activities

Cash provided by financing activities of $38.3 million for the year ended March 31, 2021 was primarily due to proceeds from issuance of ordinary shares under our equity plans of $34.0 million and proceeds from the draw down on our revolving credit facility of $17.5 million, partially offset by withholding taxes related to net share settlement of employee stock purchase plan purchases and vesting of restricted share units of $5.3 million, payments on debt of $6.9 million, and payments on finance lease obligations of $1.1 million.

Cash provided by financing activities of $17.7 million for the year ended March 31, 2020 was primarily due to proceeds from issuance of ordinary shares under our equity plans of $25.4 million, partially offset by payments on debt of $4.4 million and withholding taxes related to net share settlement of employee stock purchase plan purchases and vesting of restricted share units of $2.5 million.

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

Net operating loss carryforwards and income tax credits

As of March 31, 2021, we had U.K. net operating loss carryforwards of approximately $68.6 million that do not expire. As of March 31, 2021, we had U.S. federal net operating loss carryforwards of approximately $63.3 million. U.S. federal net operating loss carryforwards generated through March 31, 2018 of approximately $39.2 million expire at various dates through 2038, and U.S. federal net operating loss carryforwards generated in tax years beginning after March 31, 2018 of approximately $24.1 million do not expire. As of March 31, 2021, we had U.S. state net operating loss carryforwards of approximately $34.3 million, substantially all of which expire at various dates through 2041. As of March 31, 2021, we had Australian net operating loss carryforwards of approximately $26.6 million that do not expire. As of March 31, 2021, we had German net operating loss carryforwards of approximately $10.3 million that do not expire. As of March 31, 2021, we had Israeli net operating loss carryforwards of approximately $8.0 million that do not expire. As of March 31, 2021, we had Canadian net operating loss carryforwards of approximately $2.2 million that expire in 2041. As of March 31, 2021, we had U.K. income tax credit carryforwards of $2.1 million that do not expire. As of March 31, 2021, we had an Israeli income tax credit carryforward of $0.5 million that expires at various dates from 2024 through 2026.

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

Contractual obligations and commitments

Our principal commitments consist of obligations under debt facilities, leases for office space, leases for data center facilities, non-lease data center obligations and intangible asset obligations. For more information regarding our debt obligations, see Note 10 to the consolidated financial statements of this Annual Report on Form 10-K. For more information regarding our lease obligations, see Note 9 to the condensed consolidated financial statements of this Annual Report on Form 10-K. As of March 31, 2021, our other contractual commitments associated with agreements that are enforceable and legally binding and that specify all significant terms were payments of $4.6 million due in the next 12 months and $4.6 million due thereafter. We expect to fund these obligations with cash flows from operations and cash on our balance sheet.

Recently issued and adopted accounting pronouncements

For information on recent accounting pronouncements, see Note 2. “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions, including uncertainty in the current economic environment due to the global COVID-19 pandemic, that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Changes in accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between our estimates and our actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

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

In the years ended March 31, 2021, 2020 and 2019, subscription revenue made up the substantial majority of our revenue and professional services and other revenue made up less than 5% of our revenue.

Our subscription arrangements provide customers the right to access our hosted software applications. Customers do not have the right to take possession of our software during the hosting arrangement.

We sell our products and services directly through our sales force and also indirectly through third-party resellers. In accordance with the provisions of ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606, or ASC 606, we have considered certain factors in determining whether the end-user or the third-party reseller is the customer in arrangements involving resellers. We concluded that in the majority of transactions with resellers, the reseller is the customer. In these arrangements, we consider that it is the reseller, and not us, that has the relationship with the end-user. Specifically, the reseller has the ability to set pricing with the end-user and the credit risk with the end-user is borne by the reseller. Further, the reseller is not obligated to report its transaction price with the end-user to us, and in the majority of transactions, we are unable to determine the amount paid by the end-user customer to the reseller in these transactions. As a result of such considerations, revenue for these transactions is presented in the accompanying consolidated statements of operations based upon the amount billed to the reseller. For transactions where we have determined that the end-user is the ultimate customer, revenue is presented in the accompanying consolidated statements of operations based on the transaction price with the end-user.

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

Deferred Cost Policy

We capitalize incremental costs of obtaining revenue contracts, which primarily consist of commissions paid to our sales representatives. We amortize these commissions over six years on a systematic basis, consistent with the pattern of transfer of the goods or services to which the asset relates. Six years represents the estimated benefit period of the customer relationship taking into account factors such as peer estimates of technology lives and customer lives as well as our own historical data. The current and noncurrent portions of deferred commissions are included in deferred contract costs, net, and deferred contract costs, net of current portion, respectively, in the accompanying consolidated balance sheets. Amortization of capitalized costs to obtain revenue contracts is included in sales and marketing expense in the accompanying consolidated statements of operations. See Note 2 of the notes to our consolidated financial statements, included elsewhere in this Annual Report on Form 10-K for costs capitalized as of March 31, 2021.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such position are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. As of March 31, 2021 and 2020, the Company did not have any material uncertain tax positions that would impact the Company’s tax provision if recognized.

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

Share Options

We estimate the fair value of employee share options on the date of grant using the Black-Scholes option-pricing model, which requires the use of highly subjective estimates and assumptions. We estimate the expected term of share options for service-based awards utilizing the “Simplified Method,” as we do not have sufficient historical share option exercise information on which to base our estimate. The Simplified Method is based on the average of the vesting tranches and the contractual life of each grant. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the share option. Since there was no public market for our ordinary shares prior to our initial public offering in 2015 and as our shares have been publicly traded for a limited time, we determined the expected volatility for options granted based on an analysis of reported data for a peer group of companies that issue options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies and the Company’s historical volatility. We use an expected dividend rate of zero as we currently have no history or expectation of paying dividends on our ordinary shares. The grant date fair value of our ordinary shares at the time of each share option grant is based on the closing market value of our ordinary shares on the grant date.

Employee Share Purchase Plan

We estimate the fair value of Employee Share Purchase Plan, or ESPP, share options on the date of grant using the Black-Scholes option-pricing model, which requires the use of highly subjective estimates and assumptions. We estimate the expected term of ESPP share options based on the length of each offering period, which is six months. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the ESPP share option. Expected volatility is based on an average of the historical volatility measures of the peer group of companies noted above and the Company’s historical volatility. We use an expected dividend rate of zero as we currently have no history or expectation of paying dividends on our ordinary shares. The grant date fair value per ordinary share is based on the closing market value of our ordinary shares on the first day of each ESPP offering period. The first authorized offering period under the ESPP commenced on July 1, 2017.

Restricted Share Units

For restricted shares units, or RSUs, issued under our share-based compensation plans, the fair value of each grant is calculated based on the closing market value of our ordinary shares on the grant date.

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

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound and South African rand. Percentage of revenues and expenses in foreign currency were as follows:

	Year ended March 31,
	2021	2020
Revenues generated in locations outside the United States	49%	49%
Revenues in currencies other than the United States dollar	45%	46%
Expenses in currencies other than the United States dollar	50%	49%

Percentage of revenues and expenses denominated in foreign currency were as follows:

	Year ended March 31, 2021
	Revenues	Expenses
British pound	26%	32%
South African Rand	10%	4%
Other currencies	9%	14%
Total	45%	50%

	Year ended March 31, 2020
	Revenues	Expenses
British pound	27%	33%
South African Rand	12%	5%
Other currencies	7%	11%
Total	46%	49%

As of March 31, 2021 and 2020, we had $58.8 million and $48.8 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements. As of March 31, 2021 and 2020, we had $81.5 million and $44.2 million, respectively, of cash denominated in currencies other than the U.S. dollar. As of March 31, 2021, cash denominated in British pounds and South African rand was $36.6 million and $27.8 million, respectively. As of March 31, 2020, cash denominated in British pounds and South African rand was $14.1 million and $20.1 million, respectively.

In addition, although our foreign subsidiaries have intercompany accounts that are eliminated upon consolidation, these accounts expose us to foreign currency exchange rate fluctuations. Exchange rate fluctuations on short-term intercompany accounts are recorded in our consolidated statements of operations under foreign exchange income (expense) and other, net.

Currently, our largest foreign currency exposures are to the British pound and South African rand. From time to time certain macroeconomic events have resulted in volatility in exchange rates including the global COVID-19 pandemic and the United Kingdom’s exit from the European Union. See Item 1A, “Risk Factors – Fluctuations in currency exchange rates could adversely affect our business.” Relative to foreign currency exposures existing as of March 31, 2021, significant movements in foreign currency exchange rates may expose us to significant losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the year ended March 31, 2021, we estimate that a 10% unfavorable movement in foreign currency exchange rates against the U.S. dollar would have decreased revenue by $23.1 million, decreased expenses by $23.3 million and had a positive impact on our operating results of $0.2 million. For the year ended March 31, 2020, we estimate that a 10% unfavorable movement in foreign currency exchange rates against the U.S. dollar would have decreased revenue by $19.7 million, decreased expenses by $20.9 million and had a positive impact on our operating results of $1.2 million. The estimates used assume that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. All of the potential changes noted above are based on sensitivity analyses performed on our financial results as of March 31, 2021 and 2020.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments primarily consist of money market funds. As of March 31, 2021 and 2020, we had cash and cash equivalents of $292.9 million and $174.0 million, respectively. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Item 8. Financial Statements and Supplementary Data.

MIMECAST LIMITED

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Mimecast Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mimecast Limited (the Company) as of March 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 27, 2021 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

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

Uncertain Tax Positions
Description of the Matter

As discussed in Note 2 and Note 17 to the consolidated financial statements, the Company operates in a multinational tax environment and is subject to tax laws, regulations and transfer pricing guidelines for intercompany transactions. Uncertainty in a tax position may arise because tax laws are subject to interpretation. The Company uses significant judgment to (1) determine whether, based on the technical merits, a tax position is more likely than not to be sustained and (2) measure the amount of tax benefit that qualifies for recognition. As of March 31, 2021, the Company accrued liabilities of approximately $12.4 million for uncertain tax positions.

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

Business Combinations – Valuation of Acquired Intangible Assets (Developed Technology)
Description of the Matter

As discussed in Note 6 to the consolidated financial statements, during the year ended March 31, 2021, the Company completed its acquisition of MessageControl for net consideration of $17.0 million. The transaction was accounted for as a business combination.

Auditing the Company's accounting for its acquisition of MessageControl required significant auditor judgment due to the estimation uncertainty in determining the fair value of identified intangible assets, which primarily consisted of developed technology of $3.5 million. The estimation uncertainty was primarily due to the complexity of the excess-earnings and distributor valuation models prepared by management to measure the fair value of the intangible assets and the sensitivity of the respective fair values to the significant underlying assumptions. The significant assumptions used to estimate the value of the intangible assets included the discount rates, revenue growth rates and technology migration curves. These significant assumptions are especially challenging to audit as they are forward looking and could be affected by future economic and market conditions.

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

Boston, Massachusetts

May 27, 2021

MIMECAST LIMITED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of March 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$292,949	$173,958
Accounts receivable, net	114,280	97,659
Deferred contract costs, net	16,165	11,133
Prepaid expenses and other current assets	20,031	16,145
Total current assets	443,425	298,895

Property and equipment, net	92,891	85,178
Operating lease right-of-use assets	128,063	116,564
Intangible assets, net	43,193	38,394
Goodwill	173,952	150,525
Deferred contract costs, net of current portion	50,086	36,664
Other assets	3,097	3,614
Total assets	$934,707	$729,834

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$10,487	$14,907
Accrued expenses and other current liabilities	54,676	41,607
Deferred revenue	237,749	194,151
Current portion of finance lease obligations	323	1,058
Current portion of operating lease liabilities	33,447	30,379
Current portion of long-term debt	9,090	6,573
Total current liabilities	345,772	288,675

Deferred revenue, net of current portion	12,936	12,816
Long-term finance lease obligations	—	323
Operating lease liabilities	112,316	105,321
Long-term debt	94,671	86,258
Other non-current liabilities	8,143	4,386
Total liabilities	573,838	497,779

Commitments and contingencies (Note 14)

Shareholders' equity
Ordinary shares, $0.012 par value, 300,000,000 shares authorized; 64,562,222 and 62,791,691 shares issued and outstanding as of March 31, 2021 and 2020, respectively	775	754
Additional paid-in capital	408,249	325,808
Accumulated deficit	(53,915)	(83,660)
Accumulated other comprehensive income (loss)	5,760	(10,847)
Total shareholders' equity	360,869	232,055
Total liabilities and shareholders' equity	$934,707	$729,834

The accompanying notes are an integral part of these consolidated financial statements.

MIMECAST LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended March 31,
	2021	2020	2019
Revenue	$501,399	$426,963	$340,377
Cost of revenue	121,709	109,382	90,874
Gross profit	379,690	317,581	249,503
Operating expenses
Research and development	97,498	80,790	57,939
Sales and marketing	179,315	169,179	139,194
General and administrative	68,354	65,314	53,759
Restructuring	3,264	—	(170)
Total operating expenses	348,431	315,283	250,722
Income (loss) from operations	31,259	2,298	(1,219)
Other income (expense)
Interest income	760	3,446	2,515
Interest expense	(2,804)	(4,507)	(5,940)
Foreign exchange income (expense) and other, net	2,226	(1,078)	(356)
Total other income (expense), net	182	(2,139)	(3,781)
Income (loss) before income taxes	31,441	159	(5,000)
Provision for income taxes	1,696	2,359	2,001
Net income (loss)	$29,745	$(2,200)	$(7,001)

Net income (loss) per ordinary share
Basic	$0.47	$(0.04)	$(0.12)
Diluted	$0.45	$(0.04)	$(0.12)
Weighted-average number of ordinary shares outstanding
Basic	63,739	62,024	59,960
Diluted	65,631	62,024	59,960

The accompanying notes are an integral part of these consolidated financial statements.

MIMECAST LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year ended March 31,
	2021	2020	2019
Net income (loss)	$29,745	$(2,200)	$(7,001)
Other comprehensive income (loss):
Net unrealized (losses) gains on investments, net of tax	—	(28)	117
Change in foreign currency translation adjustment	16,607	(3,964)	(1,625)
Total other comprehensive income (loss)	16,607	(3,992)	(1,508)
Comprehensive income (loss)	$46,352	$(6,192)	$(8,509)

The accompanying notes are an integral part of these consolidated financial statements.

MIMECAST LIMITED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

					Accumulated
	Ordinary Shares		Additional		Other	Total
	Number of		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of March 31, 2018	58,950	$707	$212,839	$(106,507)	$(5,347)	$101,692
Cumulative effect adjustment ASU 2014-09 (1)	—	—	—	29,876	—	29,876
Net loss	—	—	—	(7,001)	—	(7,001)
Foreign currency translation adjustment	—	—	—	—	(1,625)	(1,625)
Unrealized gains on investments	—	—	—	—	117	117
Issuance of ordinary shares upon exercise of share options	2,055	25	21,328	—	—	21,353
Share-based compensation	—	—	25,929	—	—	25,929
Employee share purchase plan (ESPP) purchases	138	2	3,631	—	—	3,633
Tax withholding on ESPP purchases and vesting of RSUs	(9)	—	(339)	—	—	(339)
Vesting of restricted share units (RSUs)	24	—	—	—	—	—
Balance as of March 31, 2019	61,158	734	263,388	(83,632)	(6,855)	173,635
Cumulative effect adjustment ASU 2016-02 (2)	—	—	—	2,172	—	2,172
Net loss	—	—	—	(2,200)	—	(2,200)
Foreign currency translation adjustment	—	—	—	—	(3,964)	(3,964)
Unrealized losses on investments	—	—	—	—	(28)	(28)
Issuance of ordinary shares upon exercise of share options	1,360	16	20,128	—	—	20,144
Share-based compensation	—	—	39,488	—	—	39,488
ESPP purchases	165	2	5,282	—	—	5,284
Tax withholding on ESPP purchases and vesting of RSUs	(52)	—	(2,476)	—	—	(2,476)
Vesting of RSUs	161	2	(2)	—	—	—
Balance as of March 31, 2020	62,792	754	325,808	(83,660)	(10,847)	232,055
Net income	—	—	—	29,745	—	29,745
Foreign currency translation adjustment	—	—	—	—	16,607	16,607
Issuance of ordinary shares upon exercise of share options	1,325	16	27,613	—	—	27,629
Share-based compensation	—	—	53,749	—	—	53,749
ESPP purchases	178	2	6,414	—	—	6,416
Tax withholding on ESPP purchases and vesting of RSUs	(135)	(2)	(5,330)	—	—	(5,332)
Vesting of RSUs	402	5	(5)	—	—	—
Balance as of March 31, 2021	64,562	$775	$408,249	$(53,915)	$5,760	$360,869

(1)	ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASC 606)
(2)	ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02 or ASC 842)

The accompanying notes are an integral part of these consolidated financial statements.

MIMECAST LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended March 31,
	2021	2020	2019
Operating activities
Net income (loss)	$29,745	$(2,200)	$(7,001)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	38,098	32,245	29,953
Share-based compensation expense	53,648	39,544	25,954
Amortization of deferred contract costs	13,269	9,587	6,390
Amortization of debt issuance costs	455	501	336
Amortization of operating lease right-of-use assets	30,380	31,940	—
Deferred income tax benefit	(840)	(580)	(1,492)
Other non-cash items	14	(54)	(400)
Unrealized currency (gains) losses on foreign denominated transactions	(2,399)	1,567	880
Changes in assets and liabilities:
Accounts receivable	(10,538)	(20,467)	(18,771)
Prepaid expenses and other current assets	(2,567)	8,808	(2,046)
Deferred contract costs	(28,730)	(22,751)	(20,219)
Other assets	663	(1,146)	(1,087)
Accounts payable	(3,669)	4,215	2,093
Deferred revenue	30,691	38,457	45,901
Operating lease liabilities	(33,274)	(25,941)	—
Accrued expenses and other liabilities	12,088	(3,187)	5,744
Net cash provided by operating activities	127,034	90,538	66,235
Investing activities
Purchases of property, equipment and capitalized software	(38,597)	(53,234)	(28,795)
Purchases of strategic investments	—	(3,025)	—
Purchases of investments	—	—	(42,856)
Maturities of investments	—	36,000	66,000
Payments for acquisitions, net of cash acquired	(16,970)	(45,280)	(115,673)
Net cash used in investing activities	(55,567)	(65,539)	(121,324)
Financing activities
Proceeds from issuance of ordinary shares	34,045	25,428	24,986
Withholding taxes related to net share settlement of ESPP purchases and vesting of RSUs	(5,332)	(2,476)	(298)
Payments on debt	(6,875)	(4,375)	(1,875)
Payments on finance lease obligations	(1,057)	(844)	(1,275)
Payments on construction financing lease obligations	—	—	(2,301)
Proceeds from long-term debt including revolving credit facilities	17,500	—	97,748
Net cash provided by financing activities	38,281	17,733	116,985
Effect of foreign exchange rates on cash	9,243	(6,350)	(2,659)
Net increase in cash and cash equivalents	118,991	36,382	59,237
Cash and cash equivalents at beginning of period	173,958	137,576	78,339
Cash and cash equivalents at end of period	$292,949	$173,958	$137,576
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,603	$4,114	$4,598
Cash paid during the period for income taxes	$1,825	$2,489	$3,010
Supplemental disclosure of non-cash investing and financing activities
Unpaid purchases of property, equipment and capitalized software	$11,317	$13,232	$7,634
Operating lease right-of-use assets exchanged for lease obligations	$32,234	$13,982	$—
Construction costs capitalized under financing lease obligations	$—	$—	$27,903
Derecognition of building upon completion of construction period	$—	$—	$(56,794)
Withholding taxes payable upon RSU vesting	$—	$—	$41

The accompanying notes are an integral part of these consolidated financial statements.

MIMECAST LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended March 31, 2021, 2020 and 2019

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

Mimecast Jersey and its subsidiaries (together, the Group, the Company, or Mimecast) is headquartered in London, England. The principal activity of the Group is the provision of cloud security and risk management services for email and corporate information. Delivered as a software-as-a-service (SaaS), Mimecast’s Email Security 3.0 offerings and Cyber Resilience Extension offerings include email security; email continuity and sync & recover; email archiving; awareness training; web security; DMARC analyzer; brand exploit protection; and threat intelligence and our API ecosystem. By unifying disparate and fragmented email environments into one holistic solution from the cloud, Mimecast minimizes risk and reduces cost and complexity while providing total end-to-end control of email. Mimecast’s proprietary software platform provides a single system to address key email management issues. Mimecast operates principally in Europe, North America, Africa and Australia.

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

The Company reclassified certain amounts within its consolidated statements of cash flows to conform to current period presentation. The reclassifications include $1.0 million from other assets to deferred income tax benefit for the year ended March 31, 2019 and $0.6 million and $0.5 million from accrued expenses and other liabilities to deferred income tax benefit for the years ended March 31, 2020 and 2019, respectively. These reclassifications had no impact on the Company’s previously reported results of operations or its balance sheets.

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

Due to the global COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of March 31, 2021. Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from management’s estimates if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. Changes in estimates are recorded in the period in which they become known.

Subsequent Events Considerations

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. See Note 18.

Cash, Cash Equivalents and Investments

The Company considers all highly liquid instruments purchased with an original maturity date of 90 days or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, amounts held in interest-bearing money market funds and investments with maturities of 90 days or less from the date of purchase. Cash equivalents are carried at cost, which approximates their fair market value. Investments not classified as cash equivalents are presented as either short-term or long-term investments based on both their stated maturities as well as the time period the Company intends to hold such securities. The Company determines the appropriate classification of investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company adjusts the cost of investments for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion in interest income in the consolidated statements of operations. As of March 31, 2021 and 2020, cash and cash equivalents of $292.9 million and $174.0 million, respectively, were carried at amortized cost, which approximates their market value.

The Company did not hold any debt investments as of March 31, 2021 or 2020. When the Company holds debt investments classified as available-for-sale pursuant to ASC 320, Investments – Debt Securities, it records available-for-sale securities at fair value, with unrealized gains and losses included in accumulated other comprehensive loss in shareholders’ equity. The Company includes interest and dividends on securities classified as available-for-sale in interest income in the consolidated statements of operations. Realized gains and losses are recorded in the consolidated statements of operations and comprehensive loss based on the specific-identification method. There were no realized gains or losses on investments for the years ended March 31, 2021, 2020 and 2019.

On April 1, 2020, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) and ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815 Derivatives and Hedging and Topic 825, Financial Instruments. Under these standards, the Company reviews available-for-sale securities for impairment whenever the fair value of the security is less than its amortized cost. If impairment exists and the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis, the Company will write down the amortized cost basis to its fair value at the reporting date, recognizing the difference as a loss within foreign exchange (expense) income and other, net in the consolidated statements of operations. If the Company does not intend to sell the security nor is it more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis, the Company will determine if any portion of the unrealized loss on the security is due to credit loss. If the impairment is entirely or partially due to credit loss, the Company will measure the credit loss up to the amount of the difference between fair value and amortized cost, and recognize an allowance for credit losses along with the related charge against earnings within foreign exchange income (expense) and other, net in the consolidated statements of operations. The remaining impairment amount due to all other factors is recognized in accumulated other comprehensive income (loss) in the consolidated balance sheets. Subsequent changes to the Company’s estimate of credit loss will be recorded as adjustments to the allowance for credit losses and net income. As of March 31, 2021 and 2020, the Company did not hold any investments. For the years ended March 31, 2021, 2020 and 2019, the Company determined that no impairments were required to be recognized in the consolidated statements of operations.

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

In the years ended March 31, 2021, 2020 and 2019, subscription revenue made up the substantial majority of the Company’s revenue and professional services and other revenue made up less than 5% of the Company’s revenue.

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

Credit risk with respect to accounts receivable is dispersed due to the Company’s large number of customers. The Company’s accounts receivable are derived from revenue earned from customers primarily located in the United States, the United Kingdom, and South Africa. The Company generally does not require its customers to provide collateral or other security to support accounts receivable. The Company maintains an allowance for its doubtful accounts receivable due to estimated credit losses. Credit losses historically have not been significant and the Company generally has not experienced any material losses related to receivables from individual customers, or groups of customers. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable. The Company will continue to actively monitor the impact of the global COVID-19 pandemic on expected credit losses. As of March 31, 2021 and 2020, no individual customer represented more than 10% of the Company’s accounts receivable. During the years ended March 31, 2021, 2020 and 2019, no individual customer represented more than 10% of the Company’s revenue.

The Company diversifies its investment portfolio by investing in multiple types of investment-grade securities and attempts to mitigate a risk of loss by using a third-party investment manager. As of March 31, 2021 and 2020, the Company did not hold any investments.

Allowance for Doubtful Accounts

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

The Company considers current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If circumstances relating to specific customers change or unanticipated changes occur in the general business environment, the Company’s estimates of the recoverability of receivables could be further adjusted. For the years ended March 31, 2021, 2020 and 2019, credit loss expense was $0.4 million, $0.3 million and $0.2 million, respectively. The allowance for doubtful accounts as of March 31, 2021 and 2020 was not material.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful life of the assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. Property and equipment acquired under finance leases is amortized over the lease term or, in circumstances where ownership is transferred by the end of the lease or there is a bargain purchase option, over the useful life that would be assigned if the asset were owned. Upon retirement or sale, the cost of assets disposed of, and the related accumulated depreciation, are removed from the accounts, and any resulting gain or loss is included in the determination of net loss in the period of retirement or sale. The estimated useful lives of the Company’s property and equipment are as follows:

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

For the years ended March 31, 2021, 2020 and 2019, the Company did not identify any indicators of impairment of its long-lived assets.

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

The Company measures eligible assets and liabilities at fair value, with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities and did not elect the fair value option for any financial assets and liabilities transacted in the years ended March 31, 2021, 2020 and 2019.

Software Development Costs

Costs incurred to develop software applications used in the Company’s SaaS platform consist of certain direct costs of materials and services incurred in developing or obtaining internal-use computer software, and payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the project. These costs generally consist of internal labor during configuration, coding, and testing activities. Research and development costs incurred during the preliminary project stage or costs incurred for data conversion activities, training, maintenance and general and administrative or overhead costs are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the application is substantially complete and ready for its intended use. Qualified costs incurred during the operating stage of the Company’s software applications relating to upgrades and enhancements are capitalized to the extent it is probable that they will result in added functionality, while costs incurred for maintenance of, and minor upgrades and enhancements to, internal-use software are expensed as incurred. During the years ended March 31, 2021, 2020 and 2019, the Company believes the substantial majority of its development efforts were either in the preliminary project stage of development or in the operation stage (post-implementation), and accordingly, no costs have been capitalized during these periods. These costs are included in the accompanying consolidated statements of operations as research and development expense.

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

Since the adoption of ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-24): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (ASU 2018-15), on July 1, 2018, the Company evaluates upfront costs including implementation, set-up or other costs (collectively, implementation costs) for hosting arrangements under the internal-use software framework. Costs related to preliminary project activities and post implementation activities are expensed as incurred, whereas costs incurred in the development stage are generally capitalized. Capitalized implementation costs are amortized on a straight-line basis over the expected term of the hosting arrangement, which includes consideration of the non-cancellable contractual term and reasonably certain renewals. As of March 31, 2021 and 2020, the net carrying value of capitalized implementation costs related to hosting arrangements that were incurred during the application development stage were $2.9 million and $2.9 million, respectively. These capitalized implementation costs will be amortized over the expected term of the arrangement and are amortized in the same line item in the consolidated statements of operations as the expense for fees for the associated hosting arrangement.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The Company determines the functional currency for its non-U.S. subsidiaries by reviewing the currencies in which its respective operating activities occur. The functional currency of the Company’s non-U.S. subsidiaries is generally the local currency of each subsidiary. All assets and liabilities in the balance sheets of entities whose functional currency is a currency other than the U.S. dollar are translated into U.S. dollar equivalents at exchange rates as follows: (i) asset and liability accounts at period-end rates, (ii) income statement accounts at weighted-average exchange rates for the period, and (iii) shareholders’ equity accounts at historical exchange rates. Foreign exchange transaction gains and losses are included in foreign exchange income (expense) and other, net in the accompanying consolidated statements of operations. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets.

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

The following table presents the calculation of basic and diluted net income (loss) per share for the periods presented (in thousands, except per share data):

	Year Ended March 31,
	2021	2020	2019
Numerator:
Net income (loss)	$29,745	$(2,200)	$(7,001)
Denominator:
Weighted-average number of ordinary shares used in computing net income (loss) per share applicable to ordinary shareholders – basic	63,739	62,024	59,960
Dilutive effect of share equivalents resulting from share options, RSUs and ESPP shares	1,892	—	—
Weighted average number of ordinary shares used in computing net income (loss) per share – diluted	65,631	62,024	59,960
Net income (loss) per share applicable to ordinary shareholders:
Basic	$0.47	$(0.04)	$(0.12)
Diluted	$0.45	$(0.04)	$(0.12)

The following potentially dilutive ordinary share equivalents have been excluded from the calculation of diluted weighted-average shares outstanding as their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended March 31,
	2021	2020	2019
Share options outstanding	3,108	6,271	6,209
Unvested RSUs	523	1,277	550
ESPP Shares	83	82	85

Advertising and Promotion Costs

Expenses related to advertising and promotion of solutions is charged to sales and marketing expense as incurred. The Company incurred advertising expenses of $19.5 million, $12.5 million and $12.5 million during the years ended March 31, 2021, 2020 and 2019, respectively.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such position are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. As of March 31, 2021 and 2020, the Company did not have any material uncertain tax positions that would impact the Company’s tax provision if recognized.

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

See Note 13 for further description of the Company’s share-based compensation plans and a summary of the share-based award activity for the year ended March 31, 2021.

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

The fair value of each share option issued under the 2015 Plan was estimated using the Black-Scholes option-pricing model that used the following weighted-average assumptions:

	Year ended March 31,
	2021	2020	2019
Expected term (in years)	6.1	6.1	6.1
Risk-free interest rate	0.5%	2.1%	2.7%
Expected volatility	44.6%	42.6%	41.5%
Expected dividend yield	—%	—%	—%
Grant date fair value per ordinary share	$35.17	$46.29	$37.15

The weighted-average per share fair value of share options granted to employees during the years ended March 31, 2021, 2020 and 2019 was $15.07, $20.43 and $16.48 per share, respectively.

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

The fair value of each ESPP option grant was estimated using the Black-Scholes option-pricing model that used the following weighted-average assumptions:

	Year ended March 31,
	2021	2020	2019
Expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	0.1%	1.8%	2.3%
Expected volatility	51.5%	37.4%	39.1%
Expected dividend yield	—%	—%	—%
Grant date fair value per ordinary share	$48.63	$45.41	$36.69

The weighted-average per share fair value of ESPP share options granted to employees during the years ended March 31, 2021, 2020 and 2019, was $14.15, $11.73 and $9.58, respectively.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, other events, and circumstances from non-owner sources. Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), which includes certain changes in equity that are excluded from net income (loss). As of March 31, 2021 and 2020, accumulated other comprehensive income (loss) is presented separately on the consolidated balance sheets and consists of cumulative foreign currency translation adjustments.

Recently Issued and Adopted Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date.

Recently Adopted Accounting Pronouncements

On January 1, 2021, the Company adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). ASU 2019-12 is intended to simplify various aspects related to accounting for income taxes, to remove certain exceptions to the general principles in Topic 740 and to clarify and amend existing guidance to improve consistent application. The adoption of the standard had no impact on the Company’s consolidated financial statements.

On April 1, 2020, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) (ASU 2016-13). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. Entities will be required to use an expected loss model that will result in the earlier recognition of allowances for losses for trade and other receivables, held-to-maturity debt securities, loans, and other instruments. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. The Company adopted the standard utilizing the modified retrospective approach. The adoption of the standard did not have a material impact on its consolidated financial statements.

On April 1, 2020, the Company adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment (ASU 2017-04). ASU 2017-04 eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. The adoption of this standard had no impact on the Company’s consolidated financial statements.

3. Revenue and Deferred Revenue

Revenue recognized during the years ended March 31, 2021 and 2020 from amounts included in deferred revenue at the beginning of the period was approximately $195.6 million and $158.8 million, respectively. Revenue recognized during the years ended March 31, 2021 and 2020 from performance obligations satisfied or partially satisfied in previous periods was not material.

Contracted revenue as of March 31, 2021 and 2020 that has not yet been recognized (contracted and not recognized) was $117.5 million and $97.2 million, respectively, which includes deferred revenue and non-cancellable amounts that will be invoiced and recognized as revenue in future periods and excludes contracts with an original expected length of one year or less. The Company expects 54% of contracted and not recognized revenue to be recognized over the next year, 45% in years two and three, with the remaining balance recognized thereafter.

4. Balance Sheet Components

Prepaid expenses and other current assets consisted of the following:

	As of March 31,
	2021	2020
Prepaid expenses	$14,370	$11,498
Research and development investment tax credits	3,868	2,665
Other current assets	1,793	1,982
Total prepaid expenses and other current assets	$20,031	$16,145

Property and equipment, net, consisted of the following:

	As of March 31,
	2021	2020
Computer equipment (1)	$166,524	$131,920
Leasehold improvements	33,452	34,031
Furniture and fixtures	5,573	5,793
Office equipment	2,339	2,084
	207,888	173,828
Less: Accumulated depreciation and amortization (1)	(114,997)	(88,650)
Property and equipment, net	$92,891	$85,178

(1)	Includes property and equipment acquired under finance leases:

	As of March 31,
	2021	2020
Computer equipment	$4,001	$4,714
Less: Accumulated amortization	(3,694)	(3,407)
	$307	$1,307

Depreciation and amortization expense was $28.6 million, $25.2 million, and $25.2 million for the years ended March 31, 2021, 2020 and 2019, respectively. Depreciation and amortization expense in the years ended March 31, 2021, 2020 and 2019 included $1.0 million, $1.2 million and $1.2 million, respectively related to property and equipment acquired under finance leases.

Accrued expenses and other current liabilities consisted of the following:

	As of March 31,
	2021	2020
Accrued payroll and related benefits	$32,094	$23,465
Accrued taxes payable	7,587	5,809
Restructuring liability	398	—
Other accrued expenses	14,597	12,333
Total accrued expenses and other current liabilities	$54,676	$41,607

5. Restructuring

Fiscal 2021 Restructuring

On January 28, 2021, the Board of Directors of the Company approved a restructuring plan designed to align the Company’s resources with its strategy. The restructuring plan, which included a reduction of the Company’s workforce by approximately 4%, permitted the Company to increase investment in strategic growth areas. During the year ended March 31, 2021, the Company recognized total pre-tax restructuring charges of $3.3 million, consisting of $3.7 million of severance and other one-time termination benefits, and other restructuring related costs, partially offset by $0.4 million of other adjustments. These charges were primarily cash-based and were recognized in the fourth quarter of fiscal 2021 in Restructuring in the consolidated statements of operations. The actions associated with the restructuring plan are expected to be completed by the end of the first quarter of fiscal 2022 and the Company does not expect any material costs to be incurred in fiscal 2022.

The following is a rollforward of the Company’s restructuring liability balance:

Severance and related costs
Balance as of March 31, 2020	$—
Restructuring charges	3,655
Cash payments	(2,866)
Other adjustments	(391)
Balance as of March 31, 2021	$398

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

The significant intangible assets identified in the preliminary purchase price allocation discussed above include developed technology and customer relationships, which are amortized over their respective useful lives on a straight-line basis when the pattern in which their economic benefits will be consumed cannot be reliably determined. To value the developed technology asset, the Company utilized the income approach, specifically a discounted cash-flow method known as the multi-period excess earnings method. Customer relationships represent the underlying relationships with certain customers to provide ongoing services for products sold. The Company utilized the income approach, specifically the distributor method, a subset of the excess-earnings method to value the customer relationships. The significant assumptions used to estimate the value of the intangible assets included the discount rate, revenue growth rates, and technology migration curves.

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

Prior to the closing of the acquisition, the Company held an ownership interest of approximately 15.4%. The fair value of the previously held interest at the acquisition date approximated its original cost of $3.0 million (see Note 8). The Company acquired the remaining interest in Segasec for cash consideration of $24.2 million, net of cash acquired of $4.3 million.

The purchase price allocation primarily consisted of $6.8 million of identifiable intangible assets and approximately $24.0 million of goodwill that is not deductible for tax purposes. The identifiable intangible assets primarily include developed technology of $6.7 million and customer relationships of $0.1 million, with estimated useful lives of 8.3 years and 6.3 years, respectively. The goodwill reflects the value of the synergies the Company expects to realize and the assembled workforce.

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

7. Goodwill and Intangible Assets

The following is a rollforward of the Company’s goodwill balance for each of the periods presented:

	Year ended March 31,
	2021	2020
Beginning balance	$150,525	$107,575
Goodwill acquired	14,143	42,927
Effect of foreign exchange rates	9,284	23
Ending balance	$173,952	$150,525

Purchased intangible assets consisted of the following:

	Weighted-
	Average	March 31, 2021
	Remaining	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(in years)	Value	Amortization	Value
Developed technology	7	$39,180	$(9,114)	$30,066
Customer relationships	4	984	(318)	666
Capitalized software and other (1) (2)	3	25,161	(12,700)	12,461
		$65,325	$(22,132)	$43,193

	Weighted-
	Average	March 31, 2020
	Remaining	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(in years)	Value	Amortization	Value
Developed technology	8	$33,269	$(4,547)	$28,722
Customer relationships	5	771	(159)	612
Trade names	N/A	41	(41)	—
Capitalized software and other (1) (2)	3	16,849	(7,789)	9,060
		$50,930	$(12,536)	$38,394

(1)

As of March 31, 2021 and 2020, the net carrying value of capitalized software and other includes $2.1 million and $1.4 million, respectively of costs capitalized related to video production costs. See Note 2 for further information.

(2)	As of March 31, 2021 and 2020, the net carrying value of capitalized software and other includes $0.3 million and $0.2 million, respectively of costs capitalized related to IP addresses.

The Company recorded amortization expense of $9.5 million, $7.0 million and $4.8 million for the years ended March 31, 2021, 2020 and 2019, respectively. Amortization relating to developed technology and capitalized software was recorded within cost of revenue and amortization of customer relationships and trade names was recorded within sales and marketing expenses.

Future estimated amortization expense of intangible assets as of March 31, 2021 was as follows:

	Purchased
	Intangible	Capitalized
	Assets	Software
2022	$4,493	$5,039
2023	4,493	3,837
2024	4,433	2,078
2025	4,355	1,114
2026	4,278	347
Thereafter	8,680	46
Total	$30,732	$12,461

8. Fair Value Measurement

The Company’s financial instruments include cash, cash equivalents, investments, accounts receivable, accounts payable, accrued expenses and borrowings under the Company’s long-term debt arrangements. The carrying amount of the Company’s long-term debt arrangements approximates its fair values due to the interest rates the Company believes it could obtain for arrangements with similar terms. The carrying amount of the remainder of the Company’s financial instruments approximated their fair values as of March 31, 2021 and 2020, due to the short-term nature of those instruments (see Note 2).

Strategic investments consist of non-controlling equity investments in privately held companies. As of March 31, 2021 and 2020, the Company did not hold any strategic investments. During the year ended March 31, 2020, the Company held strategic investments of $3.0 million for which the Company did not have the ability to exercise significant influence (see Note 6). The Company elected the measurement alternative for these investments as they did not have readily determinable fair values. These non-marketable equity securities were included in other assets on the consolidated balance sheets and were carried at cost. Any adjustments resulting from impairment or observable price changes in orderly transactions for identical or similar investment of the same issuer are recorded within the consolidated statements of operations. In the years ended March 31, 2020 and 2019, there were no adjustments to the carrying value of strategic investments resulting from impairments or observable price changes.

The Company has evaluated the estimated fair value of financial instruments using available market information. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

Fair values determined using “Level 1 inputs” utilize unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined using "Level 2 inputs" utilize quoted prices that are directly or indirectly observable. Fair values determined using “Level 3 inputs” utilize unobservable inputs for determining fair values of assets or liabilities that reflect an entity's own assumptions in pricing assets or liabilities. As of March 31, 2021 and 2020, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

The following table summarizes financial assets measured and recorded at fair value on a recurring basis in the accompanying consolidated balance sheets as of March 31, 2021 and 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Total
Assets:
Money market funds	$15,366	$—	$15,366

	March 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Total
Assets:
Money market funds	$17,495	$—	$17,495

9. Leases

The Company has operating leases for data centers and facilities and finance leases for certain equipment. The leases have remaining lease terms of less than one year to 8 years, some of which include options to extend the leases for up to 10 years. The Company recognizes lease expense for operating leases on a straight-line basis over the lease term. Variable costs, which are based on actual usage, are not included in the measurement of ROUAs and lease liabilities but are expensed when the event determining the amount of variable consideration to be paid occurs. Amortization expense of the ROUA for finance leases is recognized on a straight-line basis over the lease term and interest expense for finance leases is recognized based on the effective interest method using an incremental borrowing rate.

The components of lease expense were as follows:

	Year ended March 31,
	2021	2020
Short-term lease cost	$169	$308
Variable lease cost	6,554	4,144
Operating lease cost	36,449	37,906
Finance lease cost:
Amortization of lease assets	1,000	1,179
Interest on lease liabilities	43	93
Total finance lease cost	$1,043	$1,272

Supplemental cash flow information related to leases was as follows:

	Year ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$39,580	$32,816
Operating cash outflows from finance leases	$43	$74
Financing cash outflows from finance leases	$1,057	$844

Weighted-average remaining lease term and discount rate:

	As of March 31,	As of March 31,
	2021	2020
Weighted-average remaining lease term (in years)
Operating leases	5.76	6.46
Finance leases	0.35	1.31
Weighted-average discount rate
Operating leases	4.58%	4.74%
Finance leases	4.83%	4.83%

Maturities of lease liabilities as of March 31, 2021 were as follows:

Year Ending March 31,	Operating Leases	Finance Leases
2022	$39,328	$326
2023	31,795	—
2024	23,149	—
2025	21,736	—
2026	17,437	—
Thereafter	32,281	—
Total lease payments	165,726	326
Less: imputed interest	(19,963)	(3)
Total lease liabilities	$145,763	$323

As of March 31, 2021, the Company had additional leases with future lease payments of $10.5 million, the terms of which have not yet commenced. These leases are expected to commence in the next fiscal year with lease terms of approximately three to five years.

Rent expense related to the Company’s office facilities was $5.3 million for the year ended March 31, 2019.

10. Debt

In July 2018, the Company entered into that certain credit agreement (the Credit Agreement), dated as of July 23, 2018 by and among the Company, certain of the Company’s subsidiaries party thereto, as guarantors, certain financial institutions party thereto from time to time, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (the Administrative Agent). The Credit Agreement provided the Company with a $100.0 million senior secured term loan (the Term Loan) and a $50.0 million senior secured revolving credit facility (the Revolving Facility, and together with the Term Loan, the Credit Facility). In June 2020, the Credit Agreement was amended to permit the Company to issue letters of credit in certain additional foreign currencies beyond the U.S. dollar and the British pound (as amended, the Credit Agreement, the Term Loan and the Revolving Facility are referred to herein as the Credit Facility). Interest under the Credit Facility accrues at a rate between LIBOR plus 1.375% and LIBOR plus 1.875%, based on the Company’s ratio of indebtedness to earnings before interest, taxes, depreciation, amortization and certain other adjustments (Consolidated EBITDA). Based on this ratio, the effective interest rate as of March 31, 2021 and 2020 under the Credit Facility is LIBOR plus 1.375% and LIBOR plus 1.375%, respectively. The term of the Credit Facility is five years, maturing on July 23, 2023. At the time the Company entered into the Credit Agreement, there was no outstanding debt.

The Company was in compliance with all covenants as of March 31, 2021 and 2020.

The Company allocated debt issuance costs for the Credit Facility on a pro-rata basis between the Term Loan and Revolving Facility. The debt issuance costs on the Term Loan are recorded as a reduction of debt and are amortized and recognized as additional interest expense over the life of the debt instrument using the effective interest method. The debt issuance costs on the Revolving Facility are recorded in other assets and are amortized and recognized as additional interest expense over the life of the Revolving Facility on a straight-line basis. As of March 31, 2021 and 2020, the balance of debt issuance costs recorded as a reduction of debt was $0.6 million and $0.9 million, respectively and the balance of debt issuance costs recorded in other assets was $0.3 million and $0.5 million, respectively. Total interest expense under the Credit Facility for the years ended March 31, 2021, 2020 and 2019 was $2.3 million, $3.9 million and $3.0 million, respectively.

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

As of March 31, 2021 and 2020, the Company had $86.9 million and $93.8 million, respectively, outstanding on the Term Loan and had $17.5 million and nil outstanding borrowings under the Revolving Facility, respectively, which was drawn down in July 2020. As of March 31, 2021 and 2020, total availability under the Revolving Facility was reduced by outstanding letters of credit of $2.2 million and $2.0 million, respectively. As of March 31, 2021 and 2020, total availability under the Revolving Facility was $30.3 million and $48.0 million, respectively. Future minimum principal payment obligations under the Term Loan are as follows:

Fiscal Year Ending March 31,	Debt
2022	$9,375
2023	10,000
2024	85,000
Total minimum debt payments	104,375
Less: Debt issuance costs	(614)
Less: Current portion of long-term debt	(9,090)
Long-term debt	$94,671

11. Related Party Transactions

Certain of the Company’s shareholders and certain companies affiliated with our directors and executive officers were also customers of the Company during the periods included in the consolidated financial statements. Revenue recognized during the years ended March 31, 2021, 2020 and 2019 and accounts receivable outstanding as of March 31, 2021 and 2020 related to these transactions were not material.

12. Shareholders’ Equity

The following ordinary shares were reserved for future issuance under the 2015 Plan, Historical Plans and ESPP (as defined below in Note 13):

As of March 31,
2021
Options outstanding under share option plans	5,322,599
Unvested RSUs	2,630,359
Options and awards available for future grant under the 2015 Plan	11,311,233
Shares reserved for issuance under ESPP	579,973
Total authorized ordinary shares reserved for future issuance	19,844,164

13. Share-Based Compensation

For the years ended March 31, 2021, 2020 and 2019, all grants of share-based awards have been made under the Mimecast Limited 2015 Share Option and Incentive Plan (the 2015 Plan) and the 2015 Employee Share Purchase Plan (the ESPP). Additionally, the Company has two pre-IPO share-based compensation plans including the Mimecast Limited 2010 EMI Share Option Scheme (the 2010 Plan), and the Mimecast Limited Approved Share Option Plan (the Approved Plan) (the 2010 Plan and the Approved Plan, collectively, the Historical Plans). Subsequent to November 19, 2015, the IPO date, no further grants under the Historical Plans were permitted.

The 2015 Plan allows the compensation committee of the board of directors to make equity-based incentive awards to the Company’s officers, employees, non-employee directors and consultants. Initially, a total of 5.5 million ordinary shares were reserved for the issuance of awards under the 2015 Plan. This number is subject to adjustment in the event of a share split, share dividend or other change in our capitalization. The 2015 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1st by 5% of the outstanding number of ordinary shares on the immediately preceding December 31 or such lesser number of shares as determined by the board of directors.

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

Share-based compensation expense recognized under the 2015 Plan, Historical Plans and ESPP in the accompanying consolidated statements of operations was as follows:

	Year ended March 31,
	2021	2020	2019
Cost of revenue	$4,619	$3,445	$1,684
Research and development	15,446	10,900	6,199
Sales and marketing	17,380	13,141	7,856
General and administrative	16,203	12,058	10,215
Total share-based compensation expense	$53,648	$39,544	$25,954

In certain situations, the board of directors has approved modifications to employee share option agreements, including acceleration of vesting or the removal of exercise restrictions for share options for which the service-based vesting has been satisfied, which resulted in additional share-based compensation expense. There was no material modification expense recognized in the years ended March 31, 2021 and 2020. The total modification expense recognized in the year ended March 31, 2019 was $3.2 million.

Share Options

Share option activity under the 2015 Plan and Historical Plans for the year ended March 31, 2021 was as follows:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2020	6,271,111	$31.61	7.55	$47,621
Options granted	878,257	$35.17
Options exercised	(1,324,659)	$20.88
Options forfeited and cancelled	(502,110)	$39.60
Outstanding as of March 31, 2021	5,322,599	$34.13	6.81	$43,683
Exercisable as of March 31, 2021	2,908,817	$29.40	5.87	$36,050

For the years ended March 31, 2021, 2020 and 2019, the total intrinsic value of options exercised was $33.3 million, $40.0 million and $66.4 million, respectively. For the years ended March 31, 2021, 2020 and 2019, total cash proceeds from option exercises were $27.6 million, $20.1 million and $21.4 million, respectively.

As of March 31, 2021, there was approximately $36.0 million of unrecognized share-based compensation related to unvested share options, which is expected to be recognized over a weighted-average period of 2.23 years.

ESPP

In the years ended March 31, 2021, 2020 and 2019, the Company issued 178 thousand, 165 thousand and 138 thousand shares, respectively, in connection with its ESPP offerings and the cash proceeds from shares purchased were $6.4 million, $5.3 million and $3.6 million, respectively. In the years ended March 31, 2021, 2020 and 2019, the Company recognized $2.4 million, $1.8 million and $1.3 million of share-based compensation expense under the ESPP, respectively.

RSUs

The Company grants RSUs to its non-employee directors and its employees. Non-employee directors receive an initial RSU grant upon joining the board of directors that vests over three years and an annual grant each year thereafter that vests fully on the one-year anniversary of the grant date. RSUs granted to employees generally vest in four equal annual installments.

RSU activity under the 2015 Plan for the year ended March 31, 2021 was as follows:

	Number of Awards	Weighted Average Grant Date Fair Value	Intrinsic Value (in thousands)
Unvested RSUs as of March 31, 2020	1,276,840	$43.64	$45,072
RSUs granted	2,089,168	$36.33
RSUs vested	(402,149)	$42.22
RSUs forfeited	(333,500)	$39.22
Unvested RSUs as of March 31, 2021	2,630,359	$38.62	$105,767

As of March 31, 2021, there was approximately $77.9 million of unrecognized share-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 2.79 years.

14. Commitments and Contingencies

Litigation

On September 10, 2019, ZapFraud, Inc. (ZapFraud), filed a complaint in the U.S. District Court for the District of Delaware against the Company’s wholly owned subsidiaries, Mimecast North America, Inc., Mimecast Services Limited and Mimecast UK Limited. The complaint alleges that certain elements of the Company’s email security technology infringe a patent held by ZapFraud.  ZapFraud seeks an award for damages in an unspecified amount, attorney’s fees and injunctive relief. On November 22, 2019, the Company filed a Motion to Dismiss for Failure to State a Claim. On April 24, 2020, ZapFraud amended its complaint by alleging that the Company’s email security technology infringes an additional patent that was recently issued to ZapFraud. On May 22, 2020, the Company filed a revised Motion to Dismiss for Failure to State a Claim that responds to ZapFraud’s amended complaint. On September 18, 2020, the court held a hearing on the motion and on November 20, 2020 the magistrate judge issued a recommendation that the court grant the Company’s motion. On December 11, 2020, ZapFraud filed objections to the magistrate judge’s recommendation and the Company responded to those objections on January 4, 2021. On March 25, 2021, the court adopted the recommendation of the magistrate judge, and granted the Company’s motion to dismiss. There are no pending motions and no appeal has been filed. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and potential settlement costs, diversion of management resources and other factors.

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

Except as described above, the Company was not subject to any material legal proceedings during the years ended March 31, 2021, 2020 and 2019, and, to the best of its knowledge, except as described above, no material legal proceedings are currently pending or threatened.

Indemnification

In the ordinary course of business, the Company provides indemnifications of varying scope and terms to customers, business partners, vendors, lessors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from intellectual property infringement claims made by third parties, the Company’s breach of certain agreements, and other liabilities relating to or arising from the Company’s acts or omissions. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular indemnification. Based on historical experience and information known as of March 31, 2021, the Company has not incurred any costs for the above indemnities.

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

Security Incident

In January 2021, the Company became aware of a security incident later determined to be conducted by the same sophisticated threat actor responsible for the SolarWinds supply chain attack. The Company immediately launched an internal forensic investigation. The investigation was supported by leading third-party forensics and cyber incident response experts at Mandiant, a division of FireEye, Inc., and in coordination with law enforcement to aid their investigation into this threat actor. During the investigation, the Company learned that the threat actor used the SolarWinds supply-chain compromise to gain access to part of its production grid environment. Using this entry point, the threat actor accessed certain Mimecast-issued certificates and related customer server connection information. The threat actor also accessed a subset of email addresses and other contact information, as well as encrypted and/or hashed and salted credentials. In addition, the threat actor accessed and downloaded a limited number of the Company’s source code repositories, but the Company found no evidence of any modifications to its source code nor does it believe there was any impact on its products. As the investigation progressed, the Company issued a series of advisories to affected customers, including recommended precautionary steps to mitigate risk and, in some cases, to address regulatory requirements. The forensic investigation was completed in March 2021 and the Company has eliminated the threat actor’s access to its environment. The Company has taken a number of actions to prevent future access to its environment and will continue to monitor for threats and take precautionary steps as needed.

The Company is subject to risk and significant uncertainties as a result of this security incident, including those described in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. While the investigation is complete, there can be no assurance as to what the overall impact of these events will be. These types of events often have cascading impacts that unfold over time and may result in a loss of revenue, a diminution of the Company’s business prospects and incremental costs, including costs associated with litigation or investigations by regulatory authorities, any of which may adversely impact the Company’s financial results.

The Company has incurred and expects to incur significant costs related to the security incident. For the period ended March 31, 2021, the Company recorded $0.8 million of pre-tax expenses related to the security incident, net of anticipated insurance recoveries. Expenses include costs of the forensic investigation, remediation costs, and legal and other professional services. It is also expected that the Company will continue to incur costs related to its response, remediation, and investigatory efforts relating to this security incident. While the Company has cyber insurance coverage, the amount of such insurance may be insufficient to compensate for any expenses or losses that may result from the security incident or the insurance carrier may refuse to reimburse the Company for certain costs under the terms of the policy. The full scope of the costs and related impacts of the security incident, including the availability of insurance to offset some of these costs, cannot be estimated at this time.

15. Employee Benefit Plans

The Company maintains a defined contribution savings plan under Section 401(k) of the U.S. Internal Revenue Code of 1986 (the 401(k) Plan), covering all U.S. employees who satisfy certain eligibility requirements. The 401(k) Plan allows each participant to contribute a percentage of their eligible compensation subject to applicable annual limits pursuant to the limits established by the Internal Revenue Service. The Company’s matching contributions were $2.1 million, $1.6 million and $1.2 million for the years ended March 31, 2021, 2020 and 2019, respectively.

The Company contributes to a defined contribution savings plan for its employees in the United Kingdom who satisfy certain eligibility requirements. The plan allows each participant to contribute a percentage of their compensation and the Company contributes an additional 3.5% of all earnings for those employees in the scheme on a monthly basis. The Company’s contributions were $2.3 million, $1.9 million and $1.5 million for the years ended March 31, 2021, 2020, and 2019, respectively.

Beginning in fiscal year 2020, the Company contributes to defined contribution savings plans for its employees in South Africa, Germany, and the Netherlands, who satisfy certain eligibility requirements. The plans allow each participant to contribute a percentage of their compensation and the Company contributes an additional 5%, 3%, and 3%, respectively of all earnings for those employees in the scheme on a monthly basis subject to applicable national limits. The Company’s contributions were $0.4 million for each of the years ended March 31, 2021 and 2020.

Beginning in fiscal year 2021, the Company contributes to a defined contribution savings plan for its employees in Canada who satisfy certain eligibility requirements. The plan allows each participant to contribute a percentage of their compensation and the Company contributes up to an additional 2% of all earning for those employees in the scheme subject to applicable national limits. The Company’s contributions were immaterial for the year ended March 31, 2021.

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

Geographic Data

The Company allocates, for the purpose of geographic data reporting, its revenue based upon the location of the contracting subsidiary. Total revenue by geographic area was as follows:

	Year ended March 31,
	2021	2020	2019
United States	$256,979	$219,423	$169,286
United Kingdom	143,978	123,620	103,900
South Africa	51,601	51,549	46,275
Other	48,841	32,371	20,916
Total revenue	$501,399	$426,963	$340,377

Property and equipment, net by geographic location consisted of the following:

	As of March 31,
	2021	2020
United States	$40,129	$39,193
United Kingdom	28,892	29,644
South Africa	7,942	7,093
Other	15,928	9,248
Total	$92,891	$85,178

17. Income Taxes

Income (loss) before income taxes consisted of the following:

	Year ended March 31,
	2021	2020	2019
United Kingdom	$15,487	$(20,528)	$(4,626)
Foreign	15,954	20,687	(374)
Income (loss) before income taxes	$31,441	$159	$(5,000)

The provision for income taxes in the accompanying consolidated financial statements is comprised of the following:

	As of March 31,
	2021	2020	2019
Current tax expense:
Foreign	$2,536	$2,939	$3,493
Total current tax expense	2,536	2,939	3,493
Deferred tax expense (benefit):
Domestic	—	—	(578)
Foreign	(840)	(580)	(914)
Total deferred tax benefit	(840)	(580)	(1,492)
Total provision for income taxes	$1,696	$2,359	$2,001

The reconciliation of the United Kingdom statutory tax rate to the Company’s effective tax rate included in the accompanying consolidated statements of operations is as follows:

	Year ended March 31,
	2021	2020	2019
Tax at statutory rate	19.0%	19.0%	19.0%
U.S. state taxes, net of federal	(0.2)	558.0	31.1
Foreign rate differential	1.0	291.5	26.3
Meals and entertainment	0.2	432.6	(11.4)
Branch income	0.1	(69.9)	(0.6)
Share-based compensation	(4.4)	(2,341.9)	172.3
Tax credits	(3.1)	(375.5)	7.7
Unremitted earnings	0.4	101.3	(3.8)
Change in valuation allowance	(6.6)	(1,456.8)	(249.9)
Deferred tax true-ups	1.9	116.2	(3.5)
Tax reserves	2.7	3,147.4	(4.9)
Provision to return	0.6	37.6	(0.1)
Withholding taxes	2.4	323.5	(2.6)
Non-deductible expenses	0.4	197.7	(5.2)
Deferred tax rate change	(9.4)	473.1	(6.3)
Acquisition-related costs	0.4	91.7	(7.6)
Foreign exchange	—	(59.5)	—
Other	—	(2.4)	(0.5)
Effective Tax Rate	5.4%	1,483.6%	(40.0)%

Although the Company’s parent entity is organized under Jersey law, our affairs are, and are intended to be, managed and controlled in the United Kingdom for tax purposes. Therefore, the Company is resident in the United Kingdom for tax purposes. The Group’s parent entity is domiciled in the United Kingdom and its earnings are subject to 19% statutory tax rates for the years ended March 31, 2021, 2020 and 2019, respectively. The Company’s effective tax rate differs from the statutory rate each year primarily due to windfall tax benefits on equity award exercises and vests, the valuation allowance maintained against the Company’s net deferred tax assets, the jurisdictional earnings mix, generation of tax credits, withholding taxes, an increase in uncertain tax positions, and deferred tax rate changes. In addition, during the year ended March 31, 2021, the Company recognized a tax benefit of $0.7 million for the release of a portion of the Company’s pre-existing U.S. valuation allowance as a result of the MessageControl business combination.

Deferred tax assets and liabilities reflect the net tax effects of net operating loss carryovers and the temporary differences between the assets and liabilities carrying value for financial reporting and the amounts used for income tax purposes. The Company’s significant deferred tax assets (liabilities) components are as follows:

	As of March 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$30,438	$30,879
Share-based compensation	14,418	9,501
Deferred revenue	1,891	2,315
Fixed assets	5,275	4,718
Lease liability	20,266	19,622
Accrued compensation	3,527	1,786
Income tax credits	2,719	2,311
Other	1,612	2,042
Gross deferred tax assets	80,146	73,174
Deferred tax liabilities:
Fixed assets	(7,818)	(7,414)
Unremitted earnings	(574)	(362)
Intangible assets	(5,308)	(6,453)
Capitalized commissions	(12,830)	(9,751)
Right-of-use asset	(18,537)	(17,113)
Other	(737)	(262)
Gross deferred tax liabilities	(45,804)	(41,355)
Valuation allowance	(36,746)	(34,224)
Deferred tax liabilities, net	$(2,404)	$(2,405)

In assessing the ability to realize the Company’s net deferred tax assets, management considers various factors including taxable income in carryback years, future reversals of existing taxable temporary differences, tax planning strategies, and future taxable income projections to determine whether it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Based on the negative evidence, the Company has determined that the uncertainty regarding realizing its deferred tax assets is sufficient to warrant the need for a full valuation allowance against its worldwide net deferred tax assets. The $2.5 million net increase in the valuation allowance from 2020 to 2021 is primarily attributable to the increase in the United Kingdom corporate income tax rate from 17% to 19% in 2021. Additionally, the change in valuation allowance is impacted by the operating results in jurisdictions in which we maintain a valuation allowance, including the impact of shared based compensation windfall tax deductions  and currency translation adjustments in jurisdictions where the functional currency is not the U.S. dollar.

As of March 31, 2021, the Company had U.K. net operating loss carryforwards of approximately $68.6 million that do not expire. As of March 31, 2021, the Company had U.S. federal net operating loss carryforwards of approximately $63.3 million. U.S. federal net operating loss carryforwards generated through March 31, 2018 of approximately $39.2 million expire at various dates through 2038, and U.S. federal net operating loss carryforwards generated in the tax years beginning after March 31, 2018 of approximately $24.1 million do not expire. As of March 31, 2021, the Company had U.S. state net operating loss carryforwards of approximately $34.3 million, substantially all of which expire at various dates through 2041. As of March 31, 2021, the Company had Australian net operating loss carryforwards of approximately $26.6 million that do not expire. As of March 31, 2021, the Company had German net operating loss carryforwards of approximately $10.3 million that do not expire. As of March 31, 2021, the Company had Israeli net operating loss carryforwards of approximately $8.0 million that do not expire. As of March 31, 2021, the Company had Canadian net operating loss carryforwards of approximately $2.2 million that expire in 2041. As of March 31, 2021, the Company had U.K. income tax credit carryforwards of $2.1 million that do not expire. As of March 31, 2021, the Company had an Israeli income tax credit carryforward of $0.5 million that expires at various dates from 2024 through 2026.

Under Section 382 of the U.S. Internal Revenue Code of 1986, if a corporation undergoes an ownership change, the corporation’s ability to use its pre-change net operating loss carryforwards to offset its post-change income and taxes may be limited. In general, an ownership change occurs if there is a 50 percent cumulative change in ownership of the Company over a rolling three-year period. Similar rules may apply under U.S. state tax laws. The Company believes that it has experienced an ownership change in the past and may experience ownership changes in the future resulting from future transactions in our share capital, some of which may be outside the Company’s control. The Company’s ability to utilize its net operating loss carryforwards or other tax attributes to offset U.S. federal and state taxable income in the future may be subject to future limitations. The most recent analysis of the Company’s historical ownership changes was completed through March 31, 2021. Based on the analysis, the Company does not anticipate a significant limitation on the utilization of the Company’s tax attributes.

As of March 31, 2021 and 2020, the Company had liabilities for uncertain tax positions of $12.4 million and $10.4 million, respectively, none of which, if recognized, would materially impact the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year ended March 31,
	2021	2020
Beginning balance	$10,355	$6,016
Additions based on tax positions related to current year	324	535
Additions for tax positions of prior years	1,242	4,235
Additions (reductions) due to change in foreign exchange rate	937	(431)
Expiration of statutes of limitation	(307)	—
Reductions due to tax positions of prior years	(169)	—
Ending balance	$12,382	$10,355

Interest and penalty charges, if any, related to uncertain tax positions are classified as income tax expense in the accompanying consolidated statements of operations. As of March 31, 2021 and 2020, the Company had immaterial accrued interest or penalties related to uncertain tax positions.

The Company is subject to taxation in the United Kingdom and several foreign jurisdictions. As of March 31, 2021, the Company is no longer subject to examination by taxing authorities in the United Kingdom for years prior to March 31, 2019. The significant foreign jurisdictions in which the Company operates are no longer subject to examination by taxing authorities for years prior to March 31, 2017. In addition, net operating loss carryforwards in certain jurisdictions may be subject to adjustments by taxing authorities in future years when they are utilized.

The Company had approximately $59.2 million of unremitted foreign earnings as of March 31, 2021. Income taxes have been provided, if applicable, on approximately $16.7 million of the unremitted foreign earnings. Income taxes have not been provided on approximately $42.5 million of unremitted foreign earnings because they are considered to be indefinitely reinvested. The tax payable on the earnings that are indefinitely reinvested would be immaterial.

18. Subsequent Events

Share Option and RSU Grants

On April 1, 2021, the Company granted approximately 0.7 million share options and 1.5 million RSUs to its employees as part of its annual share-based award grant. The grant date fair value per share for share options and RSUs was $18.80 and $40.85, respectively.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2021 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (2013). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of March 31, 2021.

The effectiveness of our internal control over financial reporting as of March 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Mimecast Limited

Opinion on Internal Control over Financial Reporting

We have audited Mimecast Limited’s internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Mimecast Limited (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2021, and the related notes and our report dated May 27, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts

May 27, 2021

Item 9B. Other Information.

On May 25, 2021, the Compensation Committee of the Board of Directors of the Company, approved the Mimecast Limited Executive Severance and Change in Control Plan, or the Severance Plan, pursuant to which certain senior management employees, including the Company’s named executive officers other than the Company’s Chief Executive Officer, may be eligible for certain payments and benefits. The Severance Plan replaces the severance provisions in the offer letters with each eligible participant in the Severance Plan, each, an Eligible Participant. The Severance Plan was adopted following a review of the severance provisions applicable to members of the Company’s senior management team and in consultation with the Compensation Committee’s independent compensation consultant with the goal of standardizing severance payments and benefits for Eligible Participants while generally preserving existing contractual severance and equity acceleration provisions applicable to the Eligible Participants.

Pursuant to the Severance Plan, in the event that an Eligible Participant’s employment is terminated by the Company without “cause” or an Eligible Participant resigns for “good reason” (as each such term is defined in the Severance Plan) and subject to the execution and effectiveness of a separation agreement including, among other things, a general release of claims in favor of the Company and related persons and entities, Eligible Participants are eligible to receive the following severance payments and benefits:

•

cash severance equal to the sum of (i) 75% of the Eligible Participant’s base salary and (ii) an amount equal to 75% of the Eligible Participant’s target bonus, payable in substantially equal installments in accordance with the Company’s payroll practice over nine months; and

•

subject to the Eligible Participant’s copayment of premium amounts at the applicable active employees’ rate and proper election to continue COBRA health coverage, continued payment of the monthly employer contribution that the Company would have paid to provide health insurance to the Eligible Participant if the Eligible Participant had remained employed until the earliest of (i) nine months following termination, (ii) the Eligible Participant’s eligibility for group medical plan benefits under any other employer’s group medical plan or (iii) the end of the Eligible Participant’s COBRA health continuation period.

The Severance Plan also provides that, in the event of a “change in control” (as defined in the Severance Plan), 50% of the unvested portion of all share options, restricted share units and other share-based awards held by an Eligible Participant that are subject solely to time-based vesting, or Time-Based Equity Awards, shall immediately accelerate and become fully vested and exercisable or nonforfeitable as of immediately prior to the change in control.  In addition, if an Eligible Participant’s employment is terminated by the Company (or its successor) without cause or an Eligible Participant resigns for good reason upon a change in control or within one year following a change in control, then all Time-Based Equity Awards shall immediately accelerate and become fully vested and exercisable or nonforfeitable as of the date of termination.

The foregoing description of the Severance Plan is summary in nature and is qualified in its entirety by the text of the Severance Plan, which is attached hereto as Exhibit 10.42, and which is incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be set forth in the Definitive Proxy Statement for our 2021 Annual General Meeting of Shareholders of Mimecast Limited, or the Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after March 31, 2021, and such information is incorporated into this Annual Report on Form 10-K by reference.

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

Item 14. Principal Accountant Fees and Services.

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File Number	Exhibit Number	File Date (mm/dd/yyyy)

3.1	Memorandum and Articles of Association of the Registrant	F-1/A	333-207454	3.2	11/06/2015

4.1	Specimen certificate evidencing ordinary shares of the Registrant	F-1/A	333-207454	4.1	11/06/2015
4.2	Description of Securities	10-K	333-207454	4.2	05/22/2020

10.1#	Mimecast UK 2007 Key Employee Share Option Plan and Form of Share Option Agreement	F-1	333-207454	10.6	10/16/2015

10.2#	Mimecast UK 2010 EMI Share Option Scheme	F-1	333-207454	10.7	10/16/2015

10.3#	Mimecast UK Approved Share Option Plan and Form of Share Option Certificate	F-1	333-207454	10.8	10/16/2015

10.4#	Mimecast Limited 2015 Share Option and Incentive Plan	F-1/A	333-207454	10.9	11/06/2015

10.5#	German Sub-Plan to the Mimecast Limited 2015 Share Option and Incentive Plan	10-K	001-37637	10.6	05/29/2018

10.6#	Form of Agreements under the Mimecast Limited 2015 Share Option and Incentive Plan	10-K	001-37637	10.7	05/29/2018

10.7#	Mimecast Limited 2015 Employee Share Purchase Plan	10-K	001-37637	10.8	05/22/2020

10.8#	German Sub-Plan to the Mimecast Limited 2015 Employee Share Purchase Plan	10-K	001-37637	10.9	05/29/2018

10.9	Lease dated February 17, 2017 by and between Mimecast North America, Inc. and 191 Spring Street Trust	20-F	001-37637	4.11	05/26/2017

10.10	Agreement for Lease dated as of January 2, 2018 by and between Bluebutton Developer Company (2012) Limited, Bluebutton Properties UK Limited, B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited, and the Company, and the related Underleases	10-K	001-37637	10.20	05/29/2018

10.11#	Amended and Restated Employment Agreement dated as of September 2, 2015 between Mimecast North America, Inc. and Peter C. Bauer	10-K	001-37637	10.21	05/29/2018

10.12	Credit Agreement dated as of July 23, 2018, by and among Mimecast Limited, certain of Mimecast Limited’s subsidiaries party thereto, as guarantors, certain financial institutions party thereto from time to time, as Lenders, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-37637	10.1	07/24/2018

10.13	Pledge and Security Agreement dated as of July 23, 2018, by and among Mimecast UK Limited, the Grantors (as defined in the Pledge and Security Agreement) and JPMorgan Chase Bank, N.A., as administrative agent to the Lenders party to the Credit Agreement	8-K	001-37637	10.2	07/24/2018

		Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File Number	Exhibit Number	File Date (mm/dd/yyyy)

10.14	Trademark Security Agreement dated as of July 23, 2018, by and among Ataata, Inc., Mimecast Services Limited, in favor of JPMorgan Chase Bank, N.A., as administrative agent to the Lenders party to the Credit Agreement	8-K	001-37637	10.3	07/24/2018

10.15	Patent Security Agreement dated as of July 23, 2018, by and between Mimecast Services Limited, in favor of JPMorgan Chase Bank, N.A., as administrative agent to the Lenders party to the Credit Agreement	8-K	001-37637	10.4	07/24/2018

10.16	Security Agreement dated as of July 23, 2018 by and between Mimecast UK Limited, Mimecast Services Limited, Mimecast USD Limited, Mimecast Development Limited, as the original chargors, and JPMorgan Chase Bank, N.A., as the collateral agent	8-K	001-37637	10.5	07/24/2018

10.17	Security Interest Agreement dated as of July 23, 2018, between Mimecast Limited and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-37637	10.6	07/24/2018

10.18	Security Interest Agreement dated as of July 23, 2018, between Mimecast Offshore Limited and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-37637	10.7	07/24/2018

10.19	Security Interest Agreement dated as of July 23, 2018, between Mimecast Services Limited and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-37637	10.8	07/24/2018

10.20	Security Interest Agreement dated as of July 23, 2018, between Mimecast UK Limited and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-37637	10.9	07/24/2018

10.21#	Israeli Sub-Plan to the Mimecast Limited 2015 Share Option and Incentive Plan	10-Q	001-37637	10.39	11/08/2018

10.22#	Israeli Form of Agreements under the Mimecast Limited 2015 Share Option and Incentive Plan	10-Q	001-37637	10.40	11/08/2018

10.23	First Amendment to Lease dated as of the 8th day of August 2018 by and between 191 Spring Street Trust and Mimecast North America, Inc.	10-Q	001-37637	10.41	11/08/2018

10.24	Deed of Variation dated 17 January 2019 to Agreement for Lease dated as of January 2, 2018 by and between Bluebutton Developer Company (2012) Limited, Bluebutton Properties UK Limited, B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited and Mimecast Limited	10-Q	001-37637	10.43	02/11/2019

10.25#	Offer Letter between Mimecast Limited and Rafe Brown, dated February 7, 2019	8-K	001-37637	10.1	02/11/2019

10.26#	Offer Letter between Mimecast Limited and Christina Van Houten, dated March 7, 2018	10-K	001-37637	10.38	05/29/2019

		Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File Number	Exhibit Number	File Date (mm/dd/yyyy)

10.27	Second Amendment to Lease dated as of the 26th day of March 2019 by and between 191 Spring Street Trust and Mimecast North America, Inc.	10-K	001-37637	10.40	05/29/2019

10.28	Lease of 3rd Floor of 1 Finsbury Avenue, London EC2 dated 29 March 2019 between B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited and Mimecast Limited	10-K	001-37637	10.41	05/29/2019

10.29	Lease of 4th Floor of 1 Finsbury Avenue, London EC2 dated 29 March 2019 between B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited and Mimecast Limited	10-K	001-37637	10.42	05/29/2019

10.30	Lease of 5th Floor of 1 Finsbury Avenue, London EC2 dated 29 March 2019 between B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited and Mimecast Limited	10-K	001-37637	10.43	05/29/2019

10.31#	Form of Non-Qualified Share Option Agreement for Company Employees Outside the United States under the Mimecast Limited 2015 Share Option and Incentive Plan	10-K	001-37637	10.40	05/22/2020

10.32#	Form of Restricted Share Unit Award Agreement for Company Employees Outside the United States under the Mimecast Limited 2015 Share Option and Incentive Plan	10-K	001-37637	10.41	05/22/2020

10.33#	Mimecast Limited Executive Incentive Plan – FY 2021	10-K	001-37637	10.42	05/22/2020

10.34#	Offer Letter between Mimecast Limited and Dino DiMarino, dated June 23, 2016	10-K	001-37637	10.44	05/22/2020

10.35#	Offer Letter between Mimecast Services Limited and Heather Bentley, dated October 13, 2019	10-K	001-37637	10.45	05/22/2020

10.36#	Employment Contract between Mimecast Services Limited and Heather Bentley dated 25 November 2019	10-K	001-37637	10.46	05/22/2020

10.37	Amendment No. 1 to Credit Agreement dated as of June 12, 2020, by and among Mimecast Limited, certain of Mimecast Limited’s subsidiaries party thereto, as guarantors, certain financial institutions party thereto from time to time, as Lenders, and JPMorgan Chase Bank, N.A., as administrative agent	10-Q	001-37637	10.45	08/03/2020

10.38	Form of Director Indemnification Agreement	8-K	001-37637	10.1	10/08/2020

10.39	Form of Officer Indemnification Agreement	8-K	001-37637	10.2	10/08/2020

10.40#	Transition Agreement dated May 10, 2021 between Mimecast North America, Inc. and Christina Van Houten	8-K	001-37637	10.1	05/11/2021

10.41#	Mimecast Limited Executive Incentive Bonus Plan – FY 2022	8-K	001-37637	10.2	05/11/2021

Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File Number	Exhibit Number	File Date (mm/dd/yyyy)
10.42*#	Mimecast Limited Executive Severance and Change in Control Plan

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP, Registered Public Accounting Firm

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

Mimecast Limited

Date: May 27, 2021	By:	/s/ Peter Bauer
Peter Bauer
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Peter Bauer	Chairman and Chief Executive Officer (Principal Executive Officer)	May 27, 2021
Peter Bauer

/s/ Rafeal Brown	Chief Financial Officer (Principal Financial and Accounting Officer)	May 27, 2021
Rafeal Brown

/s/ Aron Ain	Director	May 27, 2021
Aron Ain

/s/ Alpna J. Doshi	Director	May 27, 2021
Alpna J. Doshi

/s/ Christopher FitzGerald	Director	May 27, 2021
Christopher FitzGerald

/s/ Neil Murray	Director	May 27, 2021
Neil Murray

/s/ Helene Auriol Potier	Director	May 27, 2021
Helene Auriol Potier

/s/ Robert P. Schechter	Director	May 27, 2021
Robert P. Schechter

/s/ Hagi Schwartz	Director	May 27, 2021
Hagi Schwartz

/s/ Stephen M. Ward	Director	May 27, 2021
Stephen M. Ward