Form 10-Q
period 2021-06-30
Mimecast Ltd
filed 2021-08-03
CIK 1644675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 001-37637

MIMECAST LIMITED

(Exact Name of Registrant as Specified in its Charter)

Bailiwick of Jersey	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 Finsbury Avenue London EC2M 2PF United Kingdom	EC2M 2PF
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 996-5340

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)
Ordinary Shares, par value $0.012 per share	MIME	The Nasdaq Global Select Market

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

As of July 28, 2021, the registrant had 65,738,818 shares of ordinary shares, $0.012 par value per share, outstanding.

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

•	We are subject to a number of risks associated with global sales and operations, including without limitation the recent societal unrest in South Africa.

•	Our research and development efforts may not produce new services or enhancements to existing services.

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

Legal and Regulatory Risks

•

Our failure to comply with evolving data privacy, data protection and cloud computing regulations, cross-border data transfer restrictions and other domestic or foreign laws and regulations may result in substantial liability and may limit the use and adoption of, or require modifications to, our products and services, all of which could reduce our revenue, harm our operating results and adversely affect our business.

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

The summary described above should be read together with the text of the full risk factors below and in the other information set forth in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes, as well as in other documents that we file with the Securities and Exchange Commission. If any such risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations. For more information on these risk factors, see Part II, Item 1A, “Risk Factors”, included in this Quarterly Report on Form 10-Q.

ii

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MIMECAST LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	As of June 30,	As of March 31,
	2021	2021
Assets
Current assets
Cash and cash equivalents	$338,433	$292,949
Accounts receivable, net	101,217	114,280
Deferred contract costs, net	16,952	16,165
Prepaid expenses and other current assets	21,778	20,031
Total current assets	478,380	443,425

Property and equipment, net	92,858	92,891
Operating lease right-of-use assets	122,739	128,063
Intangible assets, net	41,447	43,193
Goodwill	176,908	173,952
Deferred contract costs, net of current portion	50,853	50,086
Other assets	2,601	3,097
Total assets	$965,786	$934,707

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$12,576	$10,487
Accrued expenses and other current liabilities	48,843	54,676
Deferred revenue	232,645	237,749
Current portion of finance lease obligations	50	323
Current portion of operating lease liabilities	33,237	33,447
Current portion of long-term debt	9,722	9,090
Total current liabilities	337,073	345,772

Deferred revenue, net of current portion	12,595	12,936
Operating lease liabilities	107,669	112,316
Long-term debt	92,238	94,671
Other non-current liabilities	7,527	8,143
Total liabilities	557,102	573,838

Commitments and contingencies (Note 13)

Shareholders' equity
Ordinary shares, $0.012 par value, 300,000,000 shares authorized; 65,661,585 and 64,562,222 shares issued and outstanding as of June 30, 2021 and March 31, 2021, respectively	788	775
Additional paid-in capital	440,801	408,249
Accumulated deficit	(43,843)	(53,915)
Accumulated other comprehensive income	10,938	5,760
Total shareholders' equity	408,684	360,869
Total liabilities and shareholders' equity	$965,786	$934,707

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIMECAST LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,
	2021	2020
Revenue	$142,549	$115,176
Cost of revenue	33,549	28,469
Gross profit	109,000	86,707
Operating expenses
Research and development	31,486	22,802
Sales and marketing	48,262	44,043
General and administrative	17,923	17,168
Total operating expenses	97,671	84,013
Income from operations	11,329	2,694
Other income (expense)
Interest income	158	177
Interest expense	(536)	(883)
Foreign exchange (expense) income and other, net	(514)	1,763
Total other income (expense), net	(892)	1,057
Income before income taxes	10,437	3,751
Provision for income taxes	365	613
Net income	$10,072	$3,138

Net income per ordinary share
Basic	$0.15	$0.05
Diluted	$0.15	$0.05
Weighted-average number of ordinary shares outstanding
Basic	65,198	63,019
Diluted	66,934	64,676

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIMECAST LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended June 30,
	2021	2020
Net income	$10,072	$3,138
Other comprehensive income:
Change in foreign currency translation adjustment	5,178	3,900
Total other comprehensive income	5,178	3,900
Comprehensive income	$15,250	$7,038

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIMECAST LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three months ended June 30, 2021
					Accumulated
	Ordinary Shares		Additional		Other	Total
	Number of		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of March 31, 2021	64,562	$775	$408,249	$(53,915)	$5,760	$360,869
Net income	—	—	—	10,072	—	10,072
Foreign currency translation adjustment	—	—	—	—	5,178	5,178
Issuance of ordinary shares upon exercise of share options	672	8	18,959	—	—	18,967
Share-based compensation	—	—	17,396	—	—	17,396
ESPP purchase	75	1	3,373	—	—	3,374
Tax withholding on ESPP purchases and vesting of RSUs	(174)	(2)	(7,170)	—	—	(7,172)
Vesting of RSUs	527	6	(6)	—	—	—
Balance as of June 30, 2021	65,662	$788	$440,801	$(43,843)	$10,938	$408,684

	Three months ended June 30, 2020
					Accumulated
	Ordinary Shares		Additional		Other	Total
	Number of		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of March 31, 2020	62,792	$754	$325,808	$(83,660)	$(10,847)	$232,055
Net income	—	—	—	3,138	—	3,138
Foreign currency translation adjustment	—	—	—	—	3,900	3,900
Issuance of ordinary shares upon exercise of share options	249	3	5,037	—	—	5,040
Share-based compensation	—	—	13,666	—	—	13,666
ESPP purchase	87	1	3,094	—	—	3,095
Tax withholding on ESPP purchases and vesting of RSUs	(76)	(1)	(2,574)	—	—	(2,575)
Vesting of RSUs	217	2	(2)	—	—	—
Balance as of June 30, 2020	63,269	$759	$345,029	$(80,522)	$(6,947)	$258,319

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIMECAST LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended June 30
	2021	2020
Operating activities
Net income	$10,072	$3,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,876	8,852
Share-based compensation expense	17,388	13,653
Amortization of deferred contract costs	4,161	2,869
Amortization of debt issuance costs	111	114
Amortization of operating lease right-of-use assets	8,330	7,111
Deferred income tax expense (benefit)	117	(178)
Unrealized currency losses (gains) on foreign denominated transactions	83	(2,733)
Changes in assets and liabilities:
Accounts receivable	13,935	12,405
Prepaid expenses and other current assets	(1,218)	(497)
Deferred contract costs	(5,403)	(5,203)
Other assets	405	217
Accounts payable	4,368	(2,037)
Deferred revenue	(6,599)	(5,645)
Operating lease liabilities	(8,045)	(8,221)
Accrued expenses and other liabilities	(6,881)	5,460
Net cash provided by operating activities	40,700	29,305
Investing activities
Purchases of property, equipment and capitalized software	(9,095)	(10,771)
Net cash used in investing activities	(9,095)	(10,771)
Financing activities
Proceeds from issuance of ordinary shares	21,926	8,135
Withholding taxes related to net share settlement of ESPP purchases and vesting of RSUs	(7,172)	(2,575)
Payments on debt	(1,875)	(1,250)
Payments on finance lease obligations	(273)	(347)
Net cash provided by financing activities	12,606	3,963
Effect of foreign exchange rates on cash	1,273	2,086
Net increase in cash and cash equivalents	45,484	24,583

Cash and cash equivalents at beginning of period	292,949	173,958
Cash and cash equivalents at end of period	$338,433	$198,541

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$426	$763
Cash paid during the period for income taxes	$225	$82

Supplemental disclosure of non-cash investing and financing activities
Unpaid purchases of property, equipment and capitalized software	$4,279	$8,731
Operating lease right-of-use assets exchanged for lease obligations	$2,000	$1,004
Proceeds receivable from issuance of ordinary shares	$415	$—

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

The principal activity of the Company is the provision of cloud security and risk management services for email and corporate information. The Company’s Email Security 3.0 and Cyber Resilience Extension offerings are designed to protect customers from today’s rapidly changing security environment. The Email Security 3.0 strategy addresses threats in three distinct zones: at the email perimeter (Zone 1); inside the network and the organization (Zone 2); and beyond the perimeter (Zone 3). The Company’s Cyber Resilience Extensions expand resilience to other critical elements of an organization’s digital infrastructure. The Company’s primary offerings include: email security; email continuity and sync & recover; email archiving; awareness training; web security; DMARC analyzer; CyberGraph; brand exploit protection; and threat intelligence and our API ecosystem. Mimecast operates principally in Europe, North America, Africa and Australia.

The Company is subject to a number of risks and uncertainties common to companies in similar industries and stages of development including, but not limited to, rapid technological changes, competition from substitute products and services from larger companies, customer concentration, security risks, management of international activities, protection of proprietary rights, patent litigation, and dependence on key individuals.

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited. These financial statements and notes should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 2021 and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on May 27, 2021.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended March 31, 2021 contained in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of June 30, 2021, and for the three months ended June 30, 2021 and 2020. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

The Company reclassified certain amounts within its condensed consolidated statement of cash flows to conform to current period presentation. The reclassifications include $0.1 million from other assets and $0.1 million from accrued expenses and other liabilities to deferred income tax benefit for the three months ended June 30, 2020. These reclassifications had no impact on the Company’s previously reported results of operations or balance sheets.

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

Due to the global COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of June 30, 2021. Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from management’s estimates if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. Changes in estimates are recorded in the period in which they become known.

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions, other events, and circumstances from non-owner sources. Comprehensive income consists of net income and other comprehensive income, which includes certain changes in equity that are excluded from net income. As of June 30, 2021 and March 31, 2021, accumulated other comprehensive income is presented separately on the condensed consolidated balance sheets and consists of cumulative foreign currency translation adjustments.

Accounting Policies

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements. As of June 30, 2021, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K, have not changed.

2. Revenue and Deferred Revenue

Revenue recognized during the three months ended June 30, 2021 and 2020 from amounts included in deferred revenue at the beginning of the respective periods was approximately $99.9 million and $80.8 million, respectively. Revenue recognized during the three months ended June 30, 2021 and 2020 from performance obligations satisfied or partially satisfied in previous periods was not material.

Contracted revenue as of June 30, 2021 and March 31, 2021

that has not yet been recognized (contracted and not recognized) was $116.6 million and $117.5 million, respectively, which includes deferred revenue and non-cancellable amounts that will be invoiced and recognized as revenue in future periods and excludes contracts with an original expected length of one year or less. The Company expects 53% of contracted and not recognized revenue to be recognized over the next year, 46% in years two and three, with the remaining balance recognized thereafter.

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

Credit risk with respect to accounts receivable is dispersed due to the Company’s large number of customers. The Company’s accounts receivable are derived from revenue earned from customers primarily located in the United States, the United Kingdom, and South Africa. The Company generally does not require its customers to provide collateral or other security to support accounts receivable. The Company maintains an allowance for its doubtful accounts receivable due to estimated credit losses. The Company estimates credit losses at the reporting date resulting from the inability of its customers to make required payments, including its historical experience of actual losses and the aging of such receivables. These receivables have been pooled by shared risk characteristics. Based on known information the Company may also establish specific allowances for customers in an adverse financial condition or adjust its expectations of changes in conditions that may impact the collectability of outstanding receivables. Credit losses historically have not been significant and the Company generally has not experienced any material losses related to receivables from individual customers, or groups of customers. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable. The Company will continue to actively monitor the impact of the global COVID-19 pandemic on expected credit losses. As of June 30, 2021 and March 31, 2021, no individual customer represented more than 10% of the Company’s accounts receivable. During the three months ended June 30, 2021 and 2020, no individual customer represented more than 10% of the Company’s revenue.

When investments are held the Company diversifies its investment portfolio by investing in multiple types of investment-grade securities and attempts to mitigate the risk of loss by using a third-party investment manager. As of June 30, 2021 and March 31, 2021, the Company did not hold any investments.

4. Cash, Cash Equivalents and Investments

The Company considers all highly liquid instruments purchased with an original maturity date of 90 days or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, amounts held in interest-bearing money market funds and investments with maturities of 90 days or less from the date of purchase. Cash equivalents are carried at cost, which approximates their fair market value. Investments not classified as cash equivalents are presented as either short-term or long-term investments based on both their stated maturities as well as the time period the Company intends to hold such securities. The Company determines the appropriate classification of investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company adjusts the cost of investments for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion in interest income in the condensed consolidated statements of operations. As of June 30, 2021 and March 31, 2021, cash and cash equivalents of $338.4 million and $292.9 million, respectively, were carried at amortized cost, which approximates their market value.

5. Fair Value of Financial Instruments

The Company’s financial instruments include cash, cash equivalents, investments, accounts receivable, accounts payable, accrued expenses and borrowings under the Company’s long-term debt arrangements. The carrying amount of the Company’s long-term debt arrangements approximates its fair values due to the interest rates the Company believes it could obtain for arrangements with similar terms. The carrying amount of the remainder of the Company’s financial instruments approximated their fair values as of June 30, 2021 and March 31, 2021, due to the short-term nature of those instruments.

The Company has evaluated the estimated fair value of financial instruments using available market information. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

Fair values determined using “Level 1 inputs” utilize unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.  Fair values determined using “Level 2 inputs” utilize quoted prices that are directly or indirectly observable. Fair values determined using “Level 3 inputs” utilize unobservable inputs for determining fair values of assets or liabilities that reflect an entity's own assumptions in pricing assets or liabilities. As of June 30, 2021 and March 31, 2021, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

The Company measures eligible assets and liabilities at fair value, with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities and did not elect the fair value option for any financial assets and liabilities transacted in the three months ended June 30, 2021 and the year ended March 31, 2021.

The following table summarizes financial assets measured and recorded at fair value on a recurring basis in the accompanying condensed consolidated balance sheets as of June 30, 2021 and March 31, 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

June 30, 2021
Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)
Assets:
Money market funds	$15,808

March 31, 2021
Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)
Assets:
Money market funds	$15,366

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

The components of lease expense were as follows:

	Three months ended June 30,
	2021	2020
Short-term lease cost	$26	$67
Variable lease cost	1,411	1,743
Operating lease cost	9,946	8,377
Finance lease cost:
Amortization of lease assets	250	250
Interest on lease liabilities	3	16
Total finance lease cost	$253	$266

Supplemental cash flow information related to leases was as follows:

	Three months ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$9,672	$9,637
Operating cash outflows from finance leases	$3	$20
Financing cash outflows from finance leases	$273	$347

Weighted-average remaining lease term and discount rate:

	As of June 30,	As of March 31,
	2021	2021
Weighted-average remaining lease term (in years)
Operating leases	5.58	5.76
Finance leases	0.39	0.35
Weighted-average discount rate
Operating leases	4.57%	4.58%
Finance leases	4.83%	4.83%

Maturities of lease liabilities as of June 30, 2021 were as follows:

Year Ending March 31,	Operating Leases	Finance Leases
Remainder of 2022	$30,453	$51
2023	32,842	—
2024	24,023	—
2025	22,095	—
2026	17,558	—
Thereafter	32,515	—
Total lease payments	159,486	51
Less: imputed interest	(18,580)	(1)
Total lease liabilities	$140,906	$50

As of June 30, 2021, the Company had additional leases with future lease payments of $8.9 million, the terms of which have not yet commenced. These leases are expected to commence in the current fiscal year with lease terms of approximately five years.

7. Internal-use Software Costs

Software Development Costs

Costs incurred to develop software applications used in the Company’s SaaS platform consist of certain direct costs of materials and services incurred in developing or obtaining internal-use computer software, and payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the project. These costs generally consist of internal labor during configuration, coding, and testing activities. Research and development costs incurred during the preliminary project stage or costs incurred for data conversion activities, training, maintenance and general and administrative or overhead costs are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the application is substantially complete and ready for its intended use. Qualified costs incurred during the operating stage of the Company’s software applications relating to upgrades and enhancements are capitalized to the extent it is probable that they will result in added functionality, while costs incurred for maintenance of, and minor upgrades and enhancements to, internal-use software are expensed as incurred. During the three months ended June 30, 2021 and 2020, the Company believes the substantial majority of its development efforts were either in the preliminary project stage of development or in the operation stage (post-implementation), and accordingly, no costs have been capitalized during these periods. These costs are included in the accompanying condensed consolidated statements of operations as research and development expense.

Implementation Costs on Cloud-computing Arrangements

As of June 30, 2021 and March 31, 2021, the net carrying value of capitalized implementation costs related to hosting arrangements that were incurred during the application development stage were $2.7 million and $2.9 million, respectively. These capitalized implementation costs will be amortized over the expected term of the arrangement and are amortized in the same line item in the condensed consolidated statements of operations as the expense for fees for the associated hosting arrangement.

8. Net Income Per Ordinary Share

The Company calculates basic and diluted net income per ordinary share by dividing net income by the weighted-average number of ordinary shares outstanding during the period.

The following table presents the calculation of basic and diluted net income per share for the periods presented (in thousands, except per share data):

	Three months ended June 30,
	2021	2020
Numerator:
Net income	$10,072	$3,138
Denominator:
Weighted-average number of ordinary shares used in computing net income per share applicable to ordinary shareholders – basic	65,198	63,019
Dilutive effect of share equivalents resulting from share options, RSUs and ESPP shares	1,736	1,657
Weighted-average number of ordinary shares used in computing net income per share – diluted	66,934	64,676
Net income per share applicable to ordinary shareholders:
Basic	$0.15	$0.05
Diluted	$0.15	$0.05

The following potentially dilutive ordinary share equivalents have been excluded from the calculation of diluted weighted-average shares outstanding as their effect would have been anti-dilutive for the periods presented (in thousands):

	Three months ended June 30,
	2021	2020
Share options outstanding	2,554	4,406
Unvested RSUs	131	520
ESPP shares	72	85

9. Share-Based Compensation

For the three months ended June 30, 2021 and 2020, all grants of share-based awards have been made under the Mimecast Limited 2015 Share Option and Incentive Plan (the 2015 Plan) and the 2015 Employee Share Purchase Plan (the ESPP). Additionally, the Company has two pre-IPO share-based compensation plans including the Mimecast Limited 2010 EMI Share Option Scheme (the 2010 Plan), and the Mimecast Limited Approved Share Option Plan (the Approved Plan) (the 2010 Plan and the Approved Plan, collectively, the Historical Plans). Subsequent to November 19, 2015, the IPO date, no further grants under the Historical Plans were permitted.

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

Share Options

The fair value of each share option issued under the 2015 Plan was estimated using the Black-Scholes option-pricing model that used the following weighted-average assumptions:

	Three months ended June 30,
	2021	2020
Expected term (in years)	6.1	6.1
Risk-free interest rate	1.4%	0.6%
Expected volatility	46.7%	44.6%
Expected dividend yield	—%	—%
Grant date fair value per ordinary share	$41.55	$33.43

The weighted-average per share fair value of options granted to employees during the three months ended June 30, 2021 and 2020 was $19.10 and $14.31, respectively. As of June 30, 2021, the number of options and awards available for future grant under the 2015 Plan was 9,600,728.

Share option activity under the 2015 Plan and the Historical Plans for the three months ended June 30, 2021 was as follows:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2021	5,322,599	$34.13	6.81	$43,683
Options granted	718,423	$41.55
Options exercised	(672,024)	$28.23
Options forfeited and cancelled	(228,711)	$39.98
Outstanding as of June 30, 2021	5,140,287	$35.68	7.33	$89,286
Exercisable as of June 30, 2021	2,620,341	$30.72	6.33	$58,510

For the three months ended June 30, 2021 and 2020, the total intrinsic value of options exercised was $13.7 million and $5.4 million, respectively. For the three months ended June 30, 2021 and 2020, total cash proceeds from option exercises was $18.6 million and $5.0 million, respectively.

As of June 30, 2021, there was approximately $40.0 million of unrecognized share-based compensation related to unvested share options, which is expected to be recognized over a weighted-average period of 2.58 years.

RSUs

The Company grants RSUs to its non-employee directors and its employees. Non-employee directors receive an initial RSU grant upon joining the board of directors that vests over three years and an annual grant each year thereafter that vests fully on the one-year anniversary of the grant date. RSUs granted to employees generally vest in four equal annual installments.

RSU activity under the 2015 Plan for the three months ended June 30, 2021 was as follows:

	Number of Awards	Weighted Average Grant Date Fair Value	Intrinsic Value (in thousands)
Unvested RSUs as of March 31, 2021	2,630,359	$38.62	$105,767
RSUs granted	1,609,373	$41.17
RSUs vested	(526,561)	$37.10
RSUs forfeited	(325,680)	$38.99
Unvested RSUs as of June 30, 2021	3,387,491	$40.03	$179,706

As of June 30, 2021, there was approximately $121.0 million of unrecognized share-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 3.19 years.

ESPP

In the three months ended June 30, 2021 and 2020, the Company recognized $0.5 million and $0.5 million of share-based compensation expense under the ESPP, respectively. In the three months ended June 30, 2021 and 2020, total cash proceeds from shares purchased under the ESPP were $3.4 million and $3.1 million, respectively.

As of June 30, 2021, there were 0.5 million shares of the Company's ordinary shares available for future issuance under the ESPP.

Share-based compensation expense recognized under the 2015 Plan, Historical Plans and ESPP in the accompanying condensed consolidated statements of operations was as follows:

	Three months ended June 30,
	2021	2020
Cost of revenue	$1,507	$1,125
Research and development	6,462	3,884
Sales and marketing	5,084	4,437
General and administrative	4,335	4,207
Total share-based compensation expense	$17,388	$13,653

10. Acquisitions

The following acquisition has been accounted for as a business combination in accordance with ASC 805, Business Combinations. The Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition dates.

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

The purchase price allocation primarily consisted of $3.8 million of identifiable intangible assets and approximately $14.1 million of goodwill that is not deductible for tax purposes. The identifiable intangible assets primarily include developed technology of $3.5 million, customer relationships of $0.2 million, and patent licenses of $0.1 million, with estimated useful lives of 9.7 years, 6.7 years, and 5.0 years respectively. The goodwill reflects the value of the synergies the Company expects to realize and the assembled workforce.

The Company has not presented pro forma results of operations for the MessageControl acquisition because it is not material to the Company's condensed consolidated results of operations, financial position, or cash flows.

11. Goodwill and Intangible Assets

The following is a rollforward of the Company’s goodwill balance:

Three months ended June 30,
2021
Beginning balance	$173,952
Effect of foreign exchange rates	2,956
Ending balance	$176,908

Purchased intangible assets consisted of the following:

	Weighted-
	Average	June 30, 2021
	Remaining	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(in years)	Value	Amortization	Value
Developed technology	7	$39,887	$(10,387)	$29,500
Customer relationships	4	997	(362)	635
Capitalized software and other (1) (2)	3	25,414	(14,102)	11,312
		$66,298	$(24,851)	$41,447

	Weighted-
	Average	March 31, 2021
	Remaining	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(in years)	Value	Amortization	Value
Developed technology	7	$39,180	$(9,114)	$30,066
Customer relationships	4	984	(318)	666
Capitalized software and other (1) (2)	3	25,161	(12,700)	12,461
		$65,325	$(22,132)	$43,193

(1)

As of June 30, 2021 and March 31, 2021, the net carrying value of capitalized software and other included $2.0 million and $2.1 million, respectively, of costs capitalized related to video production costs.

(2)	As of June 30, 2021 and March 31, 2021, the net carrying value of capitalized software and other included $0.3 million and $0.3 million of costs capitalized related to IP addresses.

For the three months ended June 30, 2021 and 2020, the Company recorded amortization expense of $2.4 million and $2.1 million, respectively. Amortization relating to developed technology and capitalized software was recorded within cost of revenue and amortization of customer relationships was recorded within sales and marketing expenses.

Future estimated amortization expense of intangible assets as of June 30, 2021, is as follows:

	Purchased Intangible Assets	Capitalized Software
Remainder of 2022	$3,430	$3,778
2023	4,573	3,876
2024	4,511	2,101
2025	4,433	1,130
2026	4,355	358
Thereafter	8,833	69
Total	$30,135	$11,312

12. Debt

In July 2018, the Company entered into a credit agreement (the Credit Agreement) that provided the Company with a $100.0 million senior secured term loan (the Term Loan) and a $50.0 million senior secured revolving credit facility (the Revolving Facility). In June 2020, the Credit Agreement was amended to permit the Company to issue letters of credit in certain additional foreign currencies beyond the U.S. dollar and the British pound (as amended, the Credit Agreement, the Term Loan and the Revolving Facility are referred to herein as the Credit Facility). The term of the Credit Facility is five years, maturing on July 23, 2023. As of June 30, 2021 and March 31, 2021, the effective interest rate under the Credit Facility was LIBOR plus 1.375%.

The Credit Facility requires the Company to maintain compliance with certain debt covenants, all of which the Company was in compliance with as of June 30, 2021.

As of June 30, 2021 and March 31, 2021, the Company had $85.0 million and $86.9 million, respectively, outstanding on the Term Loan and had $17.5 million outstanding borrowings under the Revolving Facility. As of June 30, 2021 and March 31, 2021, total availability under the Revolving Facility was reduced by outstanding letters of credit of $2.2 million. As of June 30, 2021 and March 31, 2021, total availability under the Revolving Facility was $30.3 million. Future minimum principal payment obligations under the Term Loan and Revolving Facility are as follows:

Fiscal Year Ending March 31,	Debt
Remainder of 2022	$7,500
2023	10,000
2024	85,000
Total minimum debt payments	102,500
Less: Debt issuance costs	(540)
Less: Current portion of long-term debt	(9,722)
Long-term debt	$92,238

As of June 30, 2021 and March 31, 2021, the balance of debt issuance costs recorded as a reduction of debt was $0.5 million and $0.6 million, respectively. As of June 30, 2021 and March 31, 2021, the balance of debt issuance costs recorded in other assets was $0.3 million. For the three months ended June 30, 2021 and 2020, total interest expense under the Credit Facility was $0.4 million and $0.7 million, respectively.

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

Except as described above, the Company was not subject to any material legal proceedings during the three months ended June 30, 2021 and 2020, and, to the best of its knowledge, except as described above, no material legal proceedings are currently pending or threatened.

Indemnification

In the ordinary course of business, the Company provides indemnifications of varying scope and terms to customers, business partners, vendors, lessors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from intellectual property infringement claims made by third parties, the Company’s breach of certain agreements, and other liabilities relating to or arising from the Company’s acts or omissions. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular indemnification. Based on historical experience and information known as of June 30, 2021 and March 31, 2021, the Company has not incurred any costs for the above indemnities.

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

The Company is subject to risk and significant uncertainties as a result of this security incident, including those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. While the investigation is complete, there can be no assurance as to what the overall impact of these events will be. These types of events often have cascading impacts that unfold over time and may result in a loss of revenue, a diminution of the Company’s business prospects and incremental costs, including costs associated with litigation or investigations by regulatory authorities, any of which may adversely impact the Company’s financial results.

The Company has incurred and expects to incur significant costs related to the security incident. For the year ended March 31, 2021, the Company recorded $0.8 million of pre-tax expenses related to the security incident, net of anticipated insurance recoveries. For the three months ended June 30, 2021, expenses related to the security incident were not material. Expenses include costs of the forensic investigation, remediation costs, and legal and other professional services. It is also expected that the Company will continue to incur costs related to its response, remediation, and investigatory efforts relating to this security incident. While the Company has cyber insurance coverage, the amount of such insurance may be insufficient to compensate for any expenses or losses that may result from the security incident or the insurance carrier may refuse to reimburse the Company for certain costs under the terms of the policy. The full scope of the costs and related impacts of the security incident, including the availability of insurance to offset some of these costs, cannot be estimated at this time.

14. Restructuring

Fiscal 2021 Restructuring

On January 28, 2021, the Board of Directors of the Company approved a restructuring plan designed to align the Company’s resources with its strategy. The restructuring plan, which included a reduction of the Company’s workforce by approximately 4%, permitted the Company to increase investment in strategic growth areas. During the year ended March 31, 2021, the Company recognized total pre-tax restructuring charges of $3.3 million, consisting of $3.7 million of severance and other one-time termination benefits, and other restructuring related costs, partially offset by $0.4 million of other adjustments. These charges were primarily cash-based and were recognized in the fourth quarter of fiscal 2021 in Restructuring in the consolidated statements of operations. Restructuring charges during the three months ended June 30, 2021 were not material. The actions associated with the restructuring plan are expected to be completed by the end of the second quarter of fiscal 2022 and the Company does not expect any material costs to be incurred in fiscal 2022.

The following is a rollforward of the Company’s restructuring liability balance:

Severance and related costs
Balance as of March 31, 2021	$398
Cash payments	(297)
Balance as of June 30, 2021	$101

15. Segment and Geographic Information

Geographic Data

The Company allocates, for the purpose of geographic data reporting, its revenue based upon the location of the contracting subsidiary. Total revenue by geographic area was as follows:

	Three months ended June 30,
	2021	2020
United States	$70,916	$60,747
United Kingdom	40,343	33,090
South Africa	15,402	11,175
Other	15,888	10,164
Total revenue	$142,549	$115,176

Property and equipment, net, by geographic location consists of the following:

	As of June 30,	As of March 31,
	2021	2021
United States	$40,753	$40,129
United Kingdom	28,233	28,892
South Africa	7,682	7,942
Other	16,190	15,928
Total	$92,858	$92,891

16. Income Taxes

The provision for income taxes for the three months ended June 30, 2021 and 2020 was $0.4 million and $0.6 million, respectively, on income before income taxes of $10.4 million and $3.8 million, respectively.

The provision for income taxes for the three months ended June 30, 2021 was primarily attributable to the provision recorded on the earnings of the Company’s profitable entities, partially offset by discrete tax benefits of $1.3 million related to excess tax benefits on share-based compensation realized by U.S. and U.K. employees.

The provision for income taxes for the three months ended June 30, 2020 was primarily attributable to the tax provision recorded on the earnings of the Company’s profitable entities, partially offset by the discrete tax benefit of $0.4 million related to excess tax benefits on non-qualified share option exercises by U.S. employees.

In assessing the Company’s ability to realize its net deferred tax assets, the Company considered various factors including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations to determine whether it is more likely than not that some portion or all of its net deferred tax assets will not be realized. Based upon these factors, the Company has determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against its net deferred tax assets as of June 30, 2021.

During the first quarter of fiscal 2022, the Finance Act 2021 (the Act) was enacted in the United Kingdom. The Act increases the corporate income tax rate from 19% to 25% effective April 1, 2023 and enhances the first-year capital allowance on qualifying new plant and machinery assets effective April 1, 2021. The effects on the Company’s existing deferred tax balances will be immaterial as a result of the valuation allowance maintained against the Company’s U.K. net deferred tax assets

During the three months ended June 30, 2021, the Company did not have a material change to the Company’s liabilities for uncertain tax positions. As of June 30, 2021, the Company did not have any material uncertain tax positions that would impact the effective tax rate if recognized. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying condensed consolidated statements of operations. As of June 30, 2021 and March 31, 2021, accrued interest or penalties related to uncertain tax positions were immaterial.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended March 31, 2021, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on May 27, 2021. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to, statements concerning our strategy and operational and growth initiatives, the impacts of the COVID-19 pandemic and related market and economic conditions on our business, results of operations and financial condition, fluctuations in foreign exchange rates, the security of our network, products and services, statements regarding the recently disclosed security incident and our current understanding of the identity and likely targets of the sophisticated threat actor, the scope and impact of the attack, and the results to date of our investigation, are forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q and set forth in our other SEC filings, including our Annual Report on Form 10-K filed with the SEC on May 27, 2021. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We developed our proprietary cloud architecture to offer customers a comprehensive cyber resilience strategy. Our Email Security 3.0 strategy addresses threats in three distinct zones: at the email perimeter (Zone 1); inside the network and the organization (Zone 2); and beyond the perimeter (Zone 3). Additionally, our Cyber Resilience Extensions expand resilience to other critical elements of an organization’s digital infrastructure. Our primary offerings include: email security; email continuity and sync & recover; email archiving; awareness training; web security; DMARC analyzer; CyberGraph; brand exploit protection; and threat intelligence and our API ecosystem.

We operate our business as a software-as-a-service, or SaaS, model with renewable annual subscriptions. Customers enter into annual and multi-year contracts to utilize various components of our services. Our subscription fee includes the use of the selected service and technical support. We believe our technology, subscription-based model, and customer support have led to our high net revenue retention rate, which has helped us drive our strong revenue growth. We have historically experienced significant revenue growth from our existing customer base as they renew our services and purchase additional products.

We market and sell our services to organizations of all sizes across a broad range of industries. As of June 30, 2021, we provided our services to approximately 40,600 customers and protected millions of their employees across the world. We generate sales through our network of channel partners as well as through our direct sales force. Our growth and future success depend on our ability to expand our customer base, sell additional services to our existing customers, and retain our customers.

In the three months ended June 30, 2021, we generated 50% of our revenue outside of the United States, with 28% generated from the United Kingdom, 11% from South Africa and 11% from the rest of the world. In the three months ended June 30, 2020, we generated 47% of our revenue outside of the United States, with 29% generated from the United Kingdom, 10% from South Africa and 9% from the rest of the world. Our most significant growth market is the United States. We also believe that there is a large opportunity in our other existing markets. We intend to make significant investments in sales and marketing to continue expanding our customer base in our target markets.

We were founded in 2003 in the United Kingdom with a mission to make email safer and better, and to transform the way organizations protect, store and access their email and corporate information. Our Mimecast Email Security 3.0 offerings include Mimecast Email Security, Mimecast Targeted Threat Protection, Awareness Training, Internal Email Protect, DMARC Analyzer, Brand Exploit Protect, and CyberGraph. Our CyberGraph offering was launched in June of fiscal 2022. Our Cyber Resilience Extensions include Mimecast Enterprise Information Archiving, Mimecast Email Continuity, including Sync & Recover, Mimecast

Web Security that provides a Domain Name System, or DNS, solution alongside our core email offerings, Mimecast Secure Messaging, Mimecast Privacy Pack, and Mimecast Large File Send.

Recent Developments

Global Covid-19 Pandemic. The global COVID-19 pandemic continues to evolve, and to date has led to the implementation of various responses, including global government-imposed quarantines, stay-at-home orders, travel restrictions, mandated business closures and other public health safety measures. These efforts have caused significant societal and economic disruption worldwide, including in all of the regions in which we operate our business and sell our products and services. COVID-19 infection rates declined somewhat during the late spring and summer of 2020 but increased dramatically in the fall and early winter of 2020 in many locations, which caused governments to reinstate, or consider reinstating, some restrictions. The widespread distribution of effective vaccines and continued containment efforts have helped substantially to stabilize infection rates, but, more recently, the rise in variants of the original virus has led to localized outbreaks in many locations, including in many of the countries in which we operate.

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

We believe that the global COVID-19 pandemic and the resulting societal and economic disruption has negatively impacted and will continue to negatively impact our business and results of operations in a number of ways. Demand for our products and services has been and may continue to be negatively impacted by a decline in the rate of IT spending and a delay in purchasing decisions as IT and security staff focus on addressing the disruption to their businesses, which may impact sales to prospects and existing customers and increase customer attrition. Additionally, the global COVID-19 pandemic and the governmental and economic responses have impacted some industries, such as travel, hospitality and retail, more significantly than others. Our global sales and marketing operations have been disrupted as we have moved to a remote working environment and canceled many customer and industry events. Some customers have requested extended payment terms, have reduced the number of seats that they purchase, or have not increased the number of seats as they historically have, and we expect that these trends will continue, or potentially accelerate if the economy worsens. The economic disruption may also negatively impact the collectability of our accounts receivables as customers experience extreme distress. We have been closely monitoring the impact of the global COVID-19 pandemic on all aspects of our business, including how it will impact our operations, and we may take further precautionary and preemptive actions as may be required by the evolving circumstances. At the current time, the extent to which the global COVID-19 pandemic may affect our business, results of operations and financial condition is uncertain. See Part II, Item 1A, “Risk Factors – The global COVID-19 pandemic, including the related containment efforts, has had, and will likely continue to have, certain negative impacts on our business and operations, and we are unable to predict with certainty the extent to which it may continue to adversely affect our business, results of operations and financial condition.”

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

We are subject to risk and significant uncertainties as a result of this security incident, including those described in Part II, Item 1A, “Risk Factors – Data security and integrity are critically important to our business, and breaches of our information and technology networks and unauthorized access to a customer’s data, including our recent security incident, could harm our business and operating results” below. While our investigation is complete, there can be no assurance as to what the overall impact of these events will be.  These types of events often have cascading impacts that unfold over time and may result in a loss of revenue, a diminution of our business prospects and incremental costs, including costs associated with litigation or investigations by regulatory authorities, any of which may adversely impact our financial results.

We have incurred and expect to incur significant costs related to the security incident. For the year ended March 31, 2021, we recorded $0.8 million of pre-tax expenses related to the security incident, net of anticipated insurance recoveries. For the three months ended June 30, 2021, expenses related to the security incident were not material. Expenses include costs of the forensic investigation, remediation costs, and legal and other professional services. It is also expected that we will continue to incur costs related to our response, remediation, and investigatory efforts relating to this security incident. While we have cyber insurance coverage, the amount of such insurance may be insufficient to compensate us for any expenses or losses that may result from the security incident or the insurance carrier may refuse to reimburse us for certain costs under the terms of the policy. The full scope of the costs and related impacts of the security incident, including the availability of insurance to offset some of these costs, cannot be estimated at this time.

Key Factors Affecting Our Performance

We believe that the growth of our business and our future success are dependent upon a number of key factors, including the following:

Acquisition of new customers. We employ a sales strategy that focuses on acquiring new customers, through our direct sales force and network of channel partners, and selling additional products to existing customers. Acquiring new customers, particularly large, enterprise customers, is a key element of our continued success, growth opportunity and future revenue. We have invested in and intend to continue to invest in our direct sales force and channel partners. During the twelve months ended June 30, 2021, our customer base increased by approximately 1,900 organizations.

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

Currency fluctuations. We conduct business in the United States and in other countries in North America, the United Kingdom and in other countries in Europe, South Africa and in other countries in Africa, Australia and the UAE. As a result, we are exposed to risks associated with fluctuations in currency exchange rates, particularly between the U.S. dollar, the British pound and the South African rand. In the three months ended June 30, 2021, 53% of our revenue was denominated in U.S. dollars, 26% in British pounds, 11% in South African rand and 11% in other currencies. Given that the functional currency of our subsidiaries is generally the local currency of each entity, but our reporting currency is the U.S. dollar, devaluations of the British pound, South African rand and other currencies relative to the U.S. dollar impacts our profitability.

We believe that the global COVID-19 pandemic could impact some or all of these key factors. See Part II, Item 1A, “Risk Factors - The global COVID-19 pandemic, including the related containment efforts, has had, and will likely continue to have, certain negative impacts on our business and operations, and we are unable to predict with certainty the extent to which it may continue to adversely affect our business, results of operations and financial condition.”

Key Performance Indicators

In addition to traditional financial metrics, such as revenue and revenue growth trends, we monitor several other key performance indicators to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. The key performance indicators that we monitor are as follows:

	Three months ended June 30,
	2021	2020
	(dollars in thousands)
Revenue constant currency growth rate (1)	15%	21%
Gross profit percentage	76%	75%
Free cash flow (1)	$31,605	$18,534
Adjusted EBITDA (1)	$38,593	$25,665

	As of June 30,
	2021	2020
Net revenue retention rate	105%	106%
Total customers (2)	40,600	38,600

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

Adjusted EBITDA. We believe that Adjusted EBITDA is a key indicator of our operating results. We define Adjusted EBITDA as net income (loss), adjusted to exclude: depreciation, amortization, disposals and impairment of long-lived assets, acquisition-related gains and expenses, litigation-related expenses, share-based compensation expense, restructuring expense, interest income and interest expense, the benefit from (provision for) income taxes and foreign exchange income (expense). For further explanation of the uses and limitations of this non-GAAP measure and a reconciliation of our Adjusted EBITDA to the most directly comparable GAAP measure, net income, see “Reconciliations of Non-GAAP Financial Measures” below. We expect that our Adjusted EBITDA will continue to increase compared to the prior fiscal year; however, we expect that our operating expenses will also increase in absolute dollars as we focus on expanding our sales and marketing teams and growing our research and development capabilities.

Net revenue retention rate. We believe that our ability to retain customers is an indicator of the stability of our revenue base and the long-term value of our customer relationships. Our net revenue retention rate is driven by our customer renewals and upsells. We calculate our net revenue retention rate by annualizing constant currency revenue recorded on the last day of the measurement period for only those customers in place throughout the entire measurement period. This revenue includes renewed revenue contracts as well as additional revenue derived from the sale of additional seat licenses as well as additional services sold to these existing customers. We divide the result by revenue on a constant currency basis on the first day of the measurement period for all customers in place at the beginning of the measurement period. The measurement period is the trailing twelve months. The revenue on a constant currency basis is based on the average exchange rates in effect during the respective period.

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

Reconciliations of Non-GAAP Financial Measures

Revenue constant currency growth rate

In order to determine how our business performed exclusive of the effect of foreign currency fluctuations, we compare the percentage change in our revenue from one period to another using a constant currency. To determine the revenue constant currency growth rate for each period, revenue from entities reporting in foreign currencies was translated into U.S. dollars using the comparable prior period’s foreign currency exchange rates. For example, the average rates in effect for the three months ended June 30, 2020 were used to convert revenue for the three months ended June 30, 2021 and the revenue for the comparable prior period ended June 30, 2020, rather than the actual exchange rates in effect during the respective periods. Revenue constant currency growth rate is a non-GAAP financial measure. A reconciliation of this non-GAAP measure to its most directly comparable GAAP measure for the respective periods can be found in the table below.

	Three months ended June 30,
	2021	2020
	(dollars in thousands)
Reconciliation of Revenue Constant Currency Growth Rate:
Revenue, as reported	$142,549	$115,176
Revenue year-over-year growth rate, as reported	24%	16%
Estimated impact of foreign currency fluctuations	(9)%	5%
Revenue constant currency growth rate	15%	21%

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

The following table presents a reconciliation of net cash provided by operating activities to free cash flow:

	Three months ended June 30,
	2021	2020
Reconciliation of Free Cash Flow:
Net cash provided by operating activities	$40,700	$29,305
Purchases of property, equipment and capitalized software	(9,095)	(10,771)
Free cash flow	$31,605	$18,534

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we define as net income, adjusted to exclude: depreciation, amortization, disposals and impairment of long-lived assets, acquisition-related gains and expenses, litigation-related expenses, share-based compensation expense, restructuring expense, interest income and interest expense, the benefit from (provision for) income taxes and foreign exchange income (expense).

We believe that Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and facilitates comparisons with our peer companies, many of which use a similar non-GAAP financial measure to supplement their GAAP results.

We use Adjusted EBITDA in conjunction with traditional GAAP operating performance measures as part of our overall assessment of our performance, for planning purposes, including the preparation of our annual operating budget, to evaluate the effectiveness of our business strategies, and to communicate with our board of directors concerning our financial performance.

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

The following table presents a reconciliation of net income to Adjusted EBITDA:

	Three months ended June 30,
	2021	2020
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income	$10,072	$3,138
Depreciation, amortization and disposals of long-lived assets	9,876	8,852
Interest expense, net	378	706
Provision for income taxes	365	613
Share-based compensation expense	17,388	13,653
Foreign exchange expense (income)	514	(1,662)
Acquisition-related expenses (1)	—	365
Adjusted EBITDA	$38,593	$25,665

(1)

Acquisition-related expenses relate primarily to legal and other professional fees incurred for acquisition activity in each respective period. See Note 10 to the unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q for further information.

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

We believe that the estimates and assumptions involved in revenue recognition, deferred revenue, goodwill and long-lived asset impairment assessments, accounting for income taxes and share-based compensation have the greatest potential impact on our condensed consolidated financial statements and consider these to be our critical accounting policies. Historically, our estimates and assumptions relative to our critical accounting policies have not differed materially from actual results. For further information on our critical and other significant accounting policies, see the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on May 27, 2021. There have been no changes to our significant accounting policies since March 31, 2021.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended June 30, 2021 that are of significance or potential significance to us as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K filed with the SEC on May 27, 2021.

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

We serve approximately 40,600 customers in multiple industries, and our revenue is not concentrated with any single customer or industry. For the three months ended June 30, 2021 and 2020, no single customer accounted for more than 1% of our revenue, and our largest ten customers accounted for less than 10% of our revenue in aggregate.

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

Sales and marketing expenses

Sales and marketing expenses consist primarily of personnel and related costs, including salaries, benefits, bonuses, commissions and share-based compensation expense. In addition to these expenses, we incur costs related to marketing and promotional events, online marketing, product marketing and allocated overhead costs. We expense all costs as they are incurred, excluding sales commissions identified as incremental costs to obtain a contract, which are capitalized and amortized over the life of our customers, which we estimate to be six years. Sales and marketing expenses increased in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 as we continued to expand our sales and marketing efforts globally, particularly in the United States. We expect that our sales and marketing expenses will continue to increase in absolute dollars in the year ending March 31, 2022 but remain relatively consistent as a percentage of revenue as compared to fiscal 2021. New sales personnel require training and may take several months or more to achieve productivity; as such, the costs we incur in connection with the hiring of new sales personnel in a given period are not typically offset by increased revenue in that period and may not result in new revenue if these sales personnel fail to become productive. We expect to increase our investment in sales and marketing as we add new services, and as we continue to focus on sales to large, enterprise prospects, which will increase these expenses in absolute dollars. Over the longer term, we believe that sales and marketing expenses as a percentage of revenue will vary depending upon the mix of revenue from new and existing customers, as well as changes in the productivity of our sales and marketing programs. The full scope of the costs and related impacts of our recent security incident, including the availability of insurance to offset some of these costs, cannot be estimated at this time.

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

Our provision for income taxes for the three months ended June 30, 2021 was primarily attributable to the tax provision recorded on the earnings of our profitable entities, partially offset by the discrete tax benefit of $1.3 million related to excess tax benefits on share-based compensation realized by U.S. and U.K. employees.

Our provision for income taxes for the three months ended June 30, 2020 was primarily attributable to the tax provision recorded on the earnings of our profitable entities, partially offset by the discrete tax benefit of $0.4 million related to excess tax benefits on non-qualified share option exercises by U.S. employees.

Comparison of Period-to-Period Results of Operations

The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated:

	Three months ended June 30,
	2021	2020
	(in thousands)
Revenue	$142,549	$115,176
Cost of revenue	33,549	28,469
Gross profit	109,000	86,707
Operating expenses
Research and development	31,486	22,802
Sales and marketing	48,262	44,043
General and administrative	17,923	17,168
Total operating expenses	97,671	84,013
Income from operations	11,329	2,694
Other income (expense)
Interest income	158	177
Interest expense	(536)	(883)
Foreign exchange (expense) income and other, net	(514)	1,763
Total other income (expense), net	(892)	1,057
Income before income taxes	10,437	3,751
Provision for income taxes	365	613
Net income	$10,072	$3,138

The following table sets forth our condensed consolidated statements of operations data as a percentage of revenue for each of the periods indicated:

	Three months ended June 30,
	2021	2020
Revenue	100%	100%
Cost of revenue	24%	25%
Gross profit	76%	75%
Operating expenses
Research and development	22%	20%
Sales and marketing	34%	38%
General and administrative	13%	15%
Total operating expenses	69%	73%
Income from operations	8%	2%
Other income (expense)
Interest income	—%	—%
Interest expense	—%	(1)%
Foreign exchange (expense) income and other, net	—%	2%
Total other income (expense), net	(1)%	1%
Income before income taxes	7%	3%
Provision for income taxes	—%	1%
Net income	7%	3%

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

	Three months ended June 30,
	2021	2020
	(in millions)
Revenue	$7.2	$5.1
Cost of revenue	2.0	1.6
Research and development	2.2	1.6
Sales and marketing	2.1	1.8
General and administrative	0.6	0.5

Comparison of the Three Months Ended June 30, 2021 and 2020

Revenue

	Three months ended June 30,		Period-to-period change
	2021	2020	Amount	% Change
	(dollars in thousands)
Revenue	$142,549	$115,176	$27,373	24%

Revenue increased $27.4 million in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase in revenue was primarily attributable to increases in new customers, including approximately 1,900 new customers added since June 30, 2020, a full quarter of revenue related to new customers added during the first quarter of fiscal 2021 and additional revenue from customers that existed as of June 30, 2020. Revenue for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was positively impacted by approximately $9.7 million as a result of the weakening of the U.S. dollar relative to the British pound, South African rand, and Australian dollar.

Cost of revenue

	Three months ended June 30,		Period-to-period change
	2021	2020	Amount	% Change
	(dollars in thousands)
Cost of revenue	$33,549	$28,469	$5,080	18%

Cost of revenue increased $5.1 million in the three months ended June 30, 2021 compared to the three months ended June 30, 2020, which was primarily attributable to increases in data center costs of $2.2 million, personnel-related costs of $1.1 million, and depreciation expense of $0.6 million. Cost of revenue expenses for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, were negatively impacted by approximately $2.5 million primarily as a result of the weakening of the U.S. dollar relative to the British pound and South African rand. Data center costs increased primarily as a result of the increase in our customer base and expanding infrastructure, personnel-related costs increased primarily as a result of salaries and benefits associated with annual merit increases and increased headcount, and depreciation expense increased primarily as a result of increased capital expenditures in support of our expanding infrastructure.

As a result of changes in foreign currency exchange rates, gross profit increased in absolute dollars by approximately $7.2 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Excluding the impact of changes in foreign currency exchange rates, gross profit as a percentage of revenue remained consistent as costs related to supporting and hosting our product offerings and delivering our services are primarily incurred in the region in which the related revenue is recognized.

Operating expenses

	Three months ended June 30,		Period-to-period change
	2021	2020	Amount	% Change
	(dollars in thousands)
Operating expenses:
Research and development	$31,486	$22,802	$8,684	38%
Sales and marketing	48,262	44,043	4,219	10%
General and administrative	17,923	17,168	755	4%
Total operating expenses	$97,671	$84,013	$13,658	16%

Research and development expenses

Research and development expenses increased $8.7 million in the three months ended June 30, 2021 compared to the three months ended June 30, 2020, which was primarily attributable to increases in personnel-related costs of $2.9 million, professional services costs of $2.6 million, and share-based compensation expense of $2.6 million. Research and development expenses for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, were negatively impacted by approximately $2.3 million primarily as a result of the weakening of the U.S. dollar relative to the British pound. Personnel-related costs increased primarily as a result of salaries and benefits associated with annual merit increases and increased headcount. Professional services costs increased primarily due to increased consulting fees. Share-based compensation expense increased primarily as a result of the acceleration of expense for certain awards due to changes in requisite service periods and to a lesser extent equity grants issued to employees since the prior year.

Sales and marketing expenses

Sales and marketing expenses increased $4.2 million in the three months ended June 30, 2021 compared to the three months ended June 30, 2020, which was primarily attributable to increases in personnel-related costs of $4.0 million. Sales and marketing expenses for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, were negatively impacted by approximately $2.6 million primarily as a result of the weakening of the U.S. dollar relative to the British pound, Australian dollar, and South African rand. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased commissions and annual merit increases.

Other income (expense)

	Three months ended June 30,		Period-to-period change
	2021	2020	Amount	% Change
	(dollars in thousands)
Other income (expense):
Interest income	$158	$177	$(19)	(11)%
Interest expense	(536)	(883)	347	(39)%
Foreign exchange (expense) income and other, net	(514)	1,763	(2,277)	nm
Total other income (expense), net	$(892)	$1,057	$(1,949)	nm

nm – not meaningful

Foreign exchange (expense) income and other, net changed by $2.3 million primarily as a result of a decrease in foreign exchange income of $2.2 million on intercompany balances.

Provision for income taxes

	Three months ended June 30,		Period-to-period change
	2021	2020	Amount	% Change
	(dollars in thousands)
Provision for income taxes	$365	$613	$(248)	(40)%

The provision for income taxes decreased by $0.2 million in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The decrease in the provision for income taxes was primarily attributable to an increase in the discrete tax benefits related to excess tax benefits on share-based compensation realized by U.S. and U.K. employees, offset partially by the tax on increased earnings.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, investments, accounts receivable and our Revolving Facility (as defined below). The following table shows net cash provided by operating activities, net cash used in investing activities, and net cash provided by financing activities for the three months ended June 30, 2021 and 2020:

	Three months ended June 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$40,700	$29,305
Net cash used in investing activities	(9,095)	(10,771)
Net cash provided by financing activities	12,606	3,963

As of June 30, 2021 and March 31, 2021, we had cash and cash equivalents of $338.4 million and $292.9 million, respectively. Net cash provided by operating activities was $40.7 million for the three months ended June 30, 2021. In the year ending March 31, 2022, we expect net cash provided by operating activities to increase as compared to the year ended March 31, 2021. In the year ending March 31, 2022, we plan to continue to invest in the development and expansion of our Mime | OS™ platform to improve on our existing solutions and develop new services in order to provide more capabilities to our customers. Investments in capital expenditures in the year ended March 31, 2021 were $38.6 million, of which $36.6 million related to the expansion of our grid architecture. We expect fiscal year 2022 capital expenditures to remain relatively consistent with fiscal year 2021.

Based on our current operating plan, we believe that our current cash and cash equivalents, Revolving Facility (as defined below) and operating cash flows will be sufficient to fund our operations for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q. Our future capital requirements may vary materially from those planned and will depend on certain factors, such as, our growth and our operating results. If we require additional capital resources to grow our business or to acquire complementary technologies and businesses in the future, we may seek to sell additional equity or raise funds through debt financing or other sources. We cannot provide assurance that additional financing will be available at all or on terms favorable to us. We had commitments for capital expenditures of approximately $11.5 million as of June 30, 2021, primarily related to the expansion of our grid architecture.

Borrowings and Credit Facility

In July 2018, we entered into a Credit Agreement, or the Credit Agreement, by and among us, certain of our subsidiaries party thereto, as guarantors, certain financial institutions party thereto from time to time, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, or the Administrative Agent. The Credit Agreement provided the Company with a $100.0 million senior secured term loan, or the Term Loan, and a $50.0 million senior secured revolving credit facility, or the Revolving Facility, and together with the Term Loan, the Credit Facility, which is available to fund working capital and for other corporate purposes, including to finance permitted acquisitions and investments. In June 2020, the Credit Agreement was amended to permit us to issue letters of credit in certain additional foreign currencies beyond the U.S. dollar and the British pound (as amended, the Credit Agreement, the Term Loan and the Revolving Facility are referred to herein as the Credit Facility). Total availability under the Revolving Facility is reduced by outstanding letters of credit of $2.2 million. As of June 30, 2021 and March 31, 2021, total availability under the Revolving Facility was $30.3 million. In July 2020, we drew down $17.5 million under the Revolving Facility. See Note 12 to the unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q for further information. Interest under the Credit Facility accrues at a rate between LIBOR plus 1.375% and LIBOR plus 1.875%, based on our ratio of indebtedness to earnings before interest, taxes, depreciation, amortization and certain other adjustments, or Consolidated EBITDA. Based on this ratio, the current interest rate as of June 30, 2021 under the Credit Facility is LIBOR plus 1.375%. The InterContinental Exchange Benchmark Administration has announced that it will no longer publish certain tenors of the LIBOR rate starting in 2021. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk” below for further information. The term of the Credit Facility is five years, maturing on July 23, 2023. At the time we entered into the Credit Agreement, we had no existing debt.

The Credit Facility has financial covenants that require us to maintain a Consolidated Secured Leverage Ratio (as described below), which commenced on September 30, 2018, of not more than 3.00 to 1.00 for the four consecutive fiscal quarter period ending on the last day of each fiscal quarter, or the Reference Period, with a step-up to 3.50 to 1.00 for any four-quarter period in which we consummate a permitted acquisition having an aggregate purchase price in excess of $25.0 million. We must also maintain a Consolidated Interest Expense Ratio of 3.00 to 1.00 which commenced on September 30, 2018 and for each Reference Period thereafter. For purposes of the covenants, “Consolidated Secured Leverage Ratio” generally refers to the ratio of Consolidated Funded Debt that is secured by a lien on assets of us or our subsidiaries to Consolidated EBITDA. “Consolidated Funded Debt” generally refers to borrowed money, debt instruments, finance leases, deferred purchase price of property or services (excluding accounts payable in the ordinary course of business) and earn outs that are due and payable. “Consolidated Interest Expense Ratio” generally refers to the ratio of Consolidated EBITDA to cash interest expense with respect to indebtedness, with certain exclusions. The Company was in compliance with all covenants as of June 30, 2021 and management reasonably believes it will be in compliance with such covenants over the next 12 months.

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

The foregoing summary (and any reference to the Credit Facility contained in this Quarterly Report on Form 10-Q) does not purport to be complete and is qualified in its entirety by reference to the Credit Agreement and the related agreements, which are filed as Exhibits 10.12, 10.13, 10.14, 10.15, 10.16, 10.17, 10.18, 10.19, 10.20 and 10.34 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Operating activities

For the three months ended June 30, 2021, cash provided by operating activities was $40.7 million. The primary factors affecting our operating cash flows during the period were our net income of $10.1 million, adjusted for non-cash items of $17.4 million of share-based compensation expense, $9.9 million for depreciation and amortization of our property, equipment and intangible assets, $8.3 million of amortization of operating lease right-of-use assets, and $4.2 million in amortization of deferred contract costs. The drivers of the changes in operating assets and liabilities were a $8.0 million decrease in operating lease liabilities, a $6.9 million decrease in accrued expenses and other liabilities, a $6.6 million decrease in deferred revenue, a $5.4 million increase in deferred contract costs, and a $1.2 million increase in prepaids and other current assets, partially offset by a $13.9 million increase in accounts receivable and a $4.4 million increase in accounts payable.

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

Investing activities

For the three months ended June 30, 2021, cash used in investing activities consisted of $9.1 million in purchases of property, equipment and capitalized software, primarily associated with computer equipment purchased in support of our expanding infrastructure.

For the three months ended June 30, 2020, cash used in investing activities consisted of $10.8 million in purchases of property, equipment and capitalized software, primarily associated with computer equipment purchased in support of our expanding infrastructure.

Financing activities

Cash provided by financing activities of $12.6 million for the three months ended June 30, 2021 was primarily due to proceeds from issuance of ordinary shares under our equity plans of $22.0 million, partially offset by withholding taxes related to net share settlement of employee stock purchase plan, or ESPP, purchases and vesting of restricted share units, or RSUs, of $7.2 million and payments on debt of $1.9 million.

Cash provided by financing activities of $4.0 million for the three months ended June 30, 2020 was due to proceeds from issuance of ordinary shares under our equity plans of $8.1 million, partially offset by withholding taxes related to net share settlement of ESPP purchases and vesting of RSUs of $2.6 million and payments on debt of $1.3 million.

Net operating loss carryforwards and income tax credits

As of June 30, 2021, we had net operating loss carryforwards in the U.K., U.S. federal and state, Australia, Germany, Israel, and Canada.  U.S. federal net operating losses generated through the fiscal year ending March 31, 2018 expire at various dates through 2038 while U.S. federal net operating losses generated after March 31, 2018 do not expire. Substantially all U.S. state net operating loss carryforwards expire at various dates through 2041. Net operating losses in Canada expire in 2041. Net operating loss carryforwards in the U.K., Australia, Germany and Israel do not expire. As of June 30, 2021, we had U.K. income tax credit carryforwards that do not expire. As of June 30, 2021, we had Israel income tax credit carryforwards that expire at various dates from 2024 through 2026.

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

Contractual obligations and commitments

Our principal commitments consist of obligations under debt facilities, leases for office space, leases for data center facilities, non-lease data center obligations, intangible asset obligations, and capital expenditures. For more information regarding our debt obligations, see Note 12 to the condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q. For more information regarding our lease obligations, see Note 6 to the condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-K. For more information regarding our other contractual commitments associated with agreements that are enforceable and legally binding and that specify all significant terms refer to our Annual Report on Form 10-K filed with the SEC on May 27, 2021.

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

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound and South African rand. Percentage of revenues and expenses in foreign currency were as follows:

	Three months ended June 30,
	2021	2020
Revenue generated in locations outside the United States	50%	47%
Revenue in currencies other than the United States dollar	48%	44%
Expenses in currencies other than the United States dollar	49%	49%

Percentage of revenues and expenses denominated in foreign currency were as follows:

	Three months ended June 30, 2021
	Revenues	Expenses
British pound	26%	31%
South African Rand	11%	5%
Other currencies	11%	13%
Total	48%	49%

	Three months ended June 30, 2020
	Revenues	Expenses
British pound	26%	32%
South African Rand	10%	4%
Other currencies	8%	13%
Total	44%	49%

As of June 30, 2021 and March 31, 2021, we had $48.5 million and $58.8 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements. As of June 30, 2021 and March 31, 2021, we had $101.0 million and $81.5 million, respectively, of cash denominated in currencies other than the U.S. dollar. As of June 30, 2021, cash denominated in British pounds and South African rand was $47.1 million and $30.3 million, respectively. As of March 31, 2021, cash denominated in British pounds and South African rand was $36.6 million and $27.8 million, respectively.

In addition, although our foreign subsidiaries have intercompany accounts that are eliminated upon consolidation, these accounts expose us to foreign currency exchange rate fluctuations. Exchange rate fluctuations on short-term intercompany accounts are recorded in our condensed consolidated statements of operations under “foreign exchange (expense) income and other, net.”

Currently, our largest foreign currency exposures are to the British pound and South African rand. From time to time certain macroeconomic events have resulted in volatility in exchange rates including the global COVID-19 pandemic and the United Kingdom’s exit from the European Union. See Part II, Item 1A, “Risk Factors – Fluctuations in currency exchange rates could adversely affect our business.” Relative to foreign currency exposures existing as of June 30, 2021, significant movements in foreign currency exchange rates may expose us to significant losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the three months ended June 30, 2021, we estimate that a 10% unfavorable movement in foreign currency exchange rates against the U.S. dollar would have decreased revenue by $7.2 million, decreased expenses by $6.9 million and had a negative impact on our operating results of $0.3 million. For the three months ended June 30, 2020, we estimate that a 10% unfavorable movement in foreign currency exchange rates against the U.S. dollar would have decreased revenue by $5.1 million, decreased expenses by $5.5 million and would have had a positive impact on our operating results of $0.4 million. The estimates used assume that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. All of the potential changes noted above are based on sensitivity analyses performed on our financial results for the three months ended June 30, 2021 and 2020.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments primarily consist of money market funds. As of June 30, 2021 and March 31, 2021, we had cash and cash equivalents of $338.4 million and $292.9 million, respectively. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that our employees are working remotely due to the global COVID-19 pandemic. We are continually monitoring and assessing the global COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For information on legal proceedings, see Note 13, “Commitments and Contingencies”, to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A. Risk Factors.

The material and other risks and uncertainties summarized above beginning on page i of this Quarterly Report on Form 10-Q and described below are not exhaustive or exclusive. Other sections of this Quarterly Report on Form 10-Q may include additional factors which could adversely affect our business, results of operations and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors not presently known to us or that we currently deem immaterial may emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Business and Operational Risks

Data security and integrity are critically important to our business, and breaches of our information and technology networks and unauthorized access to a customer’s data, including our recent security incident, could harm our business and operating results.

We have experienced, and will continue to experience, cyberattacks and other malicious internet-based activity, which continue to increase in sophistication, frequency and magnitude. Because our services involve the storage of large amounts of our customers’ sensitive and proprietary information, solutions to protect that information from cyberattacks and other threats, data security and integrity are critically important to our business. Also, as more of our customers have moved to working remotely, and continue to work remotely, during the global COVID-19 pandemic, we expect there will be an increased amount of sensitive and proprietary information that is stored in our solutions, which increases the exposure and risk of cyberattacks and other malicious internet-based activity. Despite all of our efforts to protect this information, we cannot provide assurance that our services and databases will not be compromised or disrupted, whether as a result of criminal conduct, DDoS attacks, or other advanced persistent attacks by malicious actors, including hackers, state-backed hackers with significant resources and cybercriminals, breaches due to employee negligence, error and/or malfeasance, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, hardware and software errors, including so-called supply chain attacks involving the vendors we rely upon, telecommunication or utility failures or natural disasters or other catastrophic events. Moreover, the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target. As a result, there can be no guarantees that we will be able to anticipate these techniques or implement adequate preventative measures.

In January 2021, we became aware of a security incident later determined to be conducted by the same sophisticated threat actor responsible for the SolarWinds supply chain attack. We immediately launched an internal forensic investigation. Our investigation was supported by leading third-party forensics and cyber incident response experts at Mandiant, a division of FireEye, Inc., and was conducted in coordination with law enforcement to aid their investigation into this threat actor. During our investigation, we learned that the threat actor used the SolarWinds supply chain compromise to gain access to part of our production grid environment. Using this entry point, the threat actor accessed certain Mimecast-issued certificates and related customer server connection information. The threat actor also accessed a subset of email addresses and other contact information, as well as encrypted and/or hashed and salted credentials. In addition, the threat actor accessed and downloaded a limited number of our source code repositories, but we found no evidence of any modifications to our source code nor do we believe there was any impact on our products. As the investigation progressed, we issued a series of advisories to affected customers, including recommended precautionary steps to mitigate risk and, in some cases, to address regulatory requirements. Our forensic investigation was completed in March 2021 and we have eliminated the threat actor’s access to our environment. We have taken a number of actions designed to prevent future access to our environment and we will continue to monitor for threats and take precautionary steps as needed. We are subject to additional risks and uncertainties as a result of these events, including those described in the bullets below. While our forensic investigation is complete, there can be no assurance that we will be able to detect the existence or extent of the attacks on us or our customers or that our isolation and remediation efforts will be effective. As a result, we are unable to predict the overall impact of these events. Any perception by prospective or existing customers that the confidential information we maintain on their behalf is not secure could result in a material loss of business and revenue and damage our reputation and competitiveness. Furthermore, as described in the bullets below, these types of events often have cascading impacts that unfold over a lengthy period of time and may result in a loss of revenue, a diminution of our business prospects and incremental costs, including costs associated with litigation or investigations by regulatory authorities, any of which may adversely impact our financial results. It is also expected that we will continue to incur costs related to our response, remediation, and investigatory efforts relating to this security incident. While we have cyber insurance coverage, the amount of such insurance may be insufficient to compensate us for any expenses or losses that may result from the security incident and renewing cyber insurance coverage may be difficult and more costly.

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

In December 2019, a novel strain of coronavirus, or COVID-19, was reported to have surfaced in Wuhan, China, and since then has spread to Europe, the United States and most other countries. In March 2020, the COVID-19 outbreak was declared a pandemic by the World Health Organization. The COVID-19 pandemic continues to evolve, and to date has led to the implementation of various responses, including global government-imposed quarantines, stay-at-home orders, travel restrictions, mandated non-essential business closures, work stoppages, slowdowns and delays, work-from-home policies, supply chain disruption, and other public health safety measures, as well as volatility in stock prices, among other effects. COVID-19 infection rates declined somewhat during the late spring and summer of 2020 but increased dramatically in the fall and early winter of 2020 in many locations, which caused governments to reinstate, or consider reinstating, some restrictions. The widespread distribution of effective vaccines and continued containment efforts have helped substantially to stabilize infection rates, but, more recently, the rise in variants of the original virus has led to localized outbreaks in many locations, including in many of the countries in which we operate.

The containment efforts imposed by many governments caused significant societal and economic disruption worldwide, including in all of the regions in which we operate our business and sell our products and services. Additionally, the COVID-19 pandemic and the governmental response and the resulting economic effect, impacted some industries, such as travel, hospitality and retail, more significantly than others. In response to the COVID-19 pandemic, we took a number of actions. These actions included, among others: (i) a decision to close all of our global offices, including our global headquarters in London, United Kingdom, and the resulting shift to a virtual work environment where all of our employees, including our global sales and customer support staff, are working remotely; (ii) a decision to limit and then ultimately ban all non-essential travel, including international travel; (iii) a decision to cancel or shift to virtual-only certain customer, industry and employee events; and (iv) the establishment of an employee support fund, funded in part by executive and employee donations, to offset the impact of the pandemic on our more vulnerable employees. The expected duration of these actions is uncertain. More recently, we have opened some of our global offices on a limited basis in accordance with government requirements, including our office in Lexington, Massachusetts and we plan to do the same at our headquarters in London, United Kingdom in August 2021. We expect, however, that the transition back to normal operations will take significant time, perhaps several months. We believe that the COVID-19 pandemic has negatively impacted and will continue to negatively impact our business and results of operations in a number of ways, including (i) an impact on the demand for our products and services caused by a decline in the rate of IT and security spending, a delay in purchasing decisions as IT and security staff focus on addressing the disruption to their businesses, and hiring freezes and reductions in workforce impacting our customers, which will impact sales to prospects and existing customers and increase customer attrition, especially since we offer our solutions on a per seat basis, (ii) restrictions on our global sales and marketing operations, including eliminating in-person sales activities, (iii) an impact on our employees’ ability to perform necessary business functions, including as a result of illness, family illness and general economic hardship, or as a result of restrictions on movement, including the necessity of working from home for an extended period, (iv) customers seeking extended payment terms or declaring bankruptcy or seeking to liquidate making collectability of accounts receivables difficult or impossible, (v) a disruption to our supply chain, particularly as it relates to hardware needed to expand existing data centers and planned data centers, (vi) continued currency volatility, and (vii) an increased risk of information or cybersecurity incidents and a failure to maintain the uninterrupted operation of our information systems due to, among other things, an increase in remote work. In addition, governmental authorities both in the United States and in Europe have adopted measures to provide economic assistance to businesses, to stabilize the markets and to support economic stability, and many governments are considering adopting additional measures to support their economies. The future success of these measures is unknown, and they may not be sufficient to mitigate the negative impact of the global COVID-19 pandemic. We have been closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our operations and the operations of our customers, suppliers, vendors and business partners and the impact it has on the safety and well-being of our employees, and may take further precautionary and preemptive actions as may be prudent or as required by government authorities.

Any of the negative impacts of the continuing global COVID-19 pandemic, including those described above, alone or in combination with others, may have a material adverse effect on our results of operations and financial condition. The extent to which the global COVID-19 pandemic will continue to adversely affect our business and results of operations will depend on numerous evolving factors and future developments that we are not able to predict, including the duration, spread and severity of the outbreak, including the potential that there could be recurring outbreaks in the future, the spread of new variants of the original virus, the nature and effectiveness of containment measures, the availability of treatments, the effectiveness and safety of available vaccines and the speed at which such vaccines are distributed and accepted by the public, the effect on the economy, unemployment, and IT and security spending in particular, and how quickly and to what extent normal economic and business operations can resume. Because our services are offered on a subscription basis, the effect of the pandemic may not be fully reflected in our operating results until future periods. If the global COVID-19 pandemic is prolonged, it could amplify the negative impacts on our business and results of operations, and may also heighten many of the other risks, including risk factors, described in this section and elsewhere in this Quarterly Report on Form 10-Q. It is also possible that any adverse impacts of the pandemic and containment measures may continue once the pandemic is controlled and the containment measures are lifted.

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

In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions with us when the existing subscription term expires. Although the majority of our customer contracts include auto-renew provisions, our customers have no obligation to renew their subscriptions upon expiration, and we cannot provide assurance that customers will renew subscriptions at the same or higher level of service, if at all, particularly given the economic uncertainty resulting from the global COVID-19 pandemic. For each of the fiscal years ended March 31, 2021 and 2020, our customer retention rate has been consistently greater than 90%. We calculate customer retention rate as the percentage of paying customers on the last day of the relevant period in the prior year who remain paying customers on the last day of the relevant period in the current year. The rate of customer renewals may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction or dissatisfaction with our solutions, potential concerns related to our recent security incident, outages impacting our service, the effectiveness of our customer support services, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, or reductions in our customers’ spending levels or general economic conditions in the geographic regions in which we operate, which may be impacted by the economic uncertainty resulting from the global COVID-19 pandemic. If our customers do not renew their subscriptions, or renew on less favorable terms, our revenue may decline, and we may not realize improved operating results from our customer base.

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

The United Kingdom’s withdrawal from the European Union, or Brexit, became effective on January 31, 2020, and the transition period, or the Brexit transition period, during which time the United Kingdom and the European Union negotiated the terms of trade and other matters, ended on December 31, 2020. The United Kingdom and European Union have signed a European Union-United Kingdom Trade and Cooperation Agreement, or the TCA, which became effective in May 2021. Negotiations between the United Kingdom and the European Union are expected to continue in relation to certain elements of the trading relationship between the United Kingdom and the European Union. The ultimate effects of Brexit will depend, in part, on how the terms of the TCA take effect in practice and on any other agreements the United Kingdom may make with the European Union and many of the regulations that now apply in the United Kingdom following the Brexit transition period (including financial laws and regulations, tax, intellectual property rights, data protection laws, immigration  laws and employment laws), will likely be amended in future as the United Kingdom determines its new approach, which may result in significant divergence from European Union regulations. This lack of clarity on future United Kingdom laws and regulations and their interaction with the European Union laws and regulations increases our burden of operating in and doing business in the United Kingdom and the European Union and may affect our results of operations in a number of ways, including increasing currency exchange risk and disruptions in trade and the free movement of goods and services to and from the United Kingdom, generating instability in the global financial markets or negatively impacting the economies of the United Kingdom and Europe. In addition, because of our significant presence in the United Kingdom, it is possible that Brexit may impact some or all of our current operations, including transfers of our personal data and our customers’ personal data between our operations in the United Kingdom and our operations in the European Union. As a result, some of our European customers that are not based in the United Kingdom are requiring that we move their data from our United Kingdom data centers to our data centers based in Germany. Brexit may also impact our ability to freely move employees from our London headquarters to our other locations in Europe. The long-term effects of Brexit will depend in part on how the TCA, and any future agreements signed by the United Kingdom and the European Union, take effect in practice. We expect that Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replicate or replace. Any of these effects of Brexit, and others we cannot anticipate, could negatively impact our business and results of operations.

If we are unable to maintain successful relationships with our channel partners, our ability to acquire new customers could be adversely affected.

In order to grow our business, we anticipate that we will continue to depend on our relationships with our channel partners who we rely on, in addition to our direct sales force, to sell and support our services. In our three-month period ended June 30, 2021, while no individual channel partner accounted for 10% or more of our revenue, in the aggregate, our channel partners accounted for 75% of our revenue. We expect that sales to channel partners will continue to account for a substantial portion of our revenue for the foreseeable future. We utilize channel partners to efficiently increase the scale of our marketing and sales efforts, increasing our market penetration to customers which we otherwise might not reach on our own. Our ability to achieve revenue growth in the future will depend, in part, on our success in maintaining successful relationships with our channel partners, which includes ensuring that we make our service as easy to use by these channel partners as possible.

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

In addition, as of June 30, 2021, we had $218.4 million in goodwill and intangible assets, net of accumulated amortization, recorded on our balance sheet as a result of our recent acquisitions. We will incur expenses related to the amortization of intangible assets and we may in the future need to incur charges with respect to the impairment of goodwill or intangible assets, which could adversely affect our operating results.

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

Our quarterly operating results, including the levels of our revenue, gross margin, profitability, cash flow and deferred revenue, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control and, as a result, may not fully reflect the underlying performance of our business. Fluctuations in quarterly results may negatively impact the value of our ordinary shares. Factors that may cause fluctuations in our quarterly financial results include, but are not limited to:

•	foreign currency exchange rates;
•	our ability to attract new customers;
•	our net revenue retention rate;
•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•	network outages or security breaches, including our recent security incident;
•	general economic, industry and market conditions, including the continuing impact of the global COVID-19 pandemic, Brexit and economic conditions and societal unrest in South Africa;
•	expenses related to litigation or regulatory matters;
•	increases or decreases in the number of features in our services or pricing changes upon any renewals of customer agreements;
•	changes in our pricing policies or those of our competitors;
•	new variations in sales of our services, which has historically been highest in the fourth quarter of a given fiscal year;
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

We operate a global business with offices located in the United States, the United Kingdom, South Africa, Australia and Germany, as well as several other locations. In the three-month period ended June 30, 2021, we generated 50% of our revenue from the United States, 28% from the United Kingdom, 11% from South Africa and 11% from the rest of the world. As a result, our sales and operations are subject to a number of risks and additional costs, including the following:

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

We invested 19% and 19% of our revenue in research and development in our fiscal years ended March 31, 2021 and 2020, respectively. We expect to continue to dedicate significant financial and other resources to our research and development efforts in order to maintain our competitive position. However, investing in research and development personnel, developing new services and enhancing existing services is expensive and time-consuming, and there is no assurance that such activities will result in significant new marketable services, enhancements to existing services, design improvements, cost savings, revenue or other expected benefits. If we spend significant time and effort on research and development and are unable to generate an adequate return on our investment, our business and results of operations may be materially and adversely affected.

We employ third-party licensed software for use in or with our services, and the inability to maintain these licenses or errors or vulnerabilities in the software we license could result in increased costs, reduced service levels, or security risk, which would adversely affect our business.

Our services incorporate and rely on certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software and development tools in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. In addition, integration of the software used in our services with new third-party software may require significant work and require substantial investment of our time and resources and delays in the release of our services until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. A licensor may have difficulties keeping up with technological changes or may stop supporting the software or other intellectual property that it licensed to us. Also, to the extent that our services depend upon the successful operation of third-party software in conjunction with our software, any undetected errors, defects or security vulnerabilities in this third-party software could prevent the deployment or impair the functionality of our services, delay new services introductions, result in a failure of our services, result in security breaches, and injure our reputation. Third-party software could also be used to launch an attack, also known as a supply chain attack, on our corporate and customer production systems resulting in service disruptions and security breaches. Our use of additional or alternative third-party software would require us to enter into additional license agreements with third parties on terms that may not be favorable to us.

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

In February 2021, we announced a restructuring plan designed to align our resources with our strategy. The restructuring plan, which included a reduction of our workforce by approximately 4%, was designed to permit us to increase investment in strategic growth areas. In connection with the restructuring, we recognized pre-tax charges to our financial results for the year ended March 31, 2021 of approximately $3.3 million, consisting of $3.7 million of severance and other one-time termination benefits, and other restructuring related costs, partially offset by $0.4 million of other adjustments. These charges were primarily cash-based. Restructuring charges during the three months ended June 30, 2021 were not material. The actions associated with the restructuring plan are now largely complete.

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

Legal and Regulatory Risks

Our failure to comply with evolving data privacy, data protection and cloud computing regulations, cross-border data transfer restrictions and other domestic or foreign laws and regulations may result in substantial liability and may limit the use and adoption of, or require modifications to, our products and services, all of which could reduce our revenue, harm our operating results and adversely affect our business.

Given the nature and global reach of our business, including our operations in the United States, our corporate headquarters and operations in London, United Kingdom, our operations in Germany, South Africa and elsewhere, as well as the types of information our customers store on our systems, evolving data privacy and data protection laws and regulations around the world that impose requirements on us as well as our customers will continue to significantly impact our business.

Federal, state and foreign governments continue to adopt new laws and regulations addressing data privacy and data security regarding the collection, processing, transfer, storage and use of personal information that affect the provision of cloud services. For example, in the United States, these include laws and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Graham-Leach-Bliley Act of 1999, as well as numerous state breach notification and data privacy laws, and regulator enforcement positions and expectations reflected in federal and state regulatory actions, settlements, consent decrees and guidance documents. In January 2020, the California Consumer Privacy Act of 2018, or CCPA, became effective. The CCPA governs the collection, sale and use of California consumers’ (i.e., California residents’) personal information (as that term is broadly defined by the CCPA), and it has significant impacts on businesses’ handling of personal information and existing privacy policies and procedures. The CCPA gives California consumers expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used by requiring covered entities to provide new disclosures to California consumers and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. In November 2020, California residents voted to approve a ballot proposition that creates the California Privacy Rights Act, or CPRA, that amends and expands the CCPA to further enhance privacy protections for California residents. The CCPA may subject us to regulatory fines by the State of California, individual claims, and increased commercial liabilities. In addition, the CCPA, as well as data privacy laws that have been proposed or enacted in other U.S. states, may limit our or our customers’ ability to use, process and store certain data, which may decrease adoption of our services, increase our costs for compliance, and harm our business, financial condition, cash flows and results of operations.

Internationally, almost every jurisdiction in which we operate has established its own data security, data protection and data privacy legal frameworks with which we, or our customers, must comply, including the European Union General Data Protection Regulation, or the GDPR. The GDPR applies to any company established in the European Union as well as to those outside the European Union if they collect and use personal data in connection with the offering of goods or services to individuals in the European Union or the monitoring of their behavior. The GDPR has enhanced data protection obligations for data controllers of personal data, including, for example, expanded disclosures about how personal data is to be used, limitations on retention of personal data, and mandatory personal data breach notification requirements. The GDPR also imposes onerous obligations and liabilities on service providers or data processors. Under the GDPR, regulatory fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, may be imposed. In addition, data subjects can claim damages resulting from violations of the GDPR. The GDPR further grants non-profit organizations the right to bring claims on behalf of data subjects. Following the end of the Brexit transition period on December 31, 2020, the GDPR was adopted in the United Kingdom and is referred to as the ‘UK GDPR’, but there may be further developments about the regulation that may impact data protection and data privacy considerations in the United Kingdom. In South Africa, the Protection of Personal Information Act (“POPIA”) became enforceable as of July, 2021.  Similar to the GDPR, the regulation imposes obligations and restrictions on the collection, processing, storage and use of personal information in South Africa.  It also restricts the transfer of personal information outside of South Africa unless certain conditions are satisfied.  Failure to comply with POPIA would result in regulatory penalties and fines, as well as claims for damages by data subjects.  As a result, our customers subject to POPIA may require additional contractual protections from us.

Given the breadth and depth of changes in data privacy and data protection regulations, complying with the various requirements has caused us to expend significant resources and such expenditures are likely to continue into the future as we respond to new interpretations and enforcement actions and as we continue to negotiate data processing agreements with our customers and business partners. In addition, our recent security incident implicated the regulatory notification requirements applicable to us. As a result, our actions with respect to such notifications could be subject to regulatory fines and reputational damage, either of which could harm our operating results and adversely affect our business.

To facilitate and legitimize the transfer of both customer and personal data from the European Union and the United Kingdom to the United States, we have relied on the frameworks promulgated by the European Union, Swiss and U.S. authorities, including the EU-U.S. Safe Harbor Framework, EU-U.S. Privacy Shield Framework, and the Swiss-U.S. Privacy Shield Framework While these frameworks have now been invalidated by European authorities, we remain certified under the EU-U.S. and the Swiss-U.S. Privacy Shield frameworks and our obligations thereunder remain in effect. In its decision in July 2020 invalidating the EU-U.S. Privacy Shield Framework, the Court of Justice of the European Union (“CJEU”) affirmed that personal data transfers from the EEA to the United States pursuant to standard contractual clauses, or SCCs, remain a valid transfer mechanism, subject to a requirement that the supervisory authorities in member states continue to review the adequacy of the protection afforded by the SCCs. In June 2021, the European Commission adopted a new set of SCCs providing additional clarity for cross-border transfers of data.  Because of the CJEU affirmation, the new SCCs, and the position of the authorities in the United Kingdom to align with European data privacy regulations, we believe that personal data transfers among our global affiliates in accordance with the SCCs comply with applicable European and United Kingdom personal data transfer requirements. However, there is uncertainty associated with the new SCCs, including obligations related to governmental access requests and concerns around new or renegotiated contractual terms with our customers.  Further, if these SCCs  are ultimately determined to provide inadequate protection for personal data transfers between the European Union, the United Kingdom and the United States, we will be required to identify and implement alternative solutions to ensure that we comply with European and United Kingdom personal data transfer requirements. If we fail to comply fully with privacy laws in the European Union and the United Kingdom, the data protection authorities might impose upon us a number of different sanctions, including fines and restrictions on international personal data transfers.

Data privacy and data protection laws and regulations are subject to new and differing interpretations and there may also be significant inconsistency in laws and regulations throughout the jurisdictions in which we operate or offer our services. Legal and other regulatory requirements could restrict our ability to store and process personal data as part of our services, or, in some cases, impact our ability to offer our services in certain jurisdictions. Such laws and regulations may also impact our customers' ability to deploy certain of our services globally, to the extent they utilize our services for processing personal data. Our strategy in gaining insights from the data we collect as part of our services, particularly threat data, is becoming important to the value of the services we deliver to our customers and to our operational efficiency. Our use of data in this way may be constrained by contractual restrictions or regulatory developments. In addition, in many cases these data privacy and data protection laws and regulations apply not only to transfers of personal data to third parties, but also within an enterprise, including our company or our customers. Finally, if third parties that we engage for the provision of certain functions of our services violate applicable data privacy and data protection laws or regulations or our policies or requirements, such violations may also put our customers’ information at risk which could in turn have an adverse effect on our business.

The costs of compliance with, and other burdens imposed by, data privacy and data protection laws and regulations may require resources to create new services or modify existing services, the failure of which could lead to us being subject to significant fines, penalties or liabilities for noncompliance, and may slow the pace at which we close sales transactions, any of which could harm our business. Compliance with applicable laws and regulations regarding personal data may also require changes in our services that result in increased costs and reduced efficiency. Failure to comply with existing or new data privacy and data protection laws and regulations may result in significant fines or orders to stop the alleged noncompliant activity, as well as negative publicity. Customer may also attempt to terminate our agreements with them or sue us for breach of the data protection provisions of those agreements. As a result, failure to comply with evolving data privacy, data protection and cloud computing regulations may harm our business and our results of operations.

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

Our success and ability to compete depend in part on our intellectual property. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. As of June 30, 2021, we had 34 patents issued and 18 patent applications pending in the United States. We also had one patent issued in the United Kingdom. We may not be able to obtain any further patents, and our pending applications may not result in the issuance of patents. We have issued patents and pending patent applications outside the United States, and we may have to expend significant resources to obtain additional patents as we expand our international operations due to the cost of monitoring and protecting our rights across multiple jurisdictions.

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

Historically, we have incurred periods of net income and net losses. As of June 30, 2021, we had an accumulated deficit of $43.8 million. We have been growing rapidly, and, as we do so, we incur significant sales and marketing, support, research and development and other related expenses. Our ability to sustain profitability will depend in significant part on our obtaining new customers, expanding our existing customer relationships and ensuring that our expenses, including our sales and marketing expenses and the cost of supporting new customers, does not exceed our revenue. We also expect to make significant expenditures and investments in research and development to expand and improve our services and technical infrastructure. In addition, as a public company, we expect to continue to incur significant legal, accounting and other expenses. These increased expenditures may make it harder for us to maintain profitability and we cannot predict when we will achieve sustained profitability, if at all. We also may incur net losses in the future for a number of other unforeseen reasons. Accordingly, we may not be able to maintain profitability, and we may incur losses in the foreseeable future.

Fluctuations in currency exchange rates could adversely affect our business.

The functional currency of our operating subsidiaries is generally the local currency of each entity and our reporting currency is the U.S. dollar. For the three-month period ended June 30, 2021, 53% of our revenue was denominated in U.S. dollars, 26% in British pounds, 11% in South African rand and 11% in other currencies. Given that the functional currency of our subsidiaries is generally the local currency of each entity, but our reporting currency is the U.S. dollar, fluctuations in currency exchange rates between the U.S. dollar and each of the British pound, the South African rand and the Australian dollar could materially and adversely affect our business. There may be instances in which costs and revenue will not be matched with respect to currency denomination. We estimate that a 10% increase or decrease in the value of the British pound against the U.S. dollar would have decreased or increased our income from operations by approximately $0.4 million in the three-month period ended June 30, 2021 and that a 10% increase or decrease in the value of the South African rand against the U.S. dollar would have increased or decreased our income from operations by approximately $0.9 million in the three-month period ended June 30, 2021. To date, we have not entered into any currency hedging contracts. As a result, to the extent we continue our expansion on a global basis, we expect that increasing portions of our revenue, cost of revenue, assets and liabilities will be subject to fluctuations in currency valuations. We may experience economic loss and a negative impact on earnings or net assets solely as a result of currency exchange rate fluctuations.

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

In July 2018, we entered into the Credit Agreement by and among us, certain of our subsidiaries party thereto, as guarantors, certain financial institutions party thereto from time to time, as lenders, and the Administrative Agent. The Credit Agreement provided us with a $100.0 million senior secured term loan and a $50.0 million senior secured revolving credit facility. We amended the Credit Agreement in June 2020. The Credit Agreement requires compliance with significant financial and non-financial covenants, including affirmative covenants relating to the provision of annual and quarterly financial statements and compliance certificates, maintenance of property, insurance, compliance with laws and environmental matters and negative covenants, including, among others, restrictions on the incurrence of certain indebtedness, granting of liens, making investments and acquisitions, mergers and consolidations, paying dividends, entering into affiliate transactions and asset sales. The Credit Agreement also provides for a number of events of default, including, among others, payment, bankruptcy, covenant, representation and warranty, default under material indebtedness (other than the Credit Agreement), change of control and judgment defaults.

As a result of the negative covenants, we may be restricted from engaging in business or operating activities that may otherwise improve our business or from financing future operations or capital needs. Failure to comply with the covenants, including the financial covenants, if not cured or waived, will result in an event of default that could trigger acceleration of our indebtedness, which would require us to repay all amounts owing under our Credit Agreement and could have a material adverse impact on our business. Overdue amounts under the Credit Agreement accrue interest at a default rate. We cannot be certain that our future operating results will be sufficient to ensure compliance with the financial covenants in our Credit Agreement or to remedy any defaults. In addition, in the event of any event of default and related acceleration, we may not have or be able to obtain sufficient funds to make the accelerated payments required under the Credit Agreement. For more information on the Credit Agreement, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

As of June 30, 2021, we had net operating loss carryforwards in the U.K., U.S. federal and state, Australia, Germany, Israel, and Canada.  U.S. federal net operating losses generated through the fiscal year ending March 31, 2018 expire at various dates through 2038 while U.S. federal net operating losses generated after March 31, 2018 do not expire. Substantially all U.S. state net operating loss carryforwards expire at various dates through 2041. Net operating losses in Canada expire in 2041. Net operating loss carryforwards in the U.K., Australia, Germany and Israel do not expire. As of June 30, 2021, we had U.K. income tax credit carryforwards that do not expire. As of June 30, 2021, we had Israel income tax credit carryforwards that expire at various dates from 2024 through 2026.

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

The market price of our ordinary shares may decline. In addition, the market price of our ordinary shares could be highly volatile and may fluctuate substantially as a result of many factors, many of which we cannot control, including:

•	the ongoing global impact of the continuing COVID-19 pandemic and the impact on our business;
•	actual or anticipated fluctuations in our results of operations;
•	variance in our financial performance from the expectations of market analysts;
•	announcements by us or our competitors of significant business developments, changes in service provider relationships, acquisitions or expansion plans;
•	changes in the prices of our services or those of our competitors;
•	our involvement in litigation, including patent litigation;
•	security breaches, including our recent security incident, and litigation and regulatory investigations resulting from such breaches;
•	our sale of ordinary shares or other securities in the future;
•	market conditions in our industry;
•	changes in key personnel;
•	the trading volume of our ordinary shares;
•	changes in the estimation of the future size and growth rate of our markets; and
•	general economic and market conditions, both in the United States and internationally.

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

Item 6. Exhibits.

The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit List below:

EXHIBIT LIST

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date (mm/dd/yyyy)

3.1	Memorandum and Articles of Association of the Registrant	F-1/A	333-207454	3.2	11/06/2015

10.1#	Mimecast UK 2007 Key Employee Share Option Plan and Form of Share Option Agreement	F-1	333-207454	10.6	10/16/2015

10.2#	Mimecast UK 2010 EMI Share Option Scheme	F-1	333-207454	10.7	10/16/2015

10.3#	Mimecast UK Approved Share Option Plan and Form of Share Option Certificate	F-1	333-207454	10.8	10/16/2015

10.4#	Mimecast Limited 2015 Share Option and Incentive Plan	F-1/A	333-207454	10.9	11/06/2015

10.5#	German Sub-Plan to the Mimecast Limited 2015 Share Option and Incentive Plan	10-K	001-37637	10.6	05/29/2018

10.6#	Form of Agreements under the Mimecast Limited 2015 Share Option and Incentive Plan	10-K	001-37637	10.7	05/29/2018

10.7#	Mimecast Limited 2015 Employee Share Purchase Plan	10-K	001-37637	10.8	05/22/2020

10.8#	German Sub-Plan to the Mimecast Limited 2015 Employee Share Purchase Plan	10-K	001-37637	10.9	05/29/2018

10.9	Lease dated February 17, 2017 by and between Mimecast North America, Inc. and 191 Spring Street Trust	20-F	001-37637	4.11	05/26/2017

10.10	Agreement for Lease dated as of January 2, 2018 by and between Bluebutton Developer Company (2012) Limited, Bluebutton Properties UK Limited, B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited, and the Company, and the related Underleases	10-K	001-37637	10.20	05/29/2018

10.11#	Amended and Restated Employment Agreement dated as of September 2, 2015 between Mimecast North America, Inc. and Peter C. Bauer	10-K	001-37637	10.21	05/29/2018

10.12	Credit Agreement dated as of July 23, 2018, by and among Mimecast Limited, certain of Mimecast Limited’s subsidiaries party thereto, as guarantors, certain financial institutions party thereto from time to time, as Lenders, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-37637	10.1	07/24/2018

10.13	Pledge and Security Agreement dated as of July 23, 2018, by and among Mimecast UK Limited, the Grantors (as defined in the Pledge and Security Agreement) and JPMorgan Chase Bank, N.A., as administrative agent to the Lenders party to the Credit Agreement	8-K	001-37637	10.2	07/24/2018

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date (mm/dd/yyyy)
10.14	Trademark Security Agreement dated as of July 23, 2018, by and among Ataata, Inc., Mimecast Services Limited, in favor of JPMorgan Chase Bank, N.A., as administrative agent to the Lenders party to the Credit Agreement	8-K	001-37637	10.3	07/24/2018

10.15	Patent Security Agreement dated as of July 23, 2018, by and between Mimecast Services Limited, in favor of JPMorgan Chase Bank, N.A., as administrative agent to the Lenders party to the Credit Agreement	8-K	001-37637	10.4	07/24/2018

10.16	Security Agreement dated as of July 23, 2018 by and between Mimecast UK Limited, Mimecast Services Limited, Mimecast USD Limited, Mimecast Development Limited, as the original chargors, and JPMorgan Chase Bank, N.A., as the collateral agent	8-K	001-37637	10.5	07/24/2018

10.17	Security Interest Agreement dated as of July 23, 2018, between Mimecast Limited and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-37637	10.6	07/24/2018

10.18	Security Interest Agreement dated as of July 23, 2018, between Mimecast Offshore Limited and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-37637	10.7	07/24/2018

10.19	Security Interest Agreement dated as of July 23, 2018, between Mimecast Services Limited and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-37637	10.8	07/24/2018

10.20	Security Interest Agreement dated as of July 23, 2018, between Mimecast UK Limited and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-37637	10.9	07/24/2018

10.21#	Israeli Sub-Plan to the Mimecast Limited 2015 Share Option and Incentive Plan	10-Q	001-37637	10.39	11/08/2018

10.22#	Israeli Form of Agreements under the Mimecast Limited 2015 Share Option and Incentive Plan	10-Q	001-37637	10.40	11/08/2018
10.23	First Amendment to Lease dated as of the 8th day of August 2018 by and between 191 Spring Street Trust and Mimecast North America, Inc.	10-Q	001-37637	10.41	11/08/2018
10.24	Deed of Variation dated January 17, 2019 to Agreement for Lease dated as of January 2, 2018 by and between Bluebutton Developer Company (2012) Limited, Bluebutton Properties UK Limited, B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited and Mimecast Limited	10-Q	001-37637	10.43	02/11/2019

10.25#	Offer Letter between Mimecast Limited and Rafe Brown, dated February 7, 2019	8-K	001-37637	10.1	02/11/2019

10.26	Second Amendment to Lease dated as of the 26th day of March 2019 by and between 191 Spring Street Trust and Mimecast North America, Inc	10-K	001-37637	10.40	05/29/2019

10.27	Lease of 3rd Floor of 1 Finsbury Avenue, London EC2 dated 29 March 2019 between B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited and Mimecast Limited	10-K	001-37637	10.41	05/29/2019

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date (mm/dd/yyyy)
10.28	Lease of 4th Floor of 1 Finsbury Avenue, London EC2 dated 29 March 2019 between B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited and Mimecast Limited	10-K	001-37637	10.42	05/29/2019

10.29	Lease of 5th Floor of 1 Finsbury Avenue, London EC2 dated 29 March 2019 between B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited and Mimecast Limited	10-K	001-37637	10.43	05/29/2019

10.30#	Form of Non-Qualified Share Option Agreement for Company Employees Outside the United States under the Mimecast Limited 2015 Share Option and Incentive Plan	10-K	001-37637	10.40	05/22/2020

10.31#	Form of Restricted Share Unit Award Agreement for Company Employees Outside the United States under the Mimecast Limited 2015 Share Option and Incentive Plan	10-K	001-37637	10.41	05/22/2020

10.32#	Mimecast Limited Executive Incentive Plan – FY 2021	10-K	001-37637	10.42	05/22/2020

10.33#	Offer Letter between Mimecast Limited and Dino DiMarino, dated June 23, 2016	10-K	001-37637	10.44	05/22/2020

10.34	Amendment No. 1 to Credit Agreement dated as of June 12, 2020, by and among Mimecast Limited, certain of Mimecast Limited’s subsidiaries party thereto, as guarantors, certain financial institutions party thereto from time to time, as Lenders, and JPMorgan Chase Bank, N.A., as administrative agent	10-Q	001-37637	10.45	08/03/2020

10.35	Form of Director Indemnification Agreement	8-K	001-37637	10.1	10/08/2020

10.36	Form of Officer Indemnification Agreement	8-K	001-37637	10.2	10/08/2020

10.37#	Mimecast Limited Executive Incentive Plan – FY 2022	8-K	001-37637	10.2	05/11/2021

10.38#	Mimecast Limited Executive Severance and Change in Control Plan	10-K	001-37637	10.42	05/27/2021

10.39#*	Mimecast Limited 2015 Employee Share Purchase Plan - Additional Terms and Conditions

10.40#*	Offer Letter between Mimecast North America, Inc, and Shahriar Rafimayeri, dated July 23, 2020

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1@	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2@	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date (mm/dd/yyyy)
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Filed herewith.
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

Mimecast Limited

Date: August 3, 2021	By:	/s/ Peter Bauer
Peter Bauer
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2021	By:	/s/ Rafeal Brown
Rafeal Brown
Chief Financial Officer (Principal Financial and Accounting Officer)