Form 10-Q
period 2021-09-30
Mimecast Ltd
filed 2021-11-02
CIK 1644675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 26, 2021, the registrant had 66,394,758 shares of ordinary shares, $0.012 par value per share, outstanding.

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

•	If we are unable to effectively increase sales of our services to large enterprises, our business, financial position and results of operations may suffer.

•	Our business and results of operations may be negatively impacted by the United Kingdom’s withdrawal from the European Union.

•	If we fail to maintain successful relationships with our channel partners, our business, financial position and results of operations may suffer.

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

•	Interruptions or performance problems associated with our information and technology infrastructure could impair the delivery of our services and harm our business.

•	Actions we have taken to restructure our business to better align our resources with our strategy were costly and may not be as effective as anticipated.

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

i

•	We may become involved in litigation that may materially adversely affect us.

Human Capital Risks

•	We are dependent on the continued services and performance of our key employees, including our co-founder.

•	If we are unable to hire, retain and motivate qualified personnel, our business may be adversely impacted, and our recent workforce reduction may adversely affect our business.

Risks Related to Intellectual Property

•	Third parties have sued us for alleged infringement of their proprietary rights.

•	Failure to protect our intellectual property rights could impair our ability to protect our technology and our brand.

•	Our employees may disclose our trade secrets and other proprietary information.

•	Our employees or contractors may wrongfully use or disclose alleged trade secrets or confidential information of their former employers or other parties.

•	The use of open source software in our offerings may expose us to additional risks, including security risks, and harm our intellectual property.

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

ii

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MIMECAST LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	As of September 30,	As of March 31,
	2021	2021
Assets
Current assets
Cash and cash equivalents	$366,652	$292,949
Accounts receivable, net	102,752	114,280
Deferred contract costs, net	17,621	16,165
Prepaid expenses and other current assets	23,166	20,031
Total current assets	510,191	443,425

Property and equipment, net	92,289	92,891
Operating lease right-of-use assets	112,529	128,063
Intangible assets, net	39,226	43,193
Goodwill	177,422	173,952
Deferred contract costs, net of current portion	51,648	50,086
Other assets	2,085	3,097
Total assets	$985,390	$934,707

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$7,368	$10,487
Accrued expenses and other current liabilities	53,914	54,676
Deferred revenue	235,581	237,749
Current portion of finance lease obligations	692	323
Current portion of operating lease liabilities	29,262	33,447
Current portion of long-term debt	9,729	9,090
Total current liabilities	336,546	345,772

Deferred revenue, net of current portion	10,979	12,936
Operating lease liabilities	98,744	112,316
Long-term debt	72,303	94,671
Other non-current liabilities	7,360	8,143
Total liabilities	525,932	573,838

Commitments and contingencies (Note 13)

Shareholders' equity
Ordinary shares, $0.012 par value, 300,000,000 shares authorized; 66,326,404 and 64,562,222 shares issued and outstanding as of September 30, 2021 and March 31, 2021, respectively	796	775
Additional paid-in capital	476,805	408,249
Accumulated deficit	(26,260)	(53,915)
Accumulated other comprehensive income	8,117	5,760
Total shareholders' equity	459,458	360,869
Total liabilities and shareholders' equity	$985,390	$934,707

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIMECAST LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
Revenue	$147,233	$122,693	$289,782	$237,869
Cost of revenue	33,476	29,742	67,025	58,211
Gross profit	113,757	92,951	222,757	179,658
Operating expenses
Research and development	25,234	22,287	56,720	45,089
Sales and marketing	48,775	43,994	97,037	88,037
General and administrative	18,251	16,583	36,174	33,751
Total operating expenses	92,260	82,864	189,931	166,877
Income from operations	21,497	10,087	32,826	12,781
Other income (expense)
Interest income	111	174	269	351
Interest expense	(534)	(790)	(1,070)	(1,673)
Foreign exchange (expense) income and other, net	(677)	1,161	(1,191)	2,924
Total other income (expense), net	(1,100)	545	(1,992)	1,602
Income before income taxes	20,397	10,632	30,834	14,383
Provision for income taxes	2,814	582	3,179	1,195
Net income	$17,583	$10,050	$27,655	$13,188

Net income per ordinary share
Basic	$0.27	$0.16	$0.42	$0.21
Diluted	$0.26	$0.15	$0.41	$0.20
Weighted-average number of ordinary shares outstanding
Basic	65,982	63,517	65,592	63,268
Diluted	68,844	65,581	67,925	65,114

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIMECAST LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
Net income	$17,583	$10,050	$27,655	$13,188
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(2,821)	2,091	2,357	5,991
Total other comprehensive (loss) income	(2,821)	2,091	2,357	5,991
Comprehensive income	$14,762	$12,141	$30,012	$19,179

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIMECAST LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three months ended September 30, 2021
					Accumulated
	Ordinary Shares		Additional		Other	Total
	Number of		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of June 30, 2021	65,662	$788	$440,801	$(43,843)	$10,938	$408,684
Net income	—	—	—	17,583	—	17,583
Foreign currency translation adjustment	—	—	—	—	(2,821)	(2,821)
Issuance of ordinary shares upon exercise of share options	622	7	21,744	—	—	21,751
Share-based compensation	—	—	15,320	—	—	15,320
Tax withholding on vesting of RSUs	(18)	—	(1,059)	—	—	(1,059)
Vesting of RSUs	60	1	(1)	—	—	—
Balance as of September 30, 2021	66,326	$796	$476,805	$(26,260)	$8,117	$459,458

	Six months ended September 30, 2021
					Accumulated
	Ordinary Shares		Additional		Other	Total
	Number of		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of March 31, 2021	64,562	$775	$408,249	$(53,915)	$5,760	$360,869
Net income	—	—	—	27,655	—	27,655
Foreign currency translation adjustment	—	—	—	—	2,357	2,357
Issuance of ordinary shares upon exercise of share options	1,294	15	40,703	—	—	40,718
Share-based compensation	—	—	32,716	—	—	32,716
ESPP purchases	75	1	3,373	—	—	3,374
Tax withholding on ESPP purchases and vesting of RSUs	(192)	(2)	(8,229)	—	—	(8,231)
Vesting of RSUs	587	7	(7)	—	—	—
Balance as of September 30, 2021	66,326	$796	$476,805	$(26,260)	$8,117	$459,458

	Three months ended September 30, 2020
					Accumulated
	Ordinary Shares		Additional		Other	Total
	Number of		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of June 30, 2020	63,269	$759	$345,029	$(80,522)	$(6,947)	$258,319
Net income	—	—	—	10,050	—	10,050
Foreign currency translation adjustment	—	—	—	—	2,091	2,091
Issuance of ordinary shares upon exercise of share options	533	6	10,834	—	—	10,840
Share-based compensation	—	—	13,684	—	—	13,684
Tax withholding on vesting of RSUs	(16)	—	(733)	—	—	(733)
Vesting of RSUs	57	1	(1)	—	—	—
Balance as of September 30, 2020	63,843	$766	$368,813	$(70,472)	$(4,856)	$294,251

	Six months ended September 30, 2020
					Accumulated
	Ordinary Shares		Additional		Other	Total
	Number of		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of March 31, 2020	62,792	$754	$325,808	$(83,660)	$(10,847)	$232,055
Net income	—	—	—	13,188	—	13,188
Foreign currency translation adjustment	—	—	—	—	5,991	5,991
Issuance of ordinary shares upon exercise of share options	782	9	15,871	—	—	15,880
Share-based compensation	—	—	27,350	—	—	27,350
ESPP purchases	87	1	3,094	—	—	3,095
Tax withholding on ESPP purchases and vesting of RSUs	(92)	(1)	(3,307)	—	—	(3,308)
Vesting of RSUs	274	3	(3)	—	—	—
Balance as of September 30, 2020	63,843	$766	$368,813	$(70,472)	$(4,856)	$294,251

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIMECAST LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended September 30
	2021	2020
Operating activities
Net income	$27,655	$13,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,799	18,347
Share-based compensation expense	32,746	27,272
Amortization of deferred contract costs	8,529	6,044
Amortization of debt issuance costs	222	229
Amortization of operating lease right-of-use assets	16,575	14,615
Deferred income tax expense (benefit)	423	(260)
Other non-cash items	10	—
Unrealized currency losses (gains) on foreign denominated transactions	317	(3,417)
Changes in assets and liabilities:
Accounts receivable	10,510	19,298
Prepaid expenses and other current assets	(3,421)	(3,148)
Deferred contract costs	(12,318)	(10,730)
Other assets	850	356
Accounts payable	1,389	(2,501)
Deferred revenue	(1,148)	(11,678)
Operating lease liabilities	(18,590)	(15,175)
Accrued expenses and other liabilities	285	7,908
Net cash provided by operating activities	83,833	60,348
Investing activities
Purchases of property, equipment and capitalized software	(21,040)	(20,170)
Payments for acquisitions, net of cash acquired	—	(17,044)
Net cash used in investing activities	(21,040)	(37,214)
Financing activities
Proceeds from issuance of ordinary shares	44,092	18,975
Withholding taxes related to net share settlement of ESPP purchases and vesting of RSUs	(8,231)	(3,308)
Payments on debt including revolving credit facilities	(21,875)	(3,125)
Payments on finance lease obligations	(347)	(611)
Proceeds from long-term debt including revolving credit facilities	—	17,500
Net cash provided by financing activities	13,639	29,431
Effect of foreign exchange rates on cash	(2,729)	4,185
Net increase in cash and cash equivalents	73,703	56,750

Cash and cash equivalents at beginning of period	292,949	173,958
Cash and cash equivalents at end of period	$366,652	$230,708

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$868	$1,701
Cash paid during the period for income taxes	$1,377	$963

Supplemental disclosure of non-cash investing and financing activities
Unpaid purchases of property, equipment and capitalized software	$1,304	$9,598
Operating lease right-of-use assets exchanged for lease obligations	$2,509	$28,793
Property and equipment acquired under finance lease	$716	$-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended March 31, 2021 contained in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of September 30, 2021, and for the three and six month ended September 30, 2021 and 2020. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

The Company reclassified certain amounts within its condensed consolidated statement of cash flows to conform to current period presentation. The reclassifications include $0.7 million from other assets and $0.4 million from accrued expenses and other liabilities to deferred income tax expense (benefit) for the six months ended September 30, 2020. These reclassifications had no impact on the Company’s previously reported results of operations or balance sheets.

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

Due to the global COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of September 30, 2021. Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from management’s estimates if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. Changes in estimates are recorded in the period in which they become known.

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions, other events, and circumstances from non-owner sources. Comprehensive income consists of net income and other comprehensive income, which includes certain changes in equity that are excluded from net income. As of September 30, 2021 and March 31, 2021, accumulated other comprehensive income is presented separately on the condensed consolidated balance sheets and consists of cumulative foreign currency translation adjustments.

Accounting Policies

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements. As of September 30, 2021, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K, have not changed.

2. Revenue and Deferred Revenue

Revenue recognized during the three and six months ended September 30, 2021 from amounts included in deferred revenue at the beginning of the respective periods was approximately $102.4 million and $167.7 million, respectively. Revenue recognized during the three and six months ended September 30, 2020 from amounts included in deferred revenue at the beginning of the respective periods was approximately $85.2 million and $137.9 million, respectively. Revenue recognized during the three and six months ended September 30, 2021 and 2020 from performance obligations satisfied or partially satisfied in previous periods was not material.

Contracted revenue as of September 30, 2021 and March 31, 2021 that has not yet been recognized (contracted and not recognized) was $138.5 million and $117.5 million, respectively, which includes deferred revenue and non-cancellable amounts that will be invoiced and recognized as revenue in future periods and excludes contracts with an original expected length of one year or less. The Company expects 52% of contracted and not recognized revenue to be recognized over the next year, 47% in years two and three, with the remaining balance recognized thereafter.

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

Credit risk with respect to accounts receivable is dispersed due to the Company’s large number of customers. The Company’s accounts receivable are derived from revenue earned from customers primarily located in the United States, the United Kingdom, and South Africa. The Company generally does not require its customers to provide collateral or other security to support accounts receivable. The Company maintains an allowance for its doubtful accounts receivable due to estimated credit losses. The Company estimates credit losses at the reporting date resulting from the inability of its customers to make required payments, including its historical experience of actual losses and the aging of such receivables. These receivables have been pooled by shared risk characteristics. Based on known information the Company may also establish specific allowances for customers in an adverse financial condition or adjust its expectations of changes in conditions that may impact the collectability of outstanding receivables. Credit losses historically have not been significant and the Company generally has not experienced any material losses related to receivables from individual customers, or groups of customers. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable. The Company will continue to actively monitor the impact of the global COVID-19 pandemic on expected credit losses. As of September 30, 2021 and March 31, 2021, no individual customer represented more than 10% of the Company’s accounts receivable. During the three and six months ended September 30, 2021 and 2020, no individual customer represented more than 10% of the Company’s revenue.

When investments are held the Company diversifies its investment portfolio by investing in multiple types of investment-grade securities and attempts to mitigate the risk of loss by using a third-party investment manager. As of September 30, 2021 and March 31, 2021, the Company did not hold any investments.

4. Cash, Cash Equivalents and Investments

The Company considers all highly liquid instruments purchased with an original maturity date of 90 days or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, amounts held in interest-bearing money market funds and investments with maturities of 90 days or less from the date of purchase. Cash equivalents are carried at cost, which approximates their fair market value. Investments not classified as cash equivalents are presented as either short-term or long-term investments based on both their stated maturities as well as the time period the Company intends to hold such securities. The Company determines the appropriate classification of investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company adjusts the cost of investments for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion in interest income in the condensed consolidated statements of operations. As of September 30, 2021 and March 31, 2021, cash and cash equivalents of $366.7 million and $292.9 million, respectively, were carried at amortized cost, which approximates their market value.

5. Fair Value of Financial Instruments

The Company’s financial instruments include cash, cash equivalents, investments, accounts receivable, accounts payable, accrued expenses and borrowings under the Company’s long-term debt arrangements. The carrying amount of the Company’s long-term debt arrangements approximates its fair values due to the interest rates the Company believes it could obtain for arrangements with similar terms. The carrying amount of the remainder of the Company’s financial instruments approximated their fair values as of September 30, 2021 and March 31, 2021, due to the short-term nature of those instruments.

The Company has evaluated the estimated fair value of financial instruments using available market information. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

Fair values determined using “Level 1 inputs” utilize unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.  Fair values determined using “Level 2 inputs” utilize quoted prices that are directly or indirectly observable. Fair values determined using “Level 3 inputs” utilize unobservable inputs for determining fair values of assets or liabilities that reflect an entity's own assumptions in pricing assets or liabilities. As of September 30, 2021 and March 31, 2021, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

The Company measures eligible assets and liabilities at fair value, with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities and did not elect the fair value option for any financial assets and liabilities transacted in the three and six months ended September 30, 2021 and the year ended March 31, 2021.

The following table summarizes financial assets measured and recorded at fair value on a recurring basis in the accompanying condensed consolidated balance sheets as of September 30, 2021 and March 31, 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

September 30, 2021
Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)
Assets:
Money market funds	$10,436

March 31, 2021
Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)
Assets:
Money market funds	$15,366

6. Leases

The Company has operating leases for data centers and facilities and finance leases for certain equipment. The leases have remaining lease terms of less than one year to 7 years, some of which include options to extend the leases for up to 10 years. The Company recognizes lease expense for operating leases on a straight-line basis over the lease term. Variable costs, which are based on actual usage, are not included in the measurement of right-of-use assets (ROUA) and lease liabilities but are expensed when the event determining the amount of variable consideration to be paid occurs. Amortization expense of the ROUA for finance leases is recognized on a straight-line basis over the lease term and interest expense for finance leases is recognized based on the effective interest method using an incremental borrowing rate.

The components of lease expense were as follows:

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
Short-term lease cost	$16	$21	$42	$88
Variable lease cost	1,639	1,815	3,050	3,558
Operating lease cost	9,452	8,945	19,398	17,322
Finance lease cost:
Amortization of lease assets	52	250	302	500
Interest on lease liabilities	1	12	4	28
Total finance lease cost	$53	$262	$306	$528

Supplemental cash flow information related to leases was as follows:

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$12,118	$8,487	$21,790	$18,124
Operating cash outflows from finance leases	$1	$12	$4	$32
Financing cash outflows from finance leases	$74	$264	$347	$611

Weighted-average remaining lease term and discount rate:

	As of September 30,	As of March 31,
	2021	2021
Weighted-average remaining lease term (in years)
Operating leases	5.51	5.76
Finance leases	0.92	0.35
Weighted-average discount rate
Operating leases	4.56%	4.58%
Finance leases	0.86%	4.83%

Maturities of lease liabilities as of September 30, 2021 were as follows:

Year Ending March 31,	Operating Leases	Finance Leases
Remainder of 2022	$17,948	$387
2023	32,217	307
2024	23,716	—
2025	21,775	—
2026	17,232	—
Thereafter	31,807	—
Total lease payments	144,695	694
Less: imputed interest	(16,689)	(2)
Total lease liabilities	$128,006	$692

As of September 30, 2021, the Company had additional leases with future lease payments of $8.6 million, the terms of which have not yet commenced. These leases are expected to commence in the current fiscal year with lease terms of approximately five years.

7. Internal-use Software Costs

Software Development Costs

Costs incurred to develop software applications used in the Company’s SaaS platform consist of certain direct costs of materials and services incurred in developing or obtaining internal-use computer software, and payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the project. These costs generally consist of internal labor during configuration, coding, and testing activities. Research and development costs incurred during the preliminary project stage or costs incurred for data conversion activities, training, maintenance and general and administrative or overhead costs are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the application is substantially complete and ready for its intended use. Qualified costs incurred during the operating stage of the Company’s software applications relating to upgrades and enhancements are capitalized to the extent it is probable that they will result in added functionality, while costs incurred for maintenance of, and minor upgrades and enhancements to, internal-use software are expensed as incurred. During the three and six months ended September 30, 2021 and 2020, the Company believes the substantial majority of its development efforts were either in the preliminary project stage of development or in the operation stage (post-implementation), and accordingly, no costs have been capitalized during these periods. These costs are included in the accompanying condensed consolidated statements of operations as research and development expense.

Implementation Costs on Cloud-computing Arrangements

As of September 30, 2021 and March 31, 2021, the net carrying value of capitalized implementation costs related to hosting arrangements that were incurred during the application development stage were $2.3 million and $2.9 million, respectively. These capitalized implementation costs will be amortized over the expected term of the arrangement and are amortized in the same line item in the condensed consolidated statements of operations as the expense for fees for the associated hosting arrangement.

8. Net Income Per Ordinary Share

The Company calculates basic and diluted net income per ordinary share by dividing net income by the weighted-average number of ordinary shares outstanding during the period.

The following table presents the calculation of basic and diluted net income per share for the periods presented (in thousands, except per share data):

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
Numerator:
Net income	$17,583	$10,050	$27,655	$13,188
Denominator:
Weighted-average number of ordinary shares used in computing net income per share applicable to ordinary shareholders – basic	65,982	63,517	65,592	63,268
Dilutive effect of share equivalents resulting from share options, RSUs and ESPP shares	2,862	2,064	2,333	1,846
Weighted-average number of ordinary shares used in computing net income per share – diluted	68,844	65,581	67,925	65,114
Net income per share applicable to ordinary shareholders:
Basic	$0.27	$0.16	$0.42	$0.21
Diluted	$0.26	$0.15	$0.41	$0.20

The following potentially dilutive ordinary share equivalents have been excluded from the calculation of diluted weighted-average shares outstanding as their effect would have been anti-dilutive for the periods presented (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
Share options outstanding	369	3,072	1,979	3,367
Unvested RSUs	55	103	275	642
ESPP shares	65	85	72	82

9. Share-Based Compensation

For the three and six months ended September 30, 2021 and 2020, all grants of share-based awards have been made under the Mimecast Limited 2015 Share Option and Incentive Plan (the 2015 Plan) and the 2015 Employee Share Purchase Plan (the ESPP). Additionally, the Company has two pre-IPO share-based compensation plans including the Mimecast Limited 2010 EMI Share Option Scheme (the 2010 Plan), and the Mimecast Limited Approved Share Option Plan (the Approved Plan) (the 2010 Plan and the Approved Plan, collectively, the Historical Plans). Subsequent to November 19, 2015, the IPO date, no further grants under the Historical Plans were permitted.

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

Share Options

The fair value of each share option issued under the 2015 Plan was estimated using the Black-Scholes option-pricing model that used the following weighted-average assumptions:

	Six months ended September 30,
	2021	2020
Expected term (in years)	6.1	6.1
Risk-free interest rate	1.3%	0.6%
Expected volatility	46.6%	44.6%
Expected dividend yield	—%	—%
Grant date fair value per ordinary share	$43.27	$33.43

The weighted-average per share fair value of options granted to employees during the six months ended September 30, 2021 and 2020 was $19.84 and $14.31, respectively. As of September 30, 2021, the number of options and awards available for future grant under the 2015 Plan was 9,494,279.

Share option activity under the 2015 Plan and the Historical Plans for the six months ended September 30, 2021 was as follows:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2021	5,322,599	$34.13	6.81	$43,683
Options granted	842,928	$43.27
Options exercised	(1,294,165)	$31.46
Options forfeited and cancelled	(300,586)	$40.48
Outstanding as of September 30, 2021	4,570,776	$36.15	6.86	$125,449
Exercisable as of September 30, 2021	2,229,895	$30.44	5.89	$73,934

For the six months ended September 30, 2021 and 2020, the total intrinsic value of options exercised was $30.7 million and $19.4 million, respectively. For the six months ended September 30, 2021 and 2020, total cash proceeds from option exercises was $40.7 million and $15.9 million, respectively.

As of September 30, 2021, there was approximately $37.0 million of unrecognized share-based compensation related to unvested share options, which is expected to be recognized over a weighted-average period of 2.52 years.

RSUs

The Company grants RSUs to its non-employee directors and its employees. Non-employee directors receive an initial RSU grant upon joining the board of directors that vests over three years and an annual grant each year thereafter that vests fully on the one-year anniversary of the grant date. RSUs granted to employees generally vest in four equal annual installments.

RSU activity under the 2015 Plan for the six months ended September 30, 2021 was as follows:

	Number of Awards	Weighted Average Grant Date Fair Value	Intrinsic Value (in thousands)
Unvested RSUs as of March 31, 2021	2,630,359	$38.62	$105,767
RSUs granted	1,831,336	$43.06
RSUs vested	(587,320)	$37.84
RSUs forfeited	(475,743)	$39.00
Unvested RSUs as of September 30, 2021	3,398,632	$41.09	$216,153

As of September 30, 2021, there was approximately $117.6 million of unrecognized share-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 3.06 years.

ESPP

In the three months ended September 30, 2021 and 2020, the Company recognized $0.5 million and $0.7 million of share-based compensation expense under the ESPP, respectively. In the six months ended September 30, 2021 and 2020, the Company recognized share-based compensation expense under the ESPP of $1.0 million and $1.2 million respectively. In the six months ended September 30, 2021 and 2020 total cash proceeds from shares purchased under the ESPP were $3.4 million and $3.1 million, respectively.

As of September 30, 2021, there were 0.5 million shares of the Company's ordinary shares available for future issuance under the ESPP.

Share-based compensation expense recognized under the 2015 Plan, Historical Plans and ESPP in the accompanying condensed consolidated statements of operations was as follows:

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
Cost of revenue	$1,461	$1,163	$2,968	$2,288
Research and development	3,922	3,895	10,384	7,779
Sales and marketing	5,275	4,451	10,359	8,888
General and administrative	4,700	4,110	9,035	8,317
Total share-based compensation expense	$15,358	$13,619	$32,746	$27,272

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

11. Goodwill and Intangible Assets

The following is a rollforward of the Company’s goodwill balance:

Goodwill
Balance as of March 31, 2021	$173,952
Effect of foreign exchange rates	3,470
Balance as of September 30, 2021	$177,422

Purchased intangible assets consisted of the following:

	Weighted-
	Average	September 30, 2021
	Remaining	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(in years)	Value	Amortization	Value
Developed technology	7	$39,951	$(11,492)	$28,459
Customer relationships	4	991	(399)	592
Capitalized software and other (1) (2)	3	25,176	(15,001)	10,175
		$66,118	$(26,892)	$39,226

	Weighted-
	Average	March 31, 2021
	Remaining	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(in years)	Value	Amortization	Value
Developed technology	7	$39,180	$(9,114)	$30,066
Customer relationships	4	984	(318)	666
Capitalized software and other (1) (2)	3	25,161	(12,700)	12,461
		$65,325	$(22,132)	$43,193

(1)

As of September 30, 2021 and March 31, 2021, the net carrying value of capitalized software and other included $2.1 million and $2.1 million, respectively, of costs capitalized related to video production costs.

(2)	As of September 30, 2021 and March 31, 2021, the net carrying value of capitalized software and other included $0.3 million and $0.3 million of costs capitalized related to IP addresses.

For the three months ended September 30, 2021 and 2020, the Company recorded amortization expense of $2.5 million and $2.4 million, respectively. For the six months ended September 30, 2021 and 2020, the Company recorded amortization expense of $4.9 million and $4.6 million, respectively. Amortization relating to developed technology and capitalized software was recorded within cost of revenue and amortization of customer relationships was recorded within sales and marketing expenses.

Future estimated amortization expense of intangible assets as of September 30, 2021, is as follows:

	Purchased Intangible Assets	Capitalized Software
Remainder of 2022	$2,286	$2,550
2023	4,573	3,874
2024	4,513	2,103
2025	4,437	1,153
2026	4,360	397
Thereafter	8,882	98
Total	$29,051	$10,175

12. Debt

In July 2018, the Company entered into a credit agreement (the Credit Agreement) that provided the Company with a $100.0 million senior secured term loan (the Term Loan) and a $50.0 million senior secured revolving credit facility (the Revolving Facility). In June 2020, the Credit Agreement was amended to permit the Company to issue letters of credit in certain additional foreign currencies beyond the U.S. dollar and the British pound (as amended, the Credit Agreement, the Term Loan and the Revolving Facility are referred to herein as the Credit Facility). The term of the Credit Facility is five years, maturing on July 23, 2023. As of September 30, 2021 and March 31, 2021, the effective interest rate under the Credit Facility was LIBOR plus 1.375%.

The Credit Facility requires the Company to maintain compliance with certain debt covenants, all of which the Company was in compliance with as of September 30, 2021.

As of September 30, 2021 and March 31, 2021, the Company had $82.5 million and $86.9 million, respectively, outstanding on the Term Loan. As of March 31, 2021, the Company had $17.5 million outstanding under the Revolving Facility. In the three months ended September 30, 2021 the Company repaid the $17.5 million outstanding borrowings under the Revolving Facility in full. As of September 30, 2021 and March 31, 2021, total availability under the Revolving Facility was reduced by outstanding letters of credit of $2.2 million. As of September 30, 2021 and March 31, 2021, total availability under the Revolving Facility was $47.8 million and $30.3 million, respectively. Future minimum principal payment obligations under the Term Loan and Revolving Facility are as follows:

Fiscal Year Ending March 31,	Debt
Remainder of 2022	$5,000
2023	10,000
2024	67,500
Total minimum debt payments	82,500
Less: Debt issuance costs	(468)
Less: Current portion of long-term debt	(9,729)
Long-term debt	$72,303

As of September 30, 2021 and March 31, 2021, the balance of debt issuance costs recorded as a reduction of debt was $0.5 million and $0.6 million, respectively. As of September 30, 2021 and March 31, 2021, the balance of debt issuance costs recorded in other assets was $0.3 million. For the three months ended September 30, 2021 and 2020, total interest expense under the Credit Facility was $0.4 million and $0.7 million, respectively. For the six months ended September 30, 2021 and 2020, total interest expense under the Credit Facility was $0.8 million and $1.4 million, respectively.

13. Commitments and Contingencies

Litigation

On September 10, 2019, ZapFraud, Inc. (ZapFraud), filed a complaint in the U.S. District Court for the District of Delaware against the Company’s wholly owned subsidiaries, Mimecast North America, Inc., Mimecast Services Limited and Mimecast UK Limited. The complaint alleges that certain elements of the Company’s email security technology infringe a patent held by ZapFraud.  ZapFraud seeks an award for damages in an unspecified amount, attorney’s fees and injunctive relief. On November 22, 2019, the Company filed a Motion to Dismiss for Failure to State a Claim. On April 24, 2020, ZapFraud amended its complaint by alleging that the Company’s email security technology infringes an additional patent that was recently issued to ZapFraud. On May 22, 2020, the Company filed a revised Motion to Dismiss for Failure to State a Claim that responds to ZapFraud’s amended complaint. On September 18, 2020, the court held a hearing on the motion and on November 20, 2020 the magistrate judge issued a recommendation that the court grant the Company’s motion. On December 11, 2020, ZapFraud filed objections to the magistrate judge’s recommendation and the Company responded to those objections on January 4, 2021. On March 25, 2021, the court adopted the recommendation of the magistrate judge, and granted the Company’s motion to dismiss. On September 22, 2021, the decision of the district court to adopt the magistrate judge’s recommendation became final and non-appealable.

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

Except as described above, the Company was not subject to any material legal proceedings during the six months ended September 30, 2021 and 2020, and, to the best of its knowledge, except as described above, no material legal proceedings are currently pending or threatened.

Indemnification

In the ordinary course of business, the Company provides indemnifications of varying scope and terms to customers, business partners, vendors, lessors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from intellectual property infringement claims made by third parties, the Company’s breach of certain agreements, and other liabilities relating to or arising from the Company’s acts or omissions. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular indemnification. Based on historical experience and information known as of September 30, 2021 and March 31, 2021, the Company has not incurred any costs for the above indemnities.

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

The Company has incurred and expects to incur significant costs related to the security incident. For the year ended March 31, 2021, the Company recorded $0.8 million of pre-tax expenses related to the security incident, net of anticipated insurance recoveries. For the three and six months ended September 30, 2021, expenses related to the security incident were not material. Expenses include costs of the forensic investigation, remediation costs, and legal and other professional services. It is also expected that the Company will continue to incur costs related to its response, remediation, and investigatory efforts relating to this security incident. While the Company has cyber insurance coverage, the amount of such insurance may be insufficient to compensate for any expenses or losses that may result from the security incident or the insurance carrier may refuse to reimburse the Company for certain costs under the terms of the policy. The full scope of the costs and related impacts of the security incident, including the availability of insurance to offset some of these costs, cannot be estimated at this time.

14. Restructuring

Fiscal 2021 Restructuring

On January 28, 2021, the Board of Directors of the Company approved a restructuring plan designed to align the Company’s resources with its strategy. The restructuring plan, which included a reduction of the Company’s workforce by approximately 4%, permitted the Company to increase investment in strategic growth areas. During the year ended March 31, 2021, the Company recognized total pre-tax restructuring charges of $3.3 million, consisting of $3.7 million of severance and other one-time termination benefits, and other restructuring related costs, partially offset by $0.4 million of other adjustments. These charges were primarily cash-based and were recognized in the fourth quarter of fiscal 2021 in Restructuring in the consolidated statements of operations. Restructuring charges during the six months ended September 30, 2021 were not material. The actions associated with the restructuring plan are completed and the Company does not expect any material costs to be incurred in fiscal 2022.

The following is a rollforward of the Company’s restructuring liability balance:

Severance and related costs
Balance as of March 31, 2021	$398
Cash payments	(398)
Balance as of September 30, 2021	$—

15. Segment and Geographic Information

Geographic Data

The Company allocates, for the purpose of geographic data reporting, its revenue based upon the location of the contracting subsidiary. Total revenue by geographic area was as follows:

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
United States	$74,520	$63,175	$145,436	$123,922
United Kingdom	41,773	35,397	82,116	68,487
South Africa	15,257	12,512	30,659	23,687
Other	15,683	11,609	31,571	21,773
Total	$147,233	$122,693	$289,782	$237,869

Property and equipment, net, by geographic location consists of the following:

	As of September 30,	As of March 31,
	2021	2021
United States	$42,000	$40,129
United Kingdom	27,474	28,892
South Africa	7,078	7,942
Other	15,737	15,928
Total	$92,289	$92,891

16. Income Taxes

The provision for income taxes for the three months ended September 30, 2021 and 2020 was $2.8 million and $0.6 million, respectively, on income before income taxes of $20.4 million and $10.6 million, respectively. The provision for income taxes for the six months ended September 30, 2021 and 2020 was $3.2 million and $1.2 million, respectively, on income before taxes of $30.8 million and $14.4 million, respectively.

The provision for income taxes for the three and six months ended September 30, 2021 was primarily attributable to the provision recorded on the earnings of the Company’s profitable entities, partially offset by discrete tax benefits of $0.7 million and $2.1 million related to excess tax benefits on share-based compensation realized by U.S. and U.K. employees.

The provision for income taxes for the three and six months ended September 30, 2020 was primarily attributable to the tax provision recorded on the earnings of the Company’s profitable entities, partially offset by the discrete tax benefit of $2.7 million and $3.1 million related to excess tax benefits on share-based compensation realized by U.S. and U.K employees. In addition, during the three and six months ended September 30, 2020, the Company recorded a discrete tax benefit of $0.6 million for the release of a portion of the Company’s pre-existing U.S. valuation allowance as a result of the MessageControl business combination.

In assessing the Company’s ability to realize its net deferred tax assets, the Company considered various factors including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations to determine whether it is more likely than not that some portion or all of its net deferred tax assets will not be realized. Based upon these factors, the Company has determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against its net deferred tax assets as of September 30, 2021. It is possible that within the next 12 months, there may be sufficient positive evidence to release a portion or all of the valuation allowance. Release of the valuation allowance would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment.

During the three and six months ended September 30, 2021, the Company did not have a material change to the Company’s liabilities for uncertain tax positions. As of September 30, 2021, the Company did not have any material uncertain tax positions that would impact the effective tax rate if recognized. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying condensed consolidated statements of operations. As of September 30, 2021 and March 31, 2021, accrued interest or penalties related to uncertain tax positions were immaterial.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended March 31, 2021, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on May 27, 2021. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to, statements concerning our strategy and operational and growth initiatives, the impacts of the COVID-19 pandemic and related market and economic conditions on our business, results of operations and financial condition, fluctuations in foreign exchange rates, the security of our network, products and services, statements regarding the disclosed security incident and our current understanding of the identity and likely targets of the sophisticated threat actor, the scope and impact of the attack, and the results to date of our investigation, are forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q and set forth in our other SEC filings, including our Annual Report on Form 10-K filed with the SEC on May 27, 2021. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We market and sell our services to organizations of all sizes across a broad range of industries. As of September 30, 2021, we provided our services to approximately 39,600 customers and protected millions of their employees across the world. We generate sales through our network of channel partners as well as through our direct sales force. Our growth and future success depend on our ability to expand our customer base, sell additional services to our existing customers, and retain our customers.

In the six months ended September 30, 2021, we generated 50% of our revenue outside of the United States, with 28% generated from the United Kingdom, 11% from South Africa and 11% from the rest of the world. In the six months ended September 30, 2020, we generated 48% of our revenue outside of the United States, with 29% generated from the United Kingdom, 10% from South Africa and 9% from the rest of the world. Our most significant growth market is the United States. We also believe that there is a large opportunity in our other existing markets. We intend to make significant investments in sales and marketing to continue expanding our customer base in our target markets.

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

We remain committed to supporting our employees, customers and partners, and their communities during the pandemic. As a result of the COVID-19 pandemic we took a number of actions, which included: (i) instituting a closure of all of our global offices, including our global headquarters in London, United Kingdom and our offices in the United States, and shifting to a remote working environment for all of our employees; (ii) implementing a travel ban, (iii) cancelling or shifting to virtual-only customer, industry and employee events; and (iv) establishing an employee support fund to offset the impact of the pandemic on our more vulnerable employees. The expected duration of these actions is uncertain. More recently, we have opened some of our global offices on a limited basis and in accordance with government requirements and permitted limited travel. We expect, however, that the transition back to normal operations will in any event take significant time, perhaps several months.

We believe that the global COVID-19 pandemic and the resulting societal and economic disruption has negatively impacted and will continue to negatively impact our business and results of operations in a number of ways. Demand for our products and services has been and may continue to be negatively impacted by a decline in the rate of IT spending and a delay in purchasing decisions as IT and security staff focus on addressing the disruption to their businesses, which may impact sales to prospects and existing customers and increase customer attrition. Additionally, the global COVID-19 pandemic and the governmental and economic responses have impacted some industries, such as travel, hospitality and retail, more significantly than others. Our global sales and marketing operations have been disrupted as we moved to a remote working environment and canceled many customer and industry events. Some customers have requested extended payment terms, have reduced the number of seats that they purchase, or have not increased the number of seats as they historically have, and we expect that these trends will continue, or potentially accelerate if the economy worsens. The economic disruption may also negatively impact the collectability of our accounts receivables as customers experience extreme distress. More recently, the global COVID-19 pandemic has led to global supply chain disruptions. We have been closely monitoring the impact of the global COVID-19 pandemic on all aspects of our business, including how it will impact our operations, and we may take further precautionary and preemptive actions as may be required by the evolving circumstances. At the current time, the extent to which the global COVID-19 pandemic may affect our business, results of operations and financial condition is uncertain. See Part II, Item 1A, “Risk Factors – The global COVID-19 pandemic, including the related containment efforts, has had, and will likely continue to have, certain negative impacts on our business and operations, and we are unable to predict with certainty the extent to which it may continue to adversely affect our business, results of operations and financial condition.”

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

We have incurred and expect to incur significant costs related to the security incident. For the year ended March 31, 2021, we recorded $0.8 million of pre-tax expenses related to the security incident, net of anticipated insurance recoveries. For the three and six months ended September 30, 2021, expenses related to the security incident were not material. Expenses include costs of the forensic investigation, remediation costs, and legal and other professional services. It is also expected that we will continue to incur costs related to our response, remediation, and investigatory efforts relating to this security incident. While we have cyber insurance coverage, the amount of such insurance may be insufficient to compensate us for any expenses or losses that may result from the security incident or the insurance carrier may refuse to reimburse us for certain costs under the terms of the policy. The full scope of the costs and related impacts of the security incident, including the availability of insurance to offset some of these costs, cannot be estimated at this time.

Key Factors Affecting Our Performance

We believe that the growth of our business and our future success are dependent upon a number of key factors, including the following:

Acquisition of new customers. We employ a sales strategy that focuses on acquiring new customers, through our direct sales force and network of channel partners, and selling additional products to existing customers. Acquiring new customers, particularly large, enterprise customers, is a key element of our continued success, growth opportunity and future revenue. We have invested in and intend to continue to invest in our direct sales force and channel partners. During the twelve months ended September 30, 2021, our customer base increased by approximately 400 organizations.

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

Currency fluctuations. We conduct business in the United States and in other countries in North America, the United Kingdom and in other countries in Europe, South Africa and in other countries in Africa, Australia and the UAE. As a result, we are exposed to risks associated with fluctuations in currency exchange rates, particularly between the U.S. dollar, the British pound and the South African rand. In the six months ended September 30, 2021, 53% of our revenue was denominated in U.S. dollars, 26% in British pounds, 11% in South African rand and 10% in other currencies. Given that the functional currency of our subsidiaries is generally the local currency of each entity, but our reporting currency is the U.S. dollar, devaluations of the British pound, South African rand and other currencies relative to the U.S. dollar impacts our profitability.

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

Key Performance Indicators

In addition to traditional financial metrics, such as revenue and revenue growth trends, we monitor several other key performance indicators to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. The key performance indicators that we monitor are as follows:

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Revenue constant currency growth rate (1)	16%	19%	16%	20%
Gross profit percentage	77%	76%	77%	76%
Free cash flow (1)	$31,188	$21,644	$62,793	$40,178
Adjusted EBITDA (1)	$46,795	$33,604	$85,387	$59,269

	As of September 30,
	2021	2020
Net revenue retention rate	106%	105%
Total customers (2)	39,600	39,200

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

Adjusted EBITDA. We believe that Adjusted EBITDA is a key indicator of our operating results. We define Adjusted EBITDA as net income (loss), adjusted to exclude: depreciation, amortization, disposals and impairment of long-lived assets, acquisition-related gains and expenses, litigation-related expenses, share-based compensation expense, restructuring expense, interest income and interest expense, the provision for (benefit from) income taxes and foreign exchange income (expense). For further explanation of the uses and limitations of this non-GAAP measure and a reconciliation of our Adjusted EBITDA to the most directly comparable GAAP measure, net income, see “Reconciliations of Non-GAAP Financial Measures” below. We expect that our Adjusted EBITDA will continue to increase compared to the prior fiscal year; however, we expect that our operating expenses will also increase in absolute dollars as we focus on expanding our sales and marketing teams and growing our research and development capabilities.

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

Reconciliations of Non-GAAP Financial Measures

Revenue constant currency growth rate

In order to determine how our business performed exclusive of the effect of foreign currency fluctuations, we compare the percentage change in our revenue from one period to another using a constant currency. To determine the revenue constant currency growth rate for each period, revenue from entities reporting in foreign currencies was translated into U.S. dollars using the comparable prior period’s foreign currency exchange rates. For example, the average rates in effect for the three and six months ended September 30, 2020 were used to convert revenue for the three and six months ended September 30, 2021 and the revenue for the comparable prior period ended September 30, 2020, rather than the actual exchange rates in effect during the respective periods. Revenue constant currency growth rate is a non-GAAP financial measure. A reconciliation of this non-GAAP measure to its most directly comparable GAAP measure for the respective periods can be found in the table below.

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Reconciliation of Revenue Constant Currency Growth Rate:
Revenue, as reported	$147,233	$122,693	$289,782	$237,869
Revenue year-over-year growth rate, as reported	20%	19%	22%	17%
Estimated impact of foreign currency fluctuations	(4)%	(—)%	(6)%	3%
Revenue constant currency growth rate	16%	19%	16%	20%

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

The following table presents a reconciliation of net cash provided by operating activities to free cash flow:

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
Reconciliation of Free Cash Flow:
Net cash provided by operating activities	$43,133	$31,043	$83,833	$60,348
Purchases of property, equipment and capitalized software	(11,945)	(9,399)	(21,040)	(20,170)
Free cash flow	$31,188	$21,644	$62,793	$40,178

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we define as net income, adjusted to exclude: depreciation, amortization, disposals and impairment of long-lived assets, acquisition-related gains and expenses, litigation-related expenses, share-based compensation expense, restructuring expense, interest income and interest expense, the provision for (benefit from) income taxes and foreign exchange income (expense).

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

The following table presents a reconciliation of net income to Adjusted EBITDA:

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income	$17,583	$10,050	$27,655	$13,188
Depreciation, amortization and disposals of long-lived assets	9,933	9,495	19,809	18,347
Interest expense, net	423	616	801	1,322
Provision for income taxes	2,814	582	3,179	1,195
Share-based compensation expense	15,358	13,619	32,746	27,272
Foreign exchange expense (income)	684	(1,060)	1,197	(2,722)
Acquisition-related expenses (1)	—	302	—	667
Adjusted EBITDA	$46,795	$33,604	$85,387	$59,269

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended September 30, 2021 that are of significance or potential significance to us as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K filed with the SEC on May 27, 2021.

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

We serve approximately 39,600 customers in multiple industries, and our revenue is not concentrated with any single customer or industry. For the six months ended September 30, 2021 and 2020, no single customer accounted for more than 1% of our revenue, and our largest ten customers accounted for less than 10% of our revenue in aggregate.

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

Research and development expenses

Research and development expenses consist primarily of personnel and related costs, including salaries, benefits, bonuses, share-based compensation expense, costs of server usage by our developers and allocated overhead costs. We expense all research and development costs as they are incurred. We have focused our efforts on developing new versions of our SaaS technology with expanded features. Our technology is constantly being refined and, as such, we do not capitalize development costs. We believe that continued investment in our technology is important for our future growth. As a result, we expect research and development expenses to increase in absolute dollars as we make further investments in developing our Mime | OS™ platform, improving our existing services and creating new features and products. Research and development expenses as a percentage of total revenue may fluctuate on a quarterly basis but we expect it to remain relatively consistent in the year ending March 31, 2022 as a result of the expected investments noted above. The full scope of the costs and related impacts of our recent security incident, including the availability of insurance to offset some of these costs, cannot be estimated at this time.

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

In assessing our ability to realize our net deferred tax assets, we considered various factors including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations, to determine whether it is more likely than not that some portion or all of our net deferred tax assets will not be realized. Based upon these factors, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against our net deferred tax assets. It is possible that within the next 12 months, there may be sufficient positive evidence to release a portion or all of the valuation allowance currently recorded against our deferred tax assets. Release of the valuation allowance would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment.

Our provision for income taxes for the three and six months ended September 30, 2021 was primarily attributable to the tax provision recorded on the earnings of our profitable entities, partially offset by the discrete tax benefit of $0.7 million and $2.1 million, respectively, related to excess tax benefits on share-based compensation realized by U.S. and U.K. employees.

Our provision for income taxes for the three and six months ended September 30, 2020 was primarily attributable to the tax provision recorded on the earnings of our profitable entities, partially offset by the discrete tax benefit of $2.7 million and $3.1 million, respectively related to excess tax benefits on share-based compensation realized by U.S. and U.K.

employees. In addition, during the three and six months ended September 30, 2020, we recorded a discrete tax benefit of $0.6 million for the release of a portion of our pre-existing U.S. valuation allowance as a result of the eTorch Inc., or MessageControl, business combination.

Comparison of Period-to-Period Results of Operations

The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated:

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Revenue	$147,233	$122,693	$289,782	$237,869
Cost of revenue	33,476	29,742	67,025	58,211
Gross profit	113,757	92,951	222,757	179,658
Operating expenses
Research and development	25,234	22,287	56,720	45,089
Sales and marketing	48,775	43,994	97,037	88,037
General and administrative	18,251	16,583	36,174	33,751
Total operating expenses	92,260	82,864	189,931	166,877
Income from operations	21,497	10,087	32,826	12,781
Other income (expense)
Interest income	111	174	269	351
Interest expense	(534)	(790)	(1,070)	(1,673)
Foreign exchange (expense) income and other, net	(677)	1,161	(1,191)	2,924
Total other income (expense), net	(1,100)	545	(1,992)	1,602
Income before income taxes	20,397	10,632	30,834	14,383
Provision for income taxes	2,814	582	3,179	1,195
Net income	$17,583	$10,050	$27,655	$13,188

The following table sets forth our condensed consolidated statements of operations data as a percentage of revenue for each of the periods indicated:

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
Revenue	100%	100%	100%	100%
Cost of revenue	23%	24%	23%	24%
Gross profit	77%	76%	77%	76%
Operating expenses
Research and development	17%	18%	20%	19%
Sales and marketing	33%	36%	33%	37%
General and administrative	12%	14%	12%	14%
Total operating expenses	63%	68%	66%	70%
Income from operations	15%	8%	11%	5%
Other income (expense)
Interest income	—%	—%	—%	—%
Interest expense	—%	(1)%	—%	(1)%
Foreign exchange (expense) income and other, net	(1)%	1%	(1)%	1%
Total other income (expense), net	(1)%	—%	(1)%	1%
Income before income taxes	14%	9%	11%	6%
Provision for income taxes	2%	—%	1%	1%
Net income	12%	8%	10%	6%

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

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
	(in millions)
Revenue	$7.3	$5.6	$14.4	$10.7
Cost of revenue	2.0	1.8	3.9	3.4
Research and development	1.9	1.5	4.1	3.1
Sales and marketing	2.1	1.8	4.1	3.6
General and administrative	0.6	0.5	1.2	1.0

Comparison of the Three Months Ended September 30, 2021 and 2020

Revenue

	Three months ended September 30,		Period-to-period change
	2021	2020	Amount	% Change
	(dollars in thousands)
Revenue	$147,233	$122,693	$24,540	20%

Revenue increased $24.5 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in revenue was primarily attributable to new customers, including approximately 400 new customers added since September 30, 2020, a full quarter of revenue related to new customers added during the second quarter of fiscal 2021 and additional revenue from customers that existed as of September 30, 2020. Revenue for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was positively impacted by approximately $5.1 million as a result of the weakening of the U.S. dollar relative to the British pound, South African rand, and Australian dollar.

Cost of revenue

	Three months ended September 30,		Period-to-period change
	2021	2020	Amount	% Change
	(dollars in thousands)
Cost of revenue	$33,476	$29,742	$3,734	13%

Cost of revenue increased $3.7 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020, which was primarily attributable to increases in personnel-related costs of $1.3 million, data center costs of $1.0 million and professional fees of $0.5 million. Cost of revenue expenses for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, were negatively impacted by approximately $1.3 million primarily as a result of the weakening of the U.S. dollar relative to the British pound and South African rand. Personnel-related costs increased primarily as a result of salaries and benefits associated with annual merit increases and increased headcount, data center costs increased primarily as a result of the increase in our customer base and expanding infrastructure, and professional fees increased primarily as a result of the increase in data migration projects.

As a result of changes in foreign currency exchange rates, gross profit increased in absolute dollars by approximately $3.8 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Excluding the impact of changes in foreign currency exchange rates, gross profit as a percentage of revenue remained consistent as costs related to supporting and hosting our product offerings and delivering our services are primarily incurred in the region in which the related revenue is recognized.

Operating expenses

	Three months ended September 30,		Period-to-period change
	2021	2020	Amount	% Change
	(dollars in thousands)
Operating expenses:
Research and development	$25,234	$22,287	$2,947	13%
Sales and marketing	48,775	43,994	4,781	11%
General and administrative	18,251	16,583	1,668	10%
Total operating expenses	$92,260	$82,864	$9,396	11%

Research and development expenses

Research and development expenses increased $2.9 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020, which was primarily attributable to increases in personnel-related costs of $2.0 million. Research and development expenses for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, were negatively impacted by approximately $1.2 million primarily as a result of the weakening of the U.S. dollar relative to the British pound. Personnel-related costs increased primarily as a result of salaries and benefits associated with annual merit increases and increased headcount.

Sales and marketing expenses

Sales and marketing expenses increased $4.8 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020, which was primarily attributable to increases in personnel-related costs of $2.5 million, marketing costs of $1.2 million, and share-based compensation of $0.8 million. Sales and marketing expenses for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, were negatively impacted by approximately $1.2 million primarily as a result of the weakening of the U.S. dollar relative to the British pound, South African rand and Australian dollar. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased commissions and annual merit increases. Marketing costs increase primarily as a result of lead generation and advertising costs. Share-based compensation costs increased primarily as a result of equity grants issued to employees since the prior year.

General and administrative expenses

General and administrative expenses increased $1.7 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020, which was primarily attributable to increases in personnel-related costs of $0.7 million and share-based compensation of $0.6 million. General and administrative expenses for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, were negatively impacted by approximately $0.4 million primarily as a result of the weakening of the U.S. dollar relative to the British pound and South African rand. Personnel-related costs increased primarily as a result of merit increases. Share-based compensation costs increased primarily as a result of equity grants issued to employees since the prior year.

Other income (expense)

	Three months ended September 30,		Period-to-period change
	2021	2020	Amount	% Change
	(dollars in thousands)
Other income (expense):
Interest income	$111	$174	$(63)	(36)%
Interest expense	(534)	(790)	256	(32)%
Foreign exchange (expense) income and other, net	(677)	1,161	(1,838)	nm
Total other income (expense), net	$(1,100)	$545	$(1,645)	nm

nm – not meaningful

Foreign exchange (expense) income and other, net changed by $1.8 million primarily as a result of a decrease in foreign exchange income of $1.9 million on intercompany balances.

Provision for income taxes

	Three months ended September 30,		Period-to-period change
	2021	2020	Amount	% Change
	(dollars in thousands)
Provision for income taxes	$2,814	$582	$2,232	384%

The provision for income taxes increased by $2.2 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in the provision for income taxes was primarily attributable to the tax on increased earnings and the discrete effect of excess tax benefits on share-based compensation realized by U.S. and U.K. employees. In addition, during the three months ended September 30, 2020 we recorded a discrete tax benefit of $0.6 million for the release of a portion of our pre-existing U.S. valuation allowance as a result of the MessageControl business combination.

Comparison of the Six Months Ended September 30, 2021 and 2020

Revenue

	Six months ended September 30,		Period-to-period change
	2021	2020	Amount	% Change
	(dollars in thousands)
Revenue	$289,782	$237,869	$51,913	22%

Revenue increased $51.9 million in the six months ended September 30, 2021 compared to the six months ended September 30, 2020. The increase in revenue was primarily attributable to new customers, including approximately 400 new customers added since September 30, 2020, a full period of revenue related to new customers added during the first six months of fiscal 2021 and additional revenue from customers that existed as of September 30, 2020. Revenue for the six months ended September 30, 2021 compared to the six months ended September 30, 2020 was positively impacted by approximately $14.9 million as a result of the weakening of the U.S. dollar relative to the British pound, South African rand, and Australian dollar.

Cost of revenue

	Six months ended September 30,		Period-to-period change
	2021	2020	Amount	% Change
	(dollars in thousands)
Cost of revenue	$67,025	$58,211	$8,814	15%

Cost of revenue increased $8.8 million in the six months ended September 30, 2021 compared to the six months ended September 30, 2020, which was primarily attributable to increases in data center costs of $3.2 million, personnel-related costs of $2.3 million, depreciation expense of $1.0 million, share-based compensation expense of $0.7 million, other software-related costs of $0.6 million, and professional services costs of $0.5 million. Cost of revenue expenses for the six months ended September 30, 2021 as compared to the six months ended September 30, 2020, were negatively impacted by approximately $3.8 million primarily as a result of the weakening of the U.S. dollar relative to the British pound and South African rand. Data center costs increased primarily as a result of the increase in our customer base and expanding infrastructure, personnel-related costs increased primarily as a result of salaries and benefits associated with annual merit increases and increased headcount, and depreciation expense increased primarily as a result of increased capital expenditures in support of our expanding infrastructure. The increase in share-based compensation expense is primarily due to annual grants issued.

As a result of changes in foreign currency exchange rates, gross profit increased in absolute dollars by approximately $11.1 million for the six months ended September 30, 2021 as compared to the six months ended September 30, 2020. Excluding the impact of changes in foreign currency exchange rates, gross profit as a percentage of revenue remained consistent as costs related to supporting and hosting our product offerings and delivering our services are primarily incurred in the region in which the related revenue is recognized.

Operating expenses

	Six months ended September 30,		Period-to-period change
	2021	2020	Amount	% Change
	(dollars in thousands)
Operating expenses:
Research and development	$56,720	$45,089	$11,631	26%
Sales and marketing	97,037	88,037	9,000	10%
General and administrative	36,174	33,751	2,423	7%
Total operating expenses	$189,931	$166,877	$23,054	14%

Research and development expenses

Research and development expenses increased $11.6 million in the six months ended September 30, 2021 compared to the six months ended September 30, 2020, which was primarily attributable to increases in personnel-related costs of $4.9 million, professional services costs of $2.9 million, share-based compensation expense of $2.5 million and information technology costs of $1.0 million. Research and development expenses for the six months ended September 30, 2021 as compared to the six months ended September 30, 2020, were negatively impacted by approximately $3.5 million primarily as a result of the weakening of the U.S. dollar relative to the British pound. Personnel-related costs increased primarily as a result of salaries and benefits associated with annual merit increases and increased headcount. Professional services costs increased primarily due to increased consulting fees. Share-based compensation expense increased primarily as a result of the acceleration of expense for certain awards due to changes in requisite service periods and to a lesser extent equity grants issued to employees since the prior year. Information technology costs increased primarily due to an increase in purchases of hardware and software.

Sales and marketing expenses

Sales and marketing expenses increased $9.0 million in the six months ended September 30, 2021 compared to the six months ended September 30, 2020, which was primarily attributable to increases in personnel-related costs of $6.4 million, marketing costs of $1.3 million and share-based compensation of $1.5 million. Sales and marketing expenses for the six months ended September 30, 2021 as compared to the six months ended September 30, 2020, were negatively impacted by approximately $3.8 million primarily as a result of the weakening of the U.S. dollar relative to the British pound, Australian dollar, and South African rand. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased commissions and annual merit increases. Marketing costs increase primarily as a result of lead generation and advertising costs. Share-based compensation expense increased primarily as a result of equity grants issued to employees since the prior year.

General and administrative expenses

General and administrative expenses increased $2.4 million in the six months ended September 30, 2021 compared to the six months ended September 30, 2020, which was primarily attributable to increases in personnel-related costs of $1.1 million and share-based compensation of $0.7 million. General and administrative expenses for the six months ended September 30, 2021 as compared to the six months ended September 30, 2020, were negatively impacted by approximately $1.0 million primarily as a result of the weakening of the U.S. dollar relative to the British pound and South African rand. Personnel-related costs increased primarily as a result of merit increases. Share-based compensation costs increased primarily as a result of equity grants issued to employees since the prior year.

Other income (expense)

	Six months ended September 30,		Period-to-period change
	2021	2020	Amount	% Change
	(dollars in thousands)
Other income (expense):
Interest income	$269	$351	$(82)	(23)%
Interest expense	(1,070)	(1,673)	603	(36)%
Foreign exchange (expense) income and other, net	(1,191)	2,924	(4,115)	nm
Total other income (expense), net	$(1,992)	$1,602	$(3,594)	nm

nm – not meaningful

Foreign exchange (expense) income and other, net changed by $4.1 million primarily as a result of a decrease in foreign exchange income of $4.0 million on intercompany balances.

Provision for income taxes

	Six months ended September 30,		Period-to-period change
	2021	2020	Amount	% Change
	(dollars in thousands)
Provision for income taxes	$3,179	$1,195	$1,984	166%

The provision for income taxes increased by $2.0 million in the six months ended September 30, 2021 compared to the six months ended September 30, 2020. The increase in the provision for income taxes was primarily attributable to the tax on increased earnings and the discrete effect of excess tax benefits on share-based compensation realized by U.S. and U.K. employees. In addition, during the six months ended September 30, 2020, we recorded a discrete tax benefit of $0.6 million for the release of a portion of our pre-existing U.S. valuation allowance as a result of the MessageControl business combination

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, investments, accounts receivable and our Revolving Facility (as defined below). The following table shows net cash provided by operating activities, net cash used in investing activities, and net cash provided by financing activities for the six months ended September 30, 2021 and 2020:

	Six months ended September 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$83,833	$60,348
Net cash used in investing activities	(21,040)	(37,214)
Net cash provided by financing activities	13,639	29,431

As of September 30, 2021 and March 31, 2021, we had cash and cash equivalents of $366.7 million and $292.9 million, respectively. Net cash provided by operating activities was $83.8 million and $60.3 million for the six months ended September 30, 2021 and 2020, respectively. In the year ending March 31, 2022, we expect net cash provided by operating activities to increase as compared to the year ended March 31, 2021. In the year ending March 31, 2022, we plan to continue to invest in the development and expansion of our Mime | OS™ platform to improve on our existing solutions and develop new services in order to provide more capabilities to our customers. Investments in capital expenditures in the year ended March 31, 2021 were $38.6 million, of which $36.6 million related to the expansion of our grid architecture. We expect fiscal year 2022 capital expenditures to remain relatively consistent with fiscal year 2021.

Based on our current operating plan, we believe that our current cash and cash equivalents, Revolving Facility (as defined below) and operating cash flows will be sufficient to fund our operations for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q. Our future capital requirements may vary materially from those planned and will depend on certain factors, such as, our growth and our operating results. If we require additional capital resources to grow our business or to acquire complementary technologies and businesses in the future, we may seek to sell additional equity or raise funds through debt financing or other sources. We cannot provide assurance that additional financing will be available at all or on terms favorable to us. We had commitments for capital expenditures of approximately $7.4 million as of September 30, 2021, primarily related to the expansion of our grid architecture.

Borrowings and Credit Facility

In July 2018, we entered into a Credit Agreement, or the Credit Agreement, by and among us, certain of our subsidiaries party thereto, as guarantors, certain financial institutions party thereto from time to time, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, or the Administrative Agent. The Credit Agreement provided us with a $100.0 million senior secured term loan, or the Term Loan, and a $50.0 million senior secured revolving credit facility, or the Revolving Facility, and together with the Term Loan, the Credit Facility, which is available to fund working capital and for other corporate purposes, including to finance permitted acquisitions and investments. In June 2020, the Credit Agreement was amended to permit us to issue letters of credit in certain additional foreign currencies beyond the U.S. dollar and the British pound (as amended, the Credit Agreement, the Term Loan and the Revolving Facility are referred to herein as the Credit Facility). Total availability under the Revolving Facility is reduced by outstanding letters of credit of $2.2 million. As of September 30, 2021 and March 31, 2021, total availability under the Revolving Facility was $47.8 million and $30.3 million, respectively. In July 2020, we drew down $17.5 million under the Revolving Facility. In the three months ended September 30, 2021 we repaid the $17.5 million outstanding under the Revolving Facility in full. See Note 12 to the unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q for further information. Interest under the Credit Facility accrues at a rate between LIBOR plus 1.375% and LIBOR plus 1.875%, based on our ratio of indebtedness to earnings before interest, taxes, depreciation, amortization and certain other adjustments, or Consolidated EBITDA. Based on this ratio, the current interest rate as of September 30, 2021 under the Credit Facility is LIBOR plus 1.375%. The InterContinental Exchange Benchmark Administration has announced that it will no longer publish certain tenors of the LIBOR rate starting in 2021. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk” below for further information. The term of the Credit Facility is five years, maturing on July 23, 2023. At the time we entered into the Credit Agreement, we had no existing debt.

The Credit Facility has financial covenants that require us to maintain a Consolidated Secured Leverage Ratio (as described below), which commenced on September 30, 2018, of not more than 3.00 to 1.00 for the four consecutive fiscal quarter period ending on the last day of each fiscal quarter, or the Reference Period, with a step-up to 3.50 to 1.00 for any four-quarter period in which we consummate a permitted acquisition having an aggregate purchase price in excess of $25.0 million. We must also maintain a Consolidated Interest Expense Ratio of 3.00 to 1.00 which commenced on September 30, 2018 and for each Reference Period thereafter. For purposes of the covenants, “Consolidated Secured Leverage Ratio” generally refers to the ratio of Consolidated Funded Debt that is secured by a lien on assets of us or our subsidiaries to Consolidated EBITDA. “Consolidated Funded Debt” generally refers to borrowed money, debt instruments, finance leases, deferred purchase price of property or services (excluding accounts payable in the ordinary course of business) and earn outs that are due and payable. “Consolidated Interest Expense Ratio” generally refers to the ratio of Consolidated EBITDA to cash interest expense with respect to indebtedness, with certain exclusions. We were in compliance with all covenants as of September 30, 2021 and management reasonably believes it will be in compliance with such covenants over the next 12 months.

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

Operating activities

For the six months ended September 30, 2021, cash provided by operating activities was $83.8 million. The primary factors affecting our operating cash flows during the period were our net income of $27.7 million, adjusted for non-cash items of $32.7 million of share-based compensation expense, $19.8 million for depreciation and amortization of our property, equipment and intangible assets, $16.6 million of amortization of operating lease right-of-use assets, and $8.5 million in amortization of deferred contract costs. The drivers of the changes in operating assets and liabilities were a $18.6 million decrease in operating lease liabilities, a $12.3 million increase in deferred contract costs, a $3.4 million increase in prepaids and other current assets and a $1.1 million decrease in deferred revenue partially offset by a $10.5 million decrease in accounts receivable and a $1.4 million increase in accounts payable.

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

Investing activities

For the six months ended September 30, 2021, cash used in investing activities consisted of $21.0 million in purchases of property, equipment and capitalized software, primarily associated with computer equipment purchased in support of our expanding infrastructure.

For the six months ended September 30, 2020, cash used in investing activities consisted of $20.2 million in purchases of property, equipment and capitalized software and $17.0 million in payments for the MessageControl acquisition.

For the six months ended September 30, 2020, our capital expenditures were primarily associated with computer equipment and software purchased in support of our expanding infrastructure. Additionally, in the six months ended September 30, 2020, we had purchases of $0.6 million related to office facilities.

Financing activities

Cash provided by financing activities of $13.6 million for the six months ended September 30, 2021 was primarily due to proceeds from issuance of ordinary shares under our equity plans of $44.1 million, partially offset by withholding taxes related to net share settlement of employee stock purchase plan, or ESPP, purchases and vesting of restricted share units, or RSUs, of $8.2 million and payments on debt, including the Credit Facility, of $21.9 million.

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

Net operating loss carryforwards and income tax credits

As of September 30, 2021, we had net operating loss carryforwards in the U.K., U.S. federal and state, Australia, Germany, Israel, and Canada.  U.S. federal net operating losses generated through the fiscal year ending March 31, 2018 expire at various dates through 2038 while U.S. federal net operating losses generated after March 31, 2018 do not expire. Substantially all U.S. state net operating loss carryforwards expire at various dates through 2041. Net operating losses in Canada expire in 2041. Net operating loss carryforwards in the U.K., Australia, Germany and Israel do not expire. As of September 30, 2021, we had U.K. income tax credit carryforwards that do not expire. As of September 30, 2021, we had Israel income tax credit carryforwards that expire at various dates from 2024 through 2026.

In assessing our ability to realize our net deferred tax assets, we considered various factors including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations, to determine whether it is more likely than not that some portion or all of our net deferred tax assets will not be realized. Based upon these factors, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against our net deferred tax assets. It is possible that within the next 12 months, there may be sufficient positive evidence to release a portion or all of the valuation allowance currently recorded against our deferred tax assets. Release of the valuation allowance would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment.

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

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound and South African rand. Percentage of revenues and expenses in foreign currency were as follows:

	Six months ended September 30,
	2021	2020
Revenue generated in locations outside the United States	50%	48%
Revenue in currencies other than the United States dollar	47%	45%
Expenses in currencies other than the United States dollar	50%	49%

Percentage of revenues and expenses denominated in foreign currency were as follows:

	Six months ended September 30, 2021
	Revenues	Expenses
British pound	26%	32%
South African Rand	11%	5%
Other currencies	10%	13%
Total	47%	50%

	Six months ended September 30, 2020
	Revenues	Expenses
British pound	26%	32%
South African Rand	10%	4%
Other currencies	9%	13%
Total	45%	49%

As of September 30, 2021 and March 31, 2021, we had $50.4 million and $58.8 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements. As of September 30, 2021 and March 31, 2021, we had $112.5 million and $81.5 million, respectively, of cash denominated in currencies other than the U.S. dollar. As of September 30, 2021, cash denominated in British pounds and South African rand was $60.7 million and $26.4 million, respectively. As of March 31, 2021, cash denominated in British pounds and South African rand was $36.6 million and $27.8 million, respectively.

In addition, although our foreign subsidiaries have intercompany accounts that are eliminated upon consolidation, these accounts expose us to foreign currency exchange rate fluctuations. Exchange rate fluctuations on short-term intercompany accounts are recorded in our condensed consolidated statements of operations under “foreign exchange (expense) income and other, net.”

Currently, our largest foreign currency exposures are to the British pound and South African rand. From time to time certain macroeconomic events have resulted in volatility in exchange rates including the global COVID-19 pandemic and the United Kingdom’s exit from the European Union. See Part II, Item 1A, “Risk Factors – Fluctuations in currency exchange rates could adversely affect our business.” Relative to foreign currency exposures existing as of September 30, 2021, significant movements in foreign currency exchange rates may expose us to significant losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the six months ended September 30, 2021, we estimate that a 10% unfavorable movement in foreign currency exchange rates against the U.S. dollar would have decreased revenue by $14.4 million, decreased expenses by $13.3 million and had a negative impact on our operating results of $1.1 million. For the six months ended September 30, 2020, we estimate that a 10% unfavorable movement in foreign currency exchange rates against the U.S. dollar would have decreased revenue by $10.7 million, decreased expenses by $11.1 million and would have increased our income from operations by $0.4 million. The estimates used assume that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. All of the potential changes noted above are based on sensitivity analyses performed on our financial results for the six months ended September 30, 2021 and 2020.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments primarily consist of money market funds. As of September 30, 2021 and March 31, 2021, we had cash and cash equivalents of $366.7 million and $292.9 million, respectively. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

We entered into the Credit Agreement in July 2018. The Credit Agreement provides us with a $100.0 million senior secured term loan, and a $50.0 million senior secured revolving credit facility. Interest under the Credit Facility accrues at a rate between LIBOR plus 1.375% and LIBOR plus 1.875%. We estimate that a 100 basis point increase in the LIBOR rate would result in approximately $0.8 million of additional interest expense over the ensuing twelve-month period under the Credit Facility. The InterContinental Exchange Benchmark Administration has announced that it will no longer publish the one week and two-month tenor LIBOR rates starting in 2021 with remaining tenors to be quoted through June 2023. Our Credit Facility provides that, under certain circumstances set forth in the Credit Facility, we and the Administrative Agent may amend the applicable Credit Facility to replace LIBOR with an alternate benchmark rate, giving due consideration to any evolving or then existing convention for similar syndicated credit facilities in the U.S. market for alternative benchmarks. Such alternative benchmark rate could include the secured overnight financing rate, also known as SOFR, published by the Federal Reserve Bank of New York. We do not expect the change to an alternative rate to have a material impact on our financial results.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that our employees are working remotely due to the global COVID-19 pandemic. We are continually monitoring and assessing the global COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

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

In January 2021, we became aware of a security incident later determined to be conducted by the same sophisticated threat actor responsible for the SolarWinds supply chain attack. We immediately launched an internal forensic investigation. Our investigation was supported by leading third-party forensics and cyber incident response experts at Mandiant, a division of FireEye, Inc., and was conducted in coordination with law enforcement to aid their investigation into this threat actor. During our investigation, we learned that the threat actor used the SolarWinds supply chain compromise to gain access to part of our production grid environment. Using this entry point, the threat actor accessed certain Mimecast-issued certificates and related customer server connection information. The threat actor also accessed a subset of email addresses and other contact information, as well as encrypted and/or hashed and salted credentials. In addition, the threat actor accessed and downloaded a limited number of our source code repositories, but we found no evidence of any modifications to our source code nor do we believe there was any impact on our products. As the investigation progressed, we issued a series of advisories to affected customers, including recommended precautionary steps to mitigate risk and, in some cases, to address regulatory requirements. Our forensic investigation was completed in March 2021 and we have eliminated the threat actor’s access to our environment. We have taken a number of actions designed to prevent future access to our environment and we will continue to monitor for threats and take precautionary steps as needed. We are subject to additional risks and uncertainties as a result of these events, including those described in the bullets in the next paragraph below. While our forensic investigation is complete, there can be no assurance that we will be able to detect the existence or extent of the attacks on us or our customers or that our isolation and remediation efforts will be effective. As a result, we are unable to predict the overall impact of these events. Any perception by prospective or existing customers that the confidential information we maintain on their behalf is not secure could result in a material loss of business and revenue and damage our reputation and competitiveness. Furthermore, as described in the bullets below, these types of events often have cascading impacts that unfold over a lengthy period of time and may result in a loss of revenue, a diminution of our business prospects and incremental costs, including costs associated with litigation or investigations by regulatory authorities, any of which may adversely impact our financial results. It is also expected that we will continue to incur costs related to our response, remediation, and investigatory efforts relating to this security incident. While we have cyber insurance coverage, the amount of such insurance may be insufficient to compensate us for any expenses or losses that may result from the security incident and renewing cyber insurance coverage may be difficult and more costly.

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

The containment efforts imposed by many governments caused significant societal and economic disruption worldwide, including in all of the regions in which we operate our business and sell our products and services. Additionally, the COVID-19 pandemic and the governmental response and the resulting economic effect, impacted some industries, such as travel, hospitality and retail, more significantly than others. In response to the COVID-19 pandemic, we took a number of actions. These actions included, among others: (i) a decision to close all of our global offices, including our global headquarters in London, United Kingdom, and the resulting shift to a virtual work environment where all of our employees, including our global sales and customer support staff, are working remotely; (ii) a decision to limit and then ultimately ban all non-essential travel, including international travel; (iii) a decision to cancel or shift to virtual-only certain customer, industry and employee events; and (iv) the establishment of an employee support fund, funded in part by executive and employee donations, to offset the impact of the pandemic on our more vulnerable employees. The expected duration of these actions is uncertain. More recently, we have opened some of our global offices on a limited basis in accordance with government requirements, including our headquarters in London, United Kingdom and our office in Lexington, Massachusetts. We expect, however, that the transition back to normal operations will take significant time, perhaps several months. We believe that the COVID-19 pandemic has negatively impacted and will continue to negatively impact our business and results of operations in a number of ways, including (i) an impact on the demand for our products and services caused by a decline in the rate of IT and security spending, a delay in purchasing decisions as IT and security staff focus on addressing the disruption to their businesses, and hiring freezes and reductions in workforce impacting our customers, which will impact sales to prospects and existing customers and increase customer attrition, especially since we offer our solutions on a per seat basis, (ii) restrictions on our global sales and marketing operations, including eliminating in-person sales activities, (iii) an impact on our employees’ ability to perform necessary business functions, including as a result of illness, family illness and general economic hardship, or as a result of restrictions on movement, including the necessity of working from home for an extended period, (iv) customers seeking extended payment terms or declaring bankruptcy or seeking to liquidate making collectability of accounts receivables difficult or impossible, (v) a disruption to our supply chain, particularly as it relates to hardware needed to expand existing data centers and planned data centers, (vi) continued currency volatility, and (vii) an increased risk of information or cybersecurity incidents and a failure to maintain the uninterrupted operation of our information systems due to, among other things, an increase in remote work. In addition, governmental authorities both in the United States and in Europe have adopted measures to provide economic assistance to businesses, to stabilize the markets and to support economic stability, and many governments are considering adopting additional measures to support their economies. The future success of these measures is unknown, and they may not be sufficient to mitigate the negative impact of the global COVID-19 pandemic. We have been closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our operations and the operations of our customers, suppliers, vendors and business partners and the impact it has on the safety and well-being of our employees, and may take further precautionary and preemptive actions as may be prudent or as required by government authorities.

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

Our current and potential future competitors include:

•

Email Security: Barracuda Networks, Inc., Google, Microsoft Exchange Online Protection, Proofpoint, Inc., Symantec Corporation, Agari Data, Inc., Cisco Systems Inc., Avanan, a division of Check Point Software Technologies Ltd., GreatHorn, Inc., IronScales, Ltd., INKY Technology Company, Abnormal Security Corporation, Egress Software Technologies Ltd., and Tessian Limited

•	Archiving: Dell EMC, Microsoft Office® 365®, Proofpoint, Inc., Veritas Technologies LLC, Smarsh Inc., Barracuda Networks, Inc., and Global Relay Communication, Inc.;
•	Awareness training: KnowBe4, Inc., Cofense Inc., and Wombat Security, a division of Proofpoint, Inc.;
•	Web security: Cisco Systems, Inc., Webroot Inc., TitanHQ’s Webtitan, SafeDNS, Inc., Akamai Technologies, Inc, Infoblox Inc., Forcepoint LLC, Trustwave Holdings, Inc., and Zscaler, Inc.;
•	DMARC reporting: Agari Data, Inc., Valimail Inc., dmarcian, Inc., Ondemarc by Redsift Limited, and ReturnPath’s email fraud protection, a division of Proofpoint, Inc.; and
•	Digital brand protection: RSA Security LLC, RiskIQ, Inc., and MarkMonitor Inc.

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

Acquiring new customers and expanding sales to existing customers will depend to a significant extent on our ability to expand our sales and marketing operations. We generate approximately one-fifth of our revenue from direct sales and we expect to continue to rely on our sales force to obtain new customers and grow revenue from our existing customer base. We expect to expand our global sales force, and we face a number of challenges in achieving our hiring goals. For instance, there is significant competition for sales personnel, including sales engineers, with the sales skills and technical knowledge that we require, including experience selling to large enterprise customers. In addition, training and integrating a large number of sales and marketing personnel in a short period of time requires the allocation of significant internal resources. Our ability to achieve projected growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel, all of which may be negatively impacted by the continuing global COVID-19 pandemic. We invest significant time and resources in training new sales personnel to understand our solutions. In general, new hires require significant training and substantial experience before becoming productive. Our recent hires and planned hires may not become as productive as we require, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we currently operate or where we seek to conduct business. Our growth may be materially and adversely impacted if the efforts to expand our sales and marketing capabilities are not successful or if they do not generate a sufficient increase in revenue.

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

In order to grow our business, we anticipate that we will continue to depend on our relationships with our channel partners who we rely on, in addition to our direct sales force, to sell and support our services. In the six months ended September 30, 2021, while no individual channel partner accounted for 10% or more of our revenue, in the aggregate, our channel partners accounted for 78% of our revenue. We expect that sales to channel partners will continue to account for a substantial portion of our revenue for the foreseeable future. We utilize channel partners to efficiently increase the scale of our marketing and sales efforts, increasing our market penetration to customers which we otherwise might not reach on our own. Our ability to achieve revenue growth in the future will depend, in part, on our success in maintaining successful relationships with our channel partners, which includes ensuring that we make our service as easy to use by these channel partners as possible.

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

In addition, as of September 30, 2021, we had $216.6 million in goodwill and intangible assets, net of accumulated amortization, recorded on our balance sheet as a result of our recent acquisitions. We will incur expenses related to the amortization of intangible assets and we may in the future need to incur charges with respect to the impairment of goodwill or intangible assets, which could adversely affect our operating results.

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

We operate a global business with offices located in the United States, the United Kingdom, South Africa, Australia and Germany, as well as several other locations. In the six months ended September 30, 2021, we generated 50% of our revenue from the United States, 28% from the United Kingdom, 11% from South Africa and 11% from the rest of the world. As a result, our sales and operations are subject to a number of risks and additional costs, including the following:

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

We invested 19% of our revenue in research and development in each of our fiscal years ended March 31, 2021 and 2020. We expect to continue to dedicate significant financial and other resources to our research and development efforts in order to maintain our competitive position. However, investing in research and development personnel, developing new services and enhancing existing services is expensive and time-consuming, and there is no assurance that such activities will result in significant new marketable services, enhancements to existing services, design improvements, cost savings, revenue or other expected benefits. If we spend significant time and effort on research and development and are unable to generate an adequate return on our investment, our business and results of operations may be materially and adversely affected.

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

In February 2021, we announced a restructuring plan designed to align our resources with our strategy. The restructuring plan, which included a reduction of our workforce by approximately 4%, was designed to permit us to increase investment in strategic growth areas. In connection with the restructuring, we recognized pre-tax charges to our financial results for the year ended March 31, 2021 of approximately $3.3 million, consisting of $3.7 million of severance and other one-time termination benefits, and other restructuring related costs, partially offset by $0.4 million of other adjustments. These charges were primarily cash-based. Restructuring charges during the six months ended September 30, 2021 were not material. The actions associated with the restructuring plan are now complete.

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

Risks Related to Intellectual Property

We have been sued in the past and may in the future be sued by third parties for alleged infringement of their proprietary rights.

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

Our success and ability to compete depend in part on our intellectual property. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. As of September 30, 2021, we had 36 patents issued and 19 patent applications pending in the United States. We also had one patent issued in the United Kingdom. We may not be able to obtain any further patents, and our pending applications may not result in the issuance of patents. We have issued patents and pending patent applications outside the United States, and we may have to expend significant resources to obtain additional patents as we expand our international operations due to the cost of monitoring and protecting our rights across multiple jurisdictions.

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

Historically, we have incurred periods of net income and net losses. As of September 30, 2021, we had an accumulated deficit of $26.3 million. We have been growing rapidly, and, as we do so, we incur significant sales and marketing, support, research and development and other related expenses. Our ability to sustain profitability will depend in significant part on our obtaining new customers, expanding our existing customer relationships and ensuring that our expenses, including our sales and marketing expenses and the cost of supporting new customers, does not exceed our revenue. We also expect to make significant expenditures and investments in research and development to expand and improve our services and technical infrastructure. In addition, as a public company, we expect to continue to incur significant legal, accounting and other expenses. These increased expenditures may make it harder for us to maintain profitability and we cannot predict when we will achieve sustained profitability, if at all. We also may incur net losses in the future for a number of other unforeseen reasons. Accordingly, we may not be able to maintain profitability, and we may incur losses in the foreseeable future.

Fluctuations in currency exchange rates could adversely affect our business.

The functional currency of our operating subsidiaries is generally the local currency of each entity and our reporting currency is the U.S. dollar. For the six months ended September 30, 2021, 53% of our revenue was denominated in U.S. dollars, 26% in British pounds, 11% in South African rand and 10% in other currencies. Given that the functional currency of our subsidiaries is generally the local currency of each entity, but our reporting currency is the U.S. dollar, fluctuations in currency exchange rates between the U.S. dollar and each of the British pound, the South African rand and the Australian dollar could materially and adversely affect our business. There may be instances in which costs and revenue will not be matched with respect to currency denomination. We estimate that a 10% increase or decrease in the value of the British pound against the U.S. dollar would have decreased or increased our income from operations by approximately $0.4 million in the six months ended September 30, 2021 and that a 10% increase or decrease in the value of the South African rand against the U.S. dollar would have increased or decreased our income from operations by approximately $1.8 million in the six months ended September 30, 2021. To date, we have not entered into any currency hedging contracts. As a result, to the extent we continue our expansion on a global basis, we expect that increasing portions of our revenue, cost of revenue, assets and liabilities will be subject to fluctuations in currency valuations. We may experience economic loss and a negative impact on earnings or net assets solely as a result of currency exchange rate fluctuations.

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

As of September 30, 2021, we had net operating loss carryforwards in the U.K., U.S. federal and state, Australia, Germany, Israel, and Canada.  U.S. federal net operating losses generated through the fiscal year ending March 31, 2018 expire at various dates through 2038 while U.S. federal net operating losses generated after March 31, 2018 do not expire. Substantially all U.S. state net operating loss carryforwards expire at various dates through 2041. Net operating losses in Canada expire in 2041. Net operating loss carryforwards in the U.K., Australia, Germany and Israel do not expire. As of September 30, 2021, we had U.K. income tax credit carryforwards that do not expire. As of September 30, 2021, we had Israel income tax credit carryforwards that expire at various dates from 2024 through 2026.

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

Item 6. Exhibits.

The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit List below:

EXHIBIT LIST

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date (mm/dd/yyyy)

3.1	Memorandum and Articles of Association of the Registrant	F-1/A	333-207454	3.2	11/06/2015

10.1#	Mimecast UK 2007 Key Employee Share Option Plan and Form of Share Option Agreement	F-1	333-207454	10.6	10/16/2015

10.2#	Mimecast UK 2010 EMI Share Option Scheme	F-1	333-207454	10.7	10/16/2015

10.3#	Mimecast UK Approved Share Option Plan and Form of Share Option Certificate	F-1	333-207454	10.8	10/16/2015

10.4#	Mimecast Limited 2015 Share Option and Incentive Plan	F-1/A	333-207454	10.9	11/06/2015

10.5#	German Sub-Plan to the Mimecast Limited 2015 Share Option and Incentive Plan	10-K	001-37637	10.6	05/29/2018

10.6#	Form of Agreements under the Mimecast Limited 2015 Share Option and Incentive Plan	10-K	001-37637	10.7	05/29/2018

10.7#	Mimecast Limited 2015 Employee Share Purchase Plan	10-K	001-37637	10.8	05/22/2020

10.8#	German Sub-Plan to the Mimecast Limited 2015 Employee Share Purchase Plan	10-K	001-37637	10.9	05/29/2018

10.9	Lease dated February 17, 2017 by and between Mimecast North America, Inc. and 191 Spring Street Trust	20-F	001-37637	4.11	05/26/2017

10.10	Agreement for Lease dated as of January 2, 2018 by and between Bluebutton Developer Company (2012) Limited, Bluebutton Properties UK Limited, B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited, and the Company, and the related Underleases	10-K	001-37637	10.20	05/29/2018

10.11#	Amended and Restated Employment Agreement dated as of September 2, 2015 between Mimecast North America, Inc. and Peter C. Bauer	10-K	001-37637	10.21	05/29/2018

10.12	Credit Agreement dated as of July 23, 2018, by and among Mimecast Limited, certain of Mimecast Limited’s subsidiaries party thereto, as guarantors, certain financial institutions party thereto from time to time, as Lenders, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-37637	10.1	07/24/2018

10.13	Pledge and Security Agreement dated as of July 23, 2018, by and among Mimecast UK Limited, the Grantors (as defined in the Pledge and Security Agreement) and JPMorgan Chase Bank, N.A., as administrative agent to the Lenders party to the Credit Agreement	8-K	001-37637	10.2	07/24/2018

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date (mm/dd/yyyy)
10.14	Trademark Security Agreement dated as of July 23, 2018, by and among Ataata, Inc., Mimecast Services Limited, in favor of JPMorgan Chase Bank, N.A., as administrative agent to the Lenders party to the Credit Agreement	8-K	001-37637	10.3	07/24/2018

10.15	Patent Security Agreement dated as of July 23, 2018, by and between Mimecast Services Limited, in favor of JPMorgan Chase Bank, N.A., as administrative agent to the Lenders party to the Credit Agreement	8-K	001-37637	10.4	07/24/2018

10.16	Security Agreement dated as of July 23, 2018 by and between Mimecast UK Limited, Mimecast Services Limited, Mimecast USD Limited, Mimecast Development Limited, as the original chargors, and JPMorgan Chase Bank, N.A., as the collateral agent	8-K	001-37637	10.5	07/24/2018

10.17	Security Interest Agreement dated as of July 23, 2018, between Mimecast Limited and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-37637	10.6	07/24/2018

10.18	Security Interest Agreement dated as of July 23, 2018, between Mimecast Offshore Limited and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-37637	10.7	07/24/2018

10.19	Security Interest Agreement dated as of July 23, 2018, between Mimecast Services Limited and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-37637	10.8	07/24/2018

10.20	Security Interest Agreement dated as of July 23, 2018, between Mimecast UK Limited and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-37637	10.9	07/24/2018

10.21#	Israeli Sub-Plan to the Mimecast Limited 2015 Share Option and Incentive Plan	10-Q	001-37637	10.39	11/08/2018

10.22#	Israeli Form of Agreements under the Mimecast Limited 2015 Share Option and Incentive Plan	10-Q	001-37637	10.40	11/08/2018
10.23	First Amendment to Lease dated as of the 8th day of August 2018 by and between 191 Spring Street Trust and Mimecast North America, Inc.	10-Q	001-37637	10.41	11/08/2018
10.24	Deed of Variation dated January 17, 2019 to Agreement for Lease dated as of January 2, 2018 by and between Bluebutton Developer Company (2012) Limited, Bluebutton Properties UK Limited, B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited and Mimecast Limited	10-Q	001-37637	10.43	02/11/2019

10.25#	Offer Letter between Mimecast Limited and Rafe Brown, dated February 7, 2019	8-K	001-37637	10.1	02/11/2019

10.26	Second Amendment to Lease dated as of the 26th day of March 2019 by and between 191 Spring Street Trust and Mimecast North America, Inc	10-K	001-37637	10.40	05/29/2019

10.27	Lease of 3rd Floor of 1 Finsbury Avenue, London EC2 dated 29 March 2019 between B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited and Mimecast Limited	10-K	001-37637	10.41	05/29/2019

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date (mm/dd/yyyy)
10.28	Lease of 4th Floor of 1 Finsbury Avenue, London EC2 dated 29 March 2019 between B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited and Mimecast Limited	10-K	001-37637	10.42	05/29/2019

10.29	Lease of 5th Floor of 1 Finsbury Avenue, London EC2 dated 29 March 2019 between B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited and Mimecast Limited	10-K	001-37637	10.43	05/29/2019

10.30#	Form of Non-Qualified Share Option Agreement for Company Employees Outside the United States under the Mimecast Limited 2015 Share Option and Incentive Plan	10-K	001-37637	10.40	05/22/2020

10.31#	Form of Restricted Share Unit Award Agreement for Company Employees Outside the United States under the Mimecast Limited 2015 Share Option and Incentive Plan	10-K	001-37637	10.41	05/22/2020

10.32#	Mimecast Limited Executive Incentive Plan – FY 2021	10-K	001-37637	10.42	05/22/2020

10.33#	Offer Letter between Mimecast Limited and Dino DiMarino, dated June 23, 2016	10-K	001-37637	10.44	05/22/2020

10.34	Amendment No. 1 to Credit Agreement dated as of June 12, 2020, by and among Mimecast Limited, certain of Mimecast Limited’s subsidiaries party thereto, as guarantors, certain financial institutions party thereto from time to time, as Lenders, and JPMorgan Chase Bank, N.A., as administrative agent	10-Q	001-37637	10.45	08/03/2020

10.35	Form of Director Indemnification Agreement	8-K	001-37637	10.1	10/08/2020

10.36	Form of Officer Indemnification Agreement	8-K	001-37637	10.2	10/08/2020

10.37#	Mimecast Limited Executive Incentive Plan – FY 2022	8-K	001-37637	10.2	05/11/2021

10.38#	Mimecast Limited Executive Severance and Change in Control Plan	10-K	001-37637	10.42	05/27/2021

10.39#	Mimecast Limited 2015 Employee Share Purchase Plan - Additional Terms and Conditions	10-Q	001-37637	10.39	08/03/2021

10.40#	Offer Letter between Mimecast North America, Inc, and Shahriar Rafimayeri, dated July 23, 2020	10-Q	001-37637	10.40	08/03/2021

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1@	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2@	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date (mm/dd/yyyy)
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Filed herewith.
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

Mimecast Limited

Date: November 2, 2021	By:	/s/ Peter Bauer
Peter Bauer
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2021	By:	/s/ Rafeal Brown
Rafeal Brown
Chief Financial Officer (Principal Financial and Accounting Officer)