Form 10-Q
period 2021-12-31
Mimecast Ltd
filed 2022-02-03
CIK 1644675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

As of January 27, 2022, the registrant had 66,922,342 shares of ordinary shares, $0.012 par value per share, outstanding.

SUMMARY of the Material and Other Risks Associated with Our Business

Business and Operational Risks

•
On December 7, 2021, we entered into a Transaction Agreement providing for our acquisition by an entity affiliated with Permira Advisers LLC in an all-cash transaction valued at approximately $5.8 billion (the "Transaction"). The Transaction, the pendency of the Transaction or our failure to complete the Transaction could have a material adverse effect on our business, results of operations, financial condition and share price.

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

i

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

ii

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MIMECAST LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	As of December 31,	As of March 31,
	2021	2021
Assets
Current assets
Cash and cash equivalents	$416,173	$292,949
Accounts receivable, net	120,071	114,280
Deferred contract costs, net	18,667	16,165
Prepaid expenses and other current assets	20,729	20,031
Total current assets	575,640	443,425

Property and equipment, net	91,066	92,891
Operating lease right-of-use assets	113,810	128,063
Intangible assets, net	40,944	43,193
Goodwill	180,600	173,952
Deferred contract costs, net of current portion	53,577	50,086
Other assets	3,248	3,097
Total assets	$1,058,885	$934,707

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$7,088	$10,487
Accrued expenses and other current liabilities	64,067	54,676
Deferred revenue	253,345	237,749
Current portion of finance lease obligations	429	323
Current portion of operating lease liabilities	29,703	33,447
Current portion of long-term debt	9,738	9,090
Total current liabilities	364,370	345,772

Deferred revenue, net of current portion	10,624	12,936
Operating lease liabilities	98,969	112,316
Long-term debt	69,867	94,671
Other non-current liabilities	7,171	8,143
Total liabilities	551,001	573,838

Commitments and contingencies (Note 13)

Shareholders' equity
Ordinary shares, $0.012 par value, 300,000,000 shares authorized; 66,907,431 and 64,562,222 shares issued and outstanding as of December 31, 2021 and March 31, 2021, respectively	803	775
Additional paid-in capital	508,400	408,249
Accumulated deficit	(12,442)	(53,915)
Accumulated other comprehensive income	11,123	5,760
Total shareholders' equity	507,884	360,869
Total liabilities and shareholders' equity	$1,058,885	$934,707

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIMECAST LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
Revenue	$151,599	$129,636	$441,381	$367,505
Cost of revenue	34,408	31,572	101,433	89,783
Gross profit	117,191	98,064	339,948	277,722
Operating expenses
Research and development	26,305	25,408	83,025	70,497
Sales and marketing	49,738	45,187	146,775	133,224
General and administrative	24,199	16,649	60,373	50,400
Total operating expenses	100,242	87,244	290,173	254,121
Income from operations	16,949	10,820	49,775	23,601
Other income (expense)
Interest income	82	261	351	612
Interest expense	(465)	(578)	(1,535)	(2,251)
Foreign exchange (expense) income and other, net	(1,043)	1,441	(2,234)	4,365
Total other income (expense), net	(1,426)	1,124	(3,418)	2,726
Income before income taxes	15,523	11,944	46,357	26,327
Provision for income taxes	1,705	1,155	4,884	2,350
Net income	$13,818	$10,789	$41,473	$23,977

Net income per ordinary share
Basic	$0.21	$0.17	$0.63	$0.38
Diluted	$0.20	$0.16	$0.60	$0.37
Weighted-average number of ordinary shares outstanding
Basic	66,575	63,987	65,921	63,509
Diluted	70,133	66,023	68,767	65,419

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIMECAST LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
Net income	$13,818	$10,789	$41,473	$23,977
Other comprehensive income:
Change in foreign currency translation adjustment	3,006	15,775	5,363	21,766
Total other comprehensive income	3,006	15,775	5,363	21,766
Comprehensive income	$16,824	$26,564	$46,836	$45,743

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIMECAST LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three months ended December 31, 2021
					Accumulated
	Ordinary Shares		Additional		Other	Total
	Number of		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of September 30, 2021	66,326	$796	$476,805	$(26,260)	$8,117	$459,458
Net income	—	—	—	13,818	—	13,818
Foreign currency translation adjustment	—	—	—	—	3,006	3,006
Issuance of ordinary shares upon exercise of share options	456	6	15,983	—	—	15,989
Share-based compensation	—	—	14,618	—	—	14,618
ESPP purchases	67	—	3,051	—	—	3,051
Tax withholding on ESPP purchases and vesting of RSUs	(28)	—	(2,056)	—	—	(2,056)
Vesting of RSUs	86	1	(1)	—	—	—
Balance as of December 31, 2021	66,907	$803	$508,400	$(12,442)	$11,123	$507,884

	Nine months ended December 31, 2021
					Accumulated
	Ordinary Shares		Additional		Other	Total
	Number of		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of March 31, 2021	64,562	$775	$408,249	$(53,915)	$5,760	$360,869
Net income	—	—	—	41,473	—	41,473
Foreign currency translation adjustment	—	—	—	—	5,363	5,363
Issuance of ordinary shares upon exercise of share options	1,750	21	56,686	—	—	56,707
Share-based compensation	—	—	47,334	—	—	47,334
ESPP purchases	142	1	6,424	—	—	6,425
Tax withholding on ESPP purchases and vesting of RSUs	(220)	(2)	(10,285)	—	—	(10,287)
Vesting of RSUs	673	8	(8)	—	—	—
Balance as of December 31, 2021	66,907	$803	$508,400	$(12,442)	$11,123	$507,884

	Three months ended December 31, 2020
					Accumulated
	Ordinary Shares		Additional		Other	Total
	Number of		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of September 30, 2020	63,843	$766	$368,813	$(70,472)	$(4,856)	$294,251
Net income	—	—	—	10,789	—	10,789
Foreign currency translation adjustment	—	—	—	—	15,775	15,775
Issuance of ordinary shares upon exercise of share options	378	5	8,812	—	—	8,817
Share-based compensation	—	—	13,833	—	—	13,833
ESPP purchases	91	1	3,320	—	—	3,321
Tax withholding on ESPP purchases and vesting of RSUs	(17)	—	(867)	—	—	(867)
Vesting of RSUs	52	—	—	—	—	—
Balance as of December 31, 2020	64,347	$772	$393,911	$(59,683)	$10,919	$345,919

	Nine months ended December 31, 2020
					Accumulated
	Ordinary Shares		Additional		Other	Total
	Number of		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of March 31, 2020	62,792	$754	$325,808	$(83,660)	$(10,847)	$232,055
Net income	—	—	—	23,977	—	23,977
Foreign currency translation adjustment	—	—	—	—	21,766	21,766
Issuance of ordinary shares upon exercise of share options	1,160	14	24,683	—	—	24,697
Share-based compensation	—	—	41,183	—	—	41,183
ESPP purchases	178	2	6,414	—	—	6,416
Tax withholding on ESPP purchases and vesting of RSUs	(109)	(1)	(4,174)	—	—	(4,175)
Vesting of RSUs	326	3	(3)	—	—	—
Balance as of December 31, 2020	64,347	$772	$393,911	$(59,683)	$10,919	$345,919

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIMECAST LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended December 31
	2021	2020
Operating activities
Net income	$41,473	$23,977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,838	28,297
Share-based compensation expense	47,365	41,064
Amortization of deferred contract costs	13,106	9,471
Amortization of debt issuance costs	331	344
Amortization of operating lease right-of-use assets	24,926	22,328
Deferred income tax expense (benefit)	602	(190)
Other non-cash items	(3)	—
Unrealized currency losses (gains) on foreign denominated transactions	1,233	(4,540)
Changes in assets and liabilities:
Accounts receivable	(7,180)	6,224
Prepaid expenses and other current assets	(946)	(1,700)
Deferred contract costs	(20,043)	(19,521)
Other assets	1,163	250
Accounts payable	799	(3,630)
Deferred revenue	16,442	2,537
Operating lease liabilities	(27,495)	(25,024)
Accrued expenses and other liabilities	8,549	15,439
Net cash provided by operating activities	130,160	95,326
Investing activities
Purchases of property, equipment and capitalized software	(29,401)	(30,931)
Purchase of strategic investments	(1,500)	—
Payments for acquisitions, net of cash acquired	—	(17,044)
Net cash used in investing activities	(30,901)	(47,975)
Financing activities
Proceeds from issuance of ordinary shares	63,097	31,113
Withholding taxes related to net share settlement of ESPP purchases and vesting of RSUs	(10,287)	(4,175)
Payments on debt including revolving credit facilities	(24,375)	(5,000)
Payments on finance lease obligations	(610)	(789)
Proceeds from long-term debt including revolving credit facilities	—	17,500
Net cash provided by financing activities	27,825	38,649
Effect of foreign exchange rates on cash	(3,860)	10,939
Net increase in cash and cash equivalents	123,224	96,939

Cash and cash equivalents at beginning of period	292,949	173,958
Cash and cash equivalents at end of period	$416,173	$270,897

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,222	$2,163
Cash paid during the period for income taxes	$1,878	$1,228

Supplemental disclosure of non-cash investing and financing activities
Unpaid purchases of property, equipment and capitalized software	$4,441	$11,739
Operating lease right-of-use assets exchanged for lease obligations	$12,289	$30,216
Amounts due from seller for acquisitions	$—	$74
Proceeds receivable from issuance of ordinary shares	$35	$—
Property and equipment acquired under finance lease	$716	$—

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

Pending Transaction

On December 7, 2021, the Company entered into a Transaction Agreement (Transaction Agreement) with Magnesium Bidco Limited, a private limited company incorporated in England & Wales (Buyer). Buyer is an affiliate of Permira Advisors LLC. The Transaction Agreement provides for the implementation of a Bailiwick of Jersey scheme of arrangement (Scheme of Arrangement) pursuant to which Buyer will acquire all of the Company’s shares (subject to certain exceptions) then outstanding as of the time that an act of the Royal Court of Jersey sanctioning the Scheme of Arrangement has been delivered to the Registrar of Companies in Jersey for registration (the “Effective Time”) and Company shareholders will be entitled, in accordance with the terms of the Scheme of Arrangement, to receive an amount in cash, without interest, equal to $80.00 per Company ordinary share that is outstanding immediately prior to the Effective Time.

The completion of the transactions contemplated by the Transaction Agreement (Transaction) is subject to certain closing conditions, including approval by Company shareholders, receipt of regulatory approvals and such other conditions to completion as set forth in the Transaction Agreement. The Transaction is expected to close in the first half of 2022, subject to these closing conditions. Upon completion of the Transaction, the Company will become a privately held company and the ordinary shares of the Company will no longer be listed on any public market.

Two special meetings of Company shareholders, the first to approve the Scheme of Arrangement for purposes of satisfying the requirements of the Companies (Jersey) Law 1991, as amended (the “Companies Law”), and the second to authorize the directors of the Company’s board of directors to take all actions as they consider necessary or appropriate for carrying the Scheme of Arrangement into effect and to amend the Company’s articles of association, are expected to be held in March 2022.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended March 31, 2021 contained in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of December 31, 2021, and for the three and nine months ended December 31, 2021 and 2020. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

The Company reclassified certain amounts within its condensed consolidated statement of cash flows to conform to current period presentation. The reclassifications include $0.7 million from other assets and $0.5 million from accrued expenses and other liabilities to deferred income tax expense (benefit) for the nine months ended December 31, 2020. These reclassifications had no impact on the Company’s previously reported results of operations or balance sheets.

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

Due to the global COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of December 31, 2021. Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from management’s estimates if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. Changes in estimates are recorded in the period in which they become known.

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions, other events, and circumstances from non-owner sources. Comprehensive income consists of net income and other comprehensive income, which includes certain changes in equity that are excluded from net income. As of December 31, 2021 and March 31, 2021, accumulated other comprehensive income is presented separately on the condensed consolidated balance sheets and consists of cumulative foreign currency translation adjustments.

Accounting Policies

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements. As of December 31, 2021, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K, have not changed.

2. Revenue and Deferred Revenue

Revenue recognized during the three and nine months ended December 31, 2021 from amounts included in deferred revenue at the beginning of the respective periods was approximately $105.0 million and $212.7 million, respectively. Revenue recognized during the three and nine months ended December 31, 2020 from amounts included in deferred revenue at the beginning of the respective periods was approximately $87.0 million and $177.0 million, respectively. Revenue recognized during the three and nine months ended December 31, 2021 and 2020 from performance obligations satisfied or partially satisfied in previous periods was not material.

Contracted revenue as of December 31, 2021 and March 31, 2021 that has not yet been recognized (contracted and not recognized) was $145.3 million and $117.5 million, respectively, which includes deferred revenue and non-cancellable amounts that will be invoiced and recognized as revenue in future periods and excludes contracts with an original expected length of one year or less. The Company expects 53% of contracted and not recognized revenue to be recognized over the next year, 46% in years two and three, with the remaining balance recognized thereafter.

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

Credit risk with respect to accounts receivable is dispersed due to the Company’s large number of customers. The Company’s accounts receivable are derived from revenue earned from customers primarily located in the United States, the United Kingdom, and South Africa. The Company generally does not require its customers to provide collateral or other security to support accounts receivable. The Company maintains an allowance for its doubtful accounts receivable due to estimated credit losses. The Company estimates credit losses at the reporting date resulting from the inability of its customers to make required payments, including its historical experience of actual losses and the aging of such receivables. These receivables have been pooled by shared risk characteristics. Based on known information the Company may also establish specific allowances for customers in an adverse financial condition or adjust its expectations of changes in conditions that may impact the collectability of outstanding receivables. Credit losses historically have not been significant and the Company generally has not experienced any material losses related to receivables from individual customers, or groups of customers. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable. The Company will continue to actively monitor the impact of the global COVID-19 pandemic on expected credit losses. As of December 31, 2021 and March 31, 2021, no individual customer represented more than 10% of the Company’s accounts receivable. During the three and nine months ended December 31, 2021 and 2020, no individual customer represented more than 10% of the Company’s revenue.

The Company generally diversifies its investment portfolio by investing in multiple types of investment-grade securities and attempts to mitigate the risk of loss by using a third-party investment manager. As of December 31, 2021, the Company's only investments consisted of convertible debt investments in privately held companies. As of March 31, 2021, the Company did not hold any investments.

4. Cash, Cash Equivalents and Investments

The Company considers all highly liquid instruments purchased with an original maturity date of 90 days or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, amounts held in interest-bearing money market funds and investments with maturities of 90 days or less from the date of purchase. Cash equivalents are carried at cost, which approximates their fair market value. Investments not classified as cash equivalents are presented as either short-term or long-term investments based on both their stated maturities as well as the time period the Company intends to hold such securities. The Company determines the appropriate classification of investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company adjusts the cost of investments for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion in interest income in the condensed consolidated statements of operations. As of December 31, 2021 and March 31, 2021, cash and cash equivalents of $416.2 million and $292.9 million, respectively, were carried at amortized cost, which approximates their market value.

Strategic investments consist of convertible debt investments in privately held companies. The Company has classified these convertible debt investments as of December 31, 2021, as available-for-sale pursuant to Accounting Standard Codification (ASC) 320, Investments - Debt Securities. Due to the conversion option and other embedded features, the Company has elected to record the convertible debt investments in their entirety at fair value with any changes in fair value recognized in "Foreign exchange (expense) income and other, net" on the condensed consolidated statements of operations. As of December 31, 2021, the Company holds convertible debt investments that are due within two years with an amortized cost and a fair value of $1.5 million. These investments are included within other assets on the condensed consolidated balance sheets. During the three months ended December 31, 2021, the Company recognized immaterial unrealized gains related to changes in the fair value of the convertible debt investments. As of March 31, 2021, the Company did not hold any strategic investments.

5. Fair Value of Financial Instruments

The Company’s financial instruments include cash, cash equivalents, investments, accounts receivable, accounts payable, accrued expenses and borrowings under the Company’s long-term debt arrangements. The carrying amount of the Company’s long-term debt arrangements approximates its fair values due to the interest rates the Company believes it could obtain for arrangements with similar terms. The Company's convertible debt investments are classified as available-for-sale and reported at fair value in accordance with the market approach primarily utilizing unobservable inputs. The carrying amount of the remainder of the Company’s financial instruments approximated their fair values as of December 31, 2021 and March 31, 2021, due to the short-term nature of those instruments.

The Company has evaluated the estimated fair value of financial instruments using available market information. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

Fair values determined using “Level 1 inputs” utilize unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined using “Level 2 inputs” utilize quoted prices that are directly or indirectly observable. Fair values determined using “Level 3 inputs” utilize unobservable inputs for determining fair values of assets or liabilities that reflect an entity's own assumptions in pricing assets or liabilities. As of December 31, 2021, the only assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are the Company's convertible debt investments. As of March 31, 2021, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

The Company measures eligible assets and liabilities at fair value, with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company elected the fair value option for the convertible debt investments transacted during the three months ended December 31, 2021. Other than the convertible debt investments, the Company did not elect to remeasure any of its existing financial assets or liabilities and did not elect the fair value option for any financial assets and liabilities transacted in the three and nine months ended December 31, 2021 and the year ended March 31, 2021.

The following table summarizes financial assets measured and recorded at fair value on a recurring basis in the accompanying condensed consolidated balance sheets as of December 31, 2021 and March 31, 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Assets:
Money market funds	$12,519	$—	$—	$12,519
Convertible debt investments	—	—	1,515	1,515
Total assets	$12,519	$—	$1,515	$14,034

	March 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Assets:
Money market funds	$15,366	$—	$—	$15,366

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

The components of lease expense were as follows:

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
Short-term lease cost	$9	$40	$51	$128
Variable lease cost	1,353	1,536	4,403	5,094
Operating lease cost	9,681	9,390	29,079	26,712
Finance lease cost:
Amortization of lease assets	70	250	372	750
Interest on lease liabilities	1	9	5	37
Total finance lease cost	$71	$259	$377	$787

Supplemental cash flow information related to leases was as follows:

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$10,335	$11,514	$32,125	$29,638
Operating cash outflows from finance leases	$2	$5	$5	$37
Financing cash outflows from finance leases	$263	$178	$610	$789

Weighted-average remaining lease term and discount rate:

	As of December 31,	As of March 31,
	2021	2021
Weighted-average remaining lease term (in years)
Operating leases	5.35	5.76
Finance leases	0.66	0.35
Weighted-average discount rate
Operating leases	4.42%	4.58%
Finance leases	0.86%	4.83%

Maturities of lease liabilities as of December 31, 2021 were as follows:

Year Ending March 31,	Operating Leases	Finance Leases
Remainder of 2022	$9,014	$123
2023	33,796	307
2024	25,576	—
2025	23,657	—
2026	19,237	—
Thereafter	33,229	—
Total lease payments	144,509	430
Less: imputed interest	(15,837)	(1)
Total lease liabilities	$128,672	$429

As of December 31, 2021, the Company had no additional operating or finance leases that have not yet commenced.

7. Internal-use Software Costs

Software Development Costs

Costs incurred to develop software applications used in the Company’s SaaS platform consist of certain direct costs of materials and services incurred in developing or obtaining internal-use computer software, and payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the project. These costs generally consist of internal labor during configuration, coding, and testing activities. Research and development costs incurred during the preliminary project stage or costs incurred for data conversion activities, training, maintenance and general and administrative or overhead costs are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the application is substantially complete and ready for its intended use. Qualified costs incurred during the operating stage of the Company’s software applications relating to upgrades and enhancements are capitalized to the extent it is probable that they will result in added functionality, while costs incurred for maintenance of, and minor upgrades and enhancements to, internal-use software are expensed as incurred. During the three and nine months ended December 31, 2021 and 2020, the Company believes the substantial majority of its development efforts were either in the preliminary project stage of development or in the operation stage (post-implementation), and accordingly, no costs have been capitalized during these periods. These costs are included in the accompanying condensed consolidated statements of operations as research and development expense.

Implementation Costs on Cloud-computing Arrangements

As of December 31, 2021 and March 31, 2021, the net carrying value of capitalized implementation costs related to hosting arrangements that were incurred during the application development stage were $2.1 million and $2.9 million, respectively. These capitalized implementation costs will be amortized over the expected term of the arrangement and are amortized in the same line item in the condensed consolidated statements of operations as the expense for fees for the associated hosting arrangement.

8. Net Income Per Ordinary Share

The Company calculates basic and diluted net income per ordinary share by dividing net income by the weighted-average number of ordinary shares outstanding during the period.

The following table presents the calculation of basic and diluted net income per share for the periods presented (in thousands, except per share data):

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
Numerator:
Net income	$13,818	$10,789	$41,473	$23,977
Denominator:
Weighted-average number of ordinary shares used in computing net income per share applicable to ordinary shareholders – basic	66,575	63,987	65,921	63,509
Dilutive effect of share equivalents resulting from share options, RSUs and ESPP shares	3,558	2,036	2,846	1,910
Weighted-average number of ordinary shares used in computing net income per share – diluted	70,133	66,023	68,767	65,419
Net income per share applicable to ordinary shareholders:
Basic	$0.21	$0.17	$0.63	$0.38
Diluted	$0.20	$0.16	$0.60	$0.37

The following potentially dilutive ordinary share equivalents have been excluded from the calculation of diluted weighted-average shares outstanding as their effect would have been anti-dilutive for the periods presented (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
Share options outstanding	—	2,373	346	3,276
Unvested RSUs	67	101	426	402
ESPP shares	—	82	—	166

9. Share-Based Compensation

For the three and nine months ended December 31, 2021 and 2020, all grants of share-based awards have been made under the Mimecast Limited 2015 Share Option and Incentive Plan (the 2015 Plan) and the 2015 Employee Share Purchase Plan (the ESPP). Additionally, the Company has two pre-IPO share-based compensation plans including the Mimecast Limited 2010 EMI Share Option Scheme (the 2010 Plan), and the Mimecast Limited Approved Share Option Plan (the Approved Plan) (the 2010 Plan and the Approved Plan, collectively, the Historical Plans). Subsequent to November 19, 2015, the IPO date, no further grants under the Historical Plans were permitted.

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

Share Options

The fair value of each share option issued under the 2015 Plan was estimated using the Black-Scholes option-pricing model that used the following weighted-average assumptions:

	Nine months ended December 31,
	2021	2020
Expected term (in years)	6.1	6.1
Risk-free interest rate	1.3%	0.5%
Expected volatility	46.6%	44.6%
Expected dividend yield	—%	—%
Grant date fair value per ordinary share	$43.27	$35.17

The weighted-average per share fair value of options granted to employees during the nine months ended December 31, 2021 and 2020 was $19.84 and $15.07, respectively. As of December 31, 2021, the number of options and awards available for future grant under the 2015 Plan was 9,660,747.

Share option activity under the 2015 Plan and the Historical Plans for the nine months ended December 31, 2021 was as follows:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2021	5,322,599	$34.13	6.81	$43,683
Options granted	842,928	$43.27
Options exercised	(1,750,407)	$32.40
Options forfeited and cancelled	(481,556)	$39.93
Outstanding as of December 31, 2021	3,933,564	$36.15	7.07	$170,792
Exercisable as of December 31, 2021	2,020,639	$30.62	5.92	$98,908

For the nine months ended December 31, 2021 and 2020, the total intrinsic value of options exercised was $50.5 million and $28.8 million, respectively. For the nine months ended December 31, 2021 and 2020, total cash proceeds from option exercises was $56.7 million and $24.7 million, respectively.

As of December 31, 2021, there was approximately $29.7 million of unrecognized share-based compensation related to unvested share options, which is expected to be recognized over a weighted-average period of 2.37 years.

RSUs

The Company grants RSUs to its non-employee directors and its employees. Non-employee directors receive an initial RSU grant upon joining the board of directors that vests over three years and an annual grant each year thereafter that vests fully on the one-year anniversary of the grant date. RSUs granted to employees generally vest in four equal annual installments.

RSU activity under the 2015 Plan for the nine months ended December 31, 2021 was as follows:

	Number of Awards	Weighted Average Grant Date Fair Value	Intrinsic Value (in thousands)
Unvested RSUs as of March 31, 2021	2,630,359	$38.62	$105,767
RSUs granted	2,039,568	$45.63
RSUs vested	(672,988)	$38.63
RSUs forfeited	(646,902)	$39.36
Unvested RSUs as of December 31, 2021	3,350,037	$42.74	$266,562

As of December 31, 2021, there was approximately $115.3 million of unrecognized share-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 2.92 years.

ESPP

In the three months ended December 31, 2021 and 2020, the Company recognized $0.4 million and $0.6 million of share-based compensation expense under the ESPP, respectively. In the nine months ended December 31, 2021 and 2020, the Company recognized share-based compensation expense under the ESPP of $1.4 million and $1.8 million respectively. In the nine months ended December 31, 2021 and 2020 total cash proceeds from shares purchased under the ESPP were $6.4 million and $6.4 million, respectively.

As of December 31, 2021, there were 0.4 million shares of the Company's ordinary shares available for future issuance under the ESPP. Under the terms of the Transaction Agreement, the Company has suspended the ESPP, effective as of January 1, 2022.

Share-based compensation expense recognized under the 2015 Plan, Historical Plans and ESPP in the accompanying condensed consolidated statements of operations was as follows:

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
Cost of revenue	$1,350	$1,247	$4,318	$3,535
Research and development	3,598	3,791	13,982	11,570
Sales and marketing	4,670	4,718	15,029	13,606
General and administrative	5,001	4,036	14,036	12,353
Total share-based compensation expense	$14,619	$13,792	$47,365	$41,064

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

11. Goodwill and Intangible Assets

The following is a rollforward of the Company’s goodwill balance:

Goodwill
Balance as of March 31, 2021	$173,952
Effect of foreign exchange rates	6,648
Balance as of December 31, 2021	$180,600

Purchased intangible assets consisted of the following:

	Weighted-
	Average	December 31, 2021
	Remaining	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(in years)	Value	Amortization	Value
Developed technology	6	$40,748	$(12,851)	$27,897
Customer relationships	4	996	(441)	555
Capitalized software and other (1) (2)	3	28,951	(16,459)	12,492
		$70,695	$(29,751)	$40,944

	Weighted-
	Average	March 31, 2021
	Remaining	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(in years)	Value	Amortization	Value
Developed technology	7	$39,180	$(9,114)	$30,066
Customer relationships	4	984	(318)	666
Capitalized software and other (1) (2)	3	25,161	(12,700)	12,461
		$65,325	$(22,132)	$43,193

(1)
As of December 31, 2021 and March 31, 2021, the net carrying value of capitalized software and other included $2.7 million and $2.1 million, respectively, of costs capitalized related to video production costs.
(2)
As of December 31, 2021 and March 31, 2021, the net carrying value of capitalized software and other included $0.3 million and $0.3 million of costs capitalized related to IP addresses.

For the three months ended December 31, 2021 and 2020, the Company recorded amortization expense of $2.6 million and $2.5 million, respectively. For the nine months ended December 31, 2021 and 2020, the Company recorded amortization expense of $7.5 million and $7.1 million, respectively. Amortization relating to developed technology and capitalized software was recorded within cost of revenue and amortization of customer relationships was recorded within sales and marketing expenses.

Future estimated amortization expense of intangible assets as of December 31, 2021, is as follows:

	Purchased Intangible Assets	Capitalized Software
Remainder of 2022	$1,164	$1,497
2023	4,655	4,752
2024	4,596	2,814
2025	4,519	1,853
2026	4,442	1,084
Thereafter	9,076	492
Total	$28,452	$12,492

12. Debt

In July 2018, the Company entered into a credit agreement (the Credit Agreement) that provided the Company with a $100.0 million senior secured term loan (the Term Loan) and a $50.0 million senior secured revolving credit facility (the Revolving Facility). In June 2020, the Credit Agreement was amended to permit the Company to issue letters of credit in certain additional foreign currencies beyond the U.S. dollar and the British pound (as amended, the Credit Agreement, the Term Loan and the Revolving Facility are referred to herein as the Credit Facility). The term of the Credit Facility is five years, maturing on July 23, 2023. As of December 31, 2021 and March 31, 2021, the effective interest rate under the Credit Facility was LIBOR plus 1.375%.

The Credit Facility requires the Company to maintain compliance with certain debt covenants, all of which the Company was in compliance with as of December 31, 2021.

As of December 31, 2021 and March 31, 2021, the Company had $80.0 million and $86.9 million, respectively, outstanding on the Term Loan. As of March 31, 2021, the Company had $17.5 million outstanding under the Revolving Facility. In the three months ended September 30, 2021 the Company repaid the $17.5 million outstanding borrowings under the Revolving Facility in full. As of December 31, 2021 and March 31, 2021, total availability under the Revolving Facility was reduced by outstanding letters of credit of $2.1 million and $2.2 million, respectively. As of December 31, 2021 and March 31, 2021, total availability under the Revolving Facility was $47.9 million and $30.3 million, respectively. Future minimum principal payment obligations under the Term Loan and Revolving Facility are as follows:

Fiscal Year Ending March 31,	Debt
Remainder of 2022	$2,500
2023	10,000
2024	67,500
Total minimum debt payments	80,000
Less: Debt issuance costs	(395)
Less: Current portion of long-term debt	(9,738)
Long-term debt	$69,867

As of December 31, 2021 and March 31, 2021, the balance of debt issuance costs recorded as a reduction of debt was $0.4 million and $0.6 million, respectively. As of December 31, 2021 and March 31, 2021, the balance of debt issuance costs recorded in other assets was $0.2 million and $0.3 million, respectively. For the three months ended December 31, 2021 and 2020, total interest expense under the Credit Facility was $0.4 million and $0.5 million, respectively. For the nine months ended December 31, 2021 and 2020, total interest expense under the Credit Facility was $1.2 million and $1.9 million, respectively.

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

On January 14, 2022, in connection with the Transaction, a purported individual shareholder of Mimecast filed a complaint in the United States District Court for the Southern District of New York, captioned O’Dell v. Mimecast Limited, et al., No. 1:22-cv-00367, naming as defendants the Company and each member of the Company’s Board of Directors as of the date of the Transaction Agreement (O’Dell). Between January 21, 2022 and January 25, 2022, three additional cases were filed by purported individual shareholders of Mimecast in the same court, captioned Whitfield v. Mimecast Limited, et al., 1:22-cv-00579 (Whitfield), Smith v. Mimecast Limited, et al., No.1:22-cv-00630 (Smith), and Hutchinson v. Mimecast Limited, et al., No. 1:22-cv-00665 (Hutchinson), and on January 23, 2022, one additional case was filed by a purported individual shareholder of Mimecast in the United States District Court for the Eastern District of New York, captioned Mendoza v. Mimecast Limited, et al., No. 1:22-cv-00384 (Mendoza). The O’Dell, Whitfield, Smith, Hutchinson, and Mendoza cases, and any similar subsequently filed cases involving the Company, the Company’s Board of Directors or any committee thereof and/or any of the Company’s directors or officers relating directly or indirectly to the Transaction Agreement, the Transaction or any related transaction, are referred to as the Transaction Litigations.

The Transaction Litigations filed to date generally allege that the preliminary proxy statement filed by the Company with the Securities and Exchange Commission (SEC) on January 13, 2022 in connection with the Transaction is materially incomplete and misleading by allegedly failing to disclose purportedly material information relating to the sale process leading to the Transaction, Company financial projections, and the analyses performed by Citigroup Global Markets Inc., financial advisor to the Board of Directors and the special committee of the Board of Directors, in connection with the Transaction. The Transaction Litigations assert violations of Section 14(a) of the Securities Exchange Act of 1934 (the Exchange Act), Rule 14a-9 promulgated thereunder, and 17 C.F.R. § 244.100 against Mimecast and the members of the Company’s Board of Directors and violations of Section 20(a) of the Exchange Act against the Company’s Board of Directors. The Transaction Litigations seek, among other things: an injunction enjoining consummation of the Transaction, rescission of the Transaction Agreement, a declaration that the Company and the Company's Board of Directors violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, an order directing the Company's Board of Directors to comply with the Exchange Act, damages, costs of the action, including the plaintiff's attorneys' fees and experts' fees and expenses, and any other relief the court may deem just and proper.

The Company cannot predict the outcome of each Transaction Litigation, nor can the Company predict the amount of time and expense that will be required to resolve each Transaction Litigation. The Company believes that the O’Dell, Smith, Hutchinson, Whitfield, and Mendoza cases are without merit and the Company and its directors intend to vigorously defend against each Transaction Litigation and any subsequently filed similar actions. It is possible that additional similar complaints could be filed in connection with the Transaction. If additional similar complaints are filed, absent new or significantly different allegations, Mimecast will not necessarily disclose such additional complaints or filings.

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

Except as described above, the Company was not subject to any material legal proceedings during the nine months ended December 31, 2021 and 2020, and, to the best of its knowledge, except as described above, no material legal proceedings are currently pending or threatened.

Indemnification

In the ordinary course of business, the Company provides indemnifications of varying scope and terms to customers, business partners, vendors, lessors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from intellectual property infringement claims made by third parties, the Company’s breach of certain agreements, and other liabilities relating to or arising from the Company’s acts or omissions. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular indemnification. Based on historical experience and information known as of December 31, 2021 and March 31, 2021, the Company has not incurred any costs for the above indemnities.

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

The Company has incurred and expects to incur significant costs related to the security incident. For the year ended March 31, 2021, the Company recorded $0.8 million of pre-tax expenses related to the security incident, net of anticipated insurance recoveries. For the three and nine months ended December 31, 2021, expenses related to the security incident were not material. Expenses include costs of the forensic investigation, remediation costs, and legal and other professional services. It is also expected that the Company will continue to incur costs related to its response, remediation, and investigatory efforts relating to this security incident. While the Company has cyber insurance coverage, the amount of such insurance may be insufficient to compensate for any expenses or losses that may result from the security incident or the insurance carrier may refuse to reimburse the Company for certain costs under the terms of the policy. The full scope of the costs and related impacts of the security incident, including the availability of insurance to offset some of these costs, cannot be estimated at this time.

14. Restructuring

Fiscal 2021 Restructuring

On January 28, 2021, the Board of Directors of the Company approved a restructuring plan designed to align the Company’s resources with its strategy. The restructuring plan, which included a reduction of the Company’s workforce by approximately 4%, permitted the Company to increase investment in strategic growth areas. During the year ended March 31, 2021, the Company recognized total pre-tax restructuring charges of $3.3 million, consisting of $3.7 million of severance and other one-time termination benefits, and other restructuring related costs, partially offset by $0.4 million of other adjustments. These charges were primarily cash-based and were recognized in the fourth quarter of fiscal 2021 in Restructuring in the consolidated statements of operations. Restructuring charges during the nine months ended December 31, 2021 were not material. The actions associated with the restructuring plan are completed and the Company does not expect any material costs to be incurred in fiscal 2022.

The following is a rollforward of the Company’s restructuring liability balance:

Severance and related costs
Balance as of March 31, 2021	$398
Cash payments	(398)
Balance as of December 31, 2021	$—

15. Segment and Geographic Information

Geographic Data

The Company allocates, for the purpose of geographic data reporting, its revenue based upon the location of the contracting subsidiary. Total revenue by geographic area was as follows:

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
United States	$78,128	$65,942	$223,564	$189,864
United Kingdom	42,154	36,977	124,270	105,464
South Africa	15,017	13,732	45,676	37,419
Other	16,300	12,985	47,871	34,758
Total	$151,599	$129,636	$441,381	$367,505

Property and equipment, net, by geographic location consists of the following:

	As of December 31,	As of March 31,
	2021	2021
United States	$40,882	$40,129
United Kingdom	27,611	28,892
South Africa	6,650	7,942
Other	15,923	15,928
Total	$91,066	$92,891

16. Income Taxes

The provision for income taxes for the three months ended December 31, 2021 and 2020 was $1.7 million and $1.2 million, respectively, on income before income taxes of $15.5 million and $11.9 million, respectively. The provision for income taxes for the nine months ended December 31, 2021 and 2020 was $4.9 million and $2.4 million, respectively, on income before taxes of $46.4 million and $26.3 million, respectively.

The provision for income taxes for the three and nine months ended December 31, 2021 was primarily attributable to the provision recorded on the earnings of the Company’s profitable entities, partially offset by discrete tax benefits of $1.3 million and $3.4 million related to excess tax benefits on share-based compensation realized by U.S. and U.K. employees.

The provision for income taxes for the three and nine months ended December 31, 2020 was primarily attributable to the tax provision recorded on the earnings of the Company’s profitable entities, partially offset by the discrete tax benefit of $1.4 million and $4.5 million related to excess tax benefits on share-based compensation realized by U.S. and U.K employees. In addition, during the three and nine months ended December 31, 2020, the Company recorded a discrete tax benefit of $0.6 million for the release of a portion of the Company’s pre-existing U.S. valuation allowance as a result of the MessageControl business combination.

In assessing the Company’s ability to realize its net deferred tax assets, the Company considered various factors including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations to determine whether it is more likely than not that some portion or all of its net deferred tax assets will not be realized. Based upon these factors, the Company has determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against its net deferred tax assets as of December 31, 2021. It is possible that within the next 12 months, there may be sufficient positive evidence to release a portion or all of the valuation allowance. Release of the valuation allowance would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment.

During the three and nine months ended December 31, 2021, the Company did not have a material change to the Company’s liabilities for uncertain tax positions. As of December 31, 2021, the Company did not have any material uncertain tax positions that would impact the effective tax rate if recognized. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying condensed consolidated statements of operations. As of December 31, 2021 and March 31, 2021, accrued interest or penalties related to uncertain tax positions were immaterial.

20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended March 31, 2021, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on May 27, 2021. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to, statements concerning our pending acquisition by Magnesium Bidco Limited and our expectations regarding the timing of the acquisition (as described below), our strategy and operational and growth initiatives, the impacts of the COVID-19 pandemic and related market and economic conditions on our business, results of operations and financial condition, fluctuations in foreign exchange rates, the security of our network, products and services, statements regarding the disclosed security incident and our current understanding of the identity and likely targets of the sophisticated threat actor, the scope and impact of the attack, and the results of our investigation, are forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q and set forth in our other SEC filings, including our Annual Report on Form 10-K filed with the SEC on May 27, 2021. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We market and sell our services to organizations of all sizes across a broad range of industries. As of December 31, 2021, we provided our services to approximately 40,200 customers and protected millions of their employees across the world. We generate sales through our network of channel partners as well as through our direct sales force. Our growth and future success depend on our ability to expand our customer base, sell additional services to our existing customers, and retain our customers.

In the nine months ended December 31, 2021, we generated 49% of our revenue outside of the United States, with 28% generated from the United Kingdom, 10% from South Africa and 11% from the rest of the world. In the nine months ended December 31, 2020, we generated 48% of our revenue outside of the United States, with 29% generated from the United Kingdom, 10% from South Africa and 9% from the rest of the world. Our most significant growth market is the United States. We also believe that there is a large opportunity in our other existing markets. We intend to make significant investments in sales and marketing to continue expanding our customer base in our target markets.

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

Pending Transaction

On December 7, 2021, we entered into a Transaction Agreement, or the Transaction Agreement, with Magnesium Bidco Limited, or Buyer, pursuant to which we agreed to be acquired by Buyer, an affiliate of the global private equity firm Permira Advisors LLC, or Permira, in an all-cash transaction valued at approximately $5.8 billion, or the Transaction. If the Transaction is completed, our shareholders will be entitled to receive $80.00 in cash for each ordinary share they own as of the effective time of the Transaction (subject to certain exceptions). The Transaction is expected to close in the first half of 2022, subject to customary closing conditions, including approval by our shareholders and receipt of regulatory approvals. For additional information regarding the Transaction, see Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Recent Developments

Global Covid-19 Pandemic. The global COVID-19 pandemic continues to evolve, and to date has led to the implementation of various responses, including global government-imposed quarantines, stay-at-home orders, travel restrictions, mandated business closures and other public health safety measures. These efforts have caused significant societal and economic disruption worldwide, including in all of the regions in which we operate our business and sell our products and services. The widespread distribution of effective vaccines and continued containment efforts initially helped to stabilize infection rates, but, more recently, the rise in variants of the original virus has led to outbreaks in many locations, including in the countries in which we operate.

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

We have incurred and expect to incur significant costs related to the security incident. For the year ended March 31, 2021, we recorded $0.8 million of pre-tax expenses related to the security incident, net of anticipated insurance recoveries. For the three and nine months ended December 31, 2021, expenses related to the security incident were not material. Expenses include costs of the forensic investigation, remediation costs, and legal and other professional services. It is also expected that we will continue to incur costs related to our response, remediation, and investigatory efforts relating to this security incident. While we have cyber insurance coverage, the amount of such insurance may be insufficient to compensate us for any expenses or losses that may result from the security incident or the insurance carrier may refuse to reimburse us for certain costs under the terms of the policy. The full scope of the costs and related impacts of the security incident, including the availability of insurance to offset some of these costs, cannot be estimated at this time.

Key Factors Affecting Our Performance

We believe that the growth of our business and our future success are dependent upon a number of key factors, including the following:

Acquisition of new customers. We employ a sales strategy that focuses on acquiring new customers, through our direct sales force and network of channel partners, and selling additional products to existing customers. Acquiring new customers, particularly large, enterprise customers, is a key element of our continued success, growth opportunity and future revenue. We have invested in and intend to continue to invest in our direct sales force and channel partners. During the twelve months ended December 31, 2021, our customer base increased by approximately 600 organizations.

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

Currency fluctuations. We conduct business in the United States and in other countries in North America, the United Kingdom and in other countries in Europe, South Africa and in other countries in Africa, Australia and the UAE. As a result, we are exposed to risks associated with fluctuations in currency exchange rates, particularly between the U.S. dollar, the British pound and the South African rand. In the nine months ended December 31, 2021, 54% of our revenue was denominated in U.S. dollars, 26% in British pounds, 10% in South African rand and 10% in other currencies. Given that the functional currency of our subsidiaries is generally the local currency of each entity, but our reporting currency is the U.S. dollar, devaluations of the British pound, South African rand and other currencies relative to the U.S. dollar impacts our profitability.

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

Key Performance Indicators

In addition to traditional financial metrics, such as revenue and revenue growth trends, we monitor several other key performance indicators to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. The key performance indicators that we monitor are as follows:

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
	(dollars in thousands)
Revenue constant currency growth rate (1)	16%	17%	16%	19%
Gross profit percentage	77%	76%	77%	76%
Free cash flow (1)	$37,966	$24,217	$100,759	$64,395
Adjusted EBITDA (1)	$45,876	$34,595	$131,263	$93,865

	As of December 31,
	2021	2020
Net revenue retention rate	108%	104%
Total customers (2)	40,200	39,600

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

Reconciliations of Non-GAAP Financial Measures

Revenue constant currency growth rate

In order to determine how our business performed exclusive of the effect of foreign currency fluctuations, we compare the percentage change in our revenue from one period to another using a constant currency. To determine the revenue constant currency growth rate for each period, revenue from entities reporting in foreign currencies was translated into U.S. dollars using the comparable prior period’s foreign currency exchange rates. For example, the average rates in effect for the three and nine months ended December 31, 2020 were used to convert revenue for the three and nine months ended December 31, 2021 and the revenue for the comparable prior period ended December 31, 2020, rather than the actual exchange rates in effect during the respective periods. Revenue constant currency growth rate is a non-GAAP financial measure. A reconciliation of this non-GAAP measure to its most directly comparable GAAP measure for the respective periods can be found in the table below.

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
	(dollars in thousands)
Reconciliation of Revenue Constant Currency Growth Rate:
Revenue, as reported	$151,599	$129,636	$441,381	$367,505
Revenue year-over-year growth rate, as reported	17%	18%	20%	18%
Estimated impact of foreign currency fluctuations	(1)%	(1)%	(4)%	1%
Revenue constant currency growth rate	16%	17%	16%	19%

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

The following table presents a reconciliation of net cash provided by operating activities to free cash flow:

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
Reconciliation of Free Cash Flow:
Net cash provided by operating activities	$46,327	$34,978	$130,160	$95,326
Purchases of property, equipment and capitalized software	(8,361)	(10,761)	(29,401)	(30,931)
Free cash flow	$37,966	$24,217	$100,759	$64,395

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

The following table presents a reconciliation of net income to Adjusted EBITDA:

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income	$13,818	$10,789	$41,473	$23,977
Depreciation, amortization and disposals of long-lived assets	10,041	9,950	29,850	28,298
Interest expense, net	383	317	1,184	1,639
Provision for income taxes	1,705	1,155	4,884	2,350
Share-based compensation expense	14,619	13,792	47,365	41,064
Foreign exchange expense (income)	1,057	(1,408)	2,254	(4,130)
Acquisition-related expenses (1)	4,253	—	4,253	667
Adjusted EBITDA	$45,876	$34,595	$131,263	$93,865

(1)
Acquisition-related expenses relate primarily to legal and other professional fees incurred for acquisition activity in each respective period, including with respect to the Transaction. See Note 1 and Note 10 to the unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q for further information.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended December 31, 2021 that are of significance or potential significance to us as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K filed with the SEC on May 27, 2021.

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

Our professional services contracts are recognized based on output measures of performance.

We serve approximately 40,200 customers in multiple industries, and our revenue is not concentrated with any single customer or industry. For the nine months ended December 31, 2021 and 2020, no single customer accounted for more than 1% of our revenue, and our largest ten customers accounted for less than 10% of our revenue in aggregate.

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

General and administrative expenses

General and administrative expenses consist primarily of personnel and related expenses for executive, legal, finance, information technology and human resources functions, including salaries, benefits, incentive compensation and share-based compensation expense, in addition to the costs associated with professional fees, litigation-related expenses, insurance premiums, other corporate expenses and allocated overhead costs. We expect general and administrative expenses to increase in absolute dollars as we continue to incur additional personnel and professional services costs in order to support business growth, costs associated with acquisitions, legal fees and litigation-related expenses, funding transactions, and others. Over the longer term, we believe that general and administrative expenses as a percentage of revenue will decrease. The full scope of the costs and related impacts of our recent security incident, including the availability of insurance to offset some of these costs, cannot be estimated at this time. In connection with the Transaction, we expect to incur material non-recurring expenses, including financial advisory fees and legal fees, most of which are contingent on the consummation of the Transaction.

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

Our provision for income taxes for the three and nine months ended December 31, 2021 was primarily attributable to the tax provision recorded on the earnings of our profitable entities, partially offset by the discrete tax benefit of $1.3 million and $3.4 million, respectively, related to excess tax benefits on share-based compensation realized by U.S. and U.K. employees.

Our provision for income taxes for the three and nine months ended December 31, 2020 was primarily attributable to the tax provision recorded on the earnings of our profitable entities, partially offset by the discrete tax benefit of $1.4 million and $4.5 million, respectively related to excess tax benefits on share-based compensation realized by U.S. and U.K. employees. In addition, during the nine months ended December 31, 2020, we recorded a discrete tax benefit of $0.6 million for the release of a portion of our pre-existing U.S. valuation allowance as a result of the eTorch Inc., or MessageControl, business combination.

Comparison of Period-to-Period Results of Operations

The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated:

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
	(in thousands)
Revenue	$151,599	$129,636	$441,381	$367,505
Cost of revenue	34,408	31,572	101,433	89,783
Gross profit	117,191	98,064	339,948	277,722
Operating expenses
Research and development	26,305	25,408	83,025	70,497
Sales and marketing	49,738	45,187	146,775	133,224
General and administrative	24,199	16,649	60,373	50,400
Total operating expenses	100,242	87,244	290,173	254,121
Income from operations	16,949	10,820	49,775	23,601
Other income (expense)
Interest income	82	261	351	612
Interest expense	(465)	(578)	(1,535)	(2,251)
Foreign exchange (expense) income and other, net	(1,043)	1,441	(2,234)	4,365
Total other income (expense), net	(1,426)	1,124	(3,418)	2,726
Income before income taxes	15,523	11,944	46,357	26,327
Provision for income taxes	1,705	1,155	4,884	2,350
Net income	$13,818	$10,789	$41,473	$23,977

The following table sets forth our condensed consolidated statements of operations data as a percentage of revenue for each of the periods indicated:

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
Revenue	100%	100%	100%	100%
Cost of revenue	23%	24%	23%	24%
Gross profit	77%	76%	77%	76%
Operating expenses
Research and development	17%	20%	19%	19%
Sales and marketing	33%	35%	33%	36%
General and administrative	16%	13%	14%	14%
Total operating expenses	66%	67%	66%	69%
Income from operations	11%	8%	11%	6%
Other income (expense)
Interest income	—%	—%	—%	—%
Interest expense	—%	—%	—%	(1)%
Foreign exchange (expense) income and other, net	(1)%	1%	(1)%	1%
Total other income (expense), net	(1)%	1%	(1)%	1%
Income before income taxes	10%	9%	11%	7%
Provision for income taxes	1%	1%	1%	1%
Net income	9%	8%	9%	7%

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

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
	(in millions)
Revenue	$7.3	$6.1	$21.8	$16.7
Cost of revenue	2.0	1.9	5.9	5.3
Research and development	2.0	1.8	6.1	4.9
Sales and marketing	2.2	1.9	6.4	5.5
General and administrative	0.6	0.5	1.7	1.5

Comparison of the Three Months Ended December 31, 2021 and 2020

Revenue

	Three months ended December 31,		Period-to-period change
	2021	2020	Amount	% Change
	(dollars in thousands)
Revenue	$151,599	$129,636	$21,963	17%

Revenue increased $22.0 million in the three months ended December 31, 2021 compared to the three months ended December 31, 2020. The increase in revenue was primarily attributable to new customers, including approximately 600 new customers added since December 31, 2020, a full quarter of revenue related to new customers added during the third quarter of fiscal 2021 and additional revenue from customers that existed as of December 31, 2020. Revenue for the three months ended December 31, 2021 compared to the three months ended December 31, 2020 was positively impacted by approximately $0.9 million as a result of the weakening of the U.S. dollar relative to the British pound.

Cost of revenue

	Three months ended December 31,		Period-to-period change
	2021	2020	Amount	% Change
	(dollars in thousands)
Cost of revenue	$34,408	$31,572	$2,836	9%

Cost of revenue increased $2.8 million in the three months ended December 31, 2021 compared to the three months ended December 31, 2020, which was primarily attributable to increases in personnel-related costs of $1.3 million and data center costs of $1.3 million. Cost of revenue expenses for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020, were negatively impacted by approximately $0.3 million primarily as a result of the weakening of the U.S. dollar relative to the British pound. Personnel-related costs increased primarily as a result of an increase in headcount and data center costs increased primarily as a result of the increase in our customer base and expanding infrastructure.

As a result of changes in foreign currency exchange rates, gross profit increased in absolute dollars by approximately $0.6 million for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020. Excluding the impact of changes in foreign currency exchange rates, gross profit as a percentage of revenue remained consistent as costs related to supporting and hosting our product offerings and delivering our services are primarily incurred in the region in which the related revenue is recognized.

Operating expenses

	Three months ended December 31,		Period-to-period change
	2021	2020	Amount	% Change
	(dollars in thousands)
Operating expenses:
Research and development	$26,305	$25,408	$897	4%
Sales and marketing	49,738	45,187	4,551	10%
General and administrative	24,199	16,649	7,550	45%
Total operating expenses	$100,242	$87,244	$12,998	15%

Research and development expenses

Research and development expenses increased $0.9 million in the three months ended December 31, 2021 compared to the three months ended December 31, 2020, which was primarily attributable to an increase in personnel-related costs of $1.2 million. Personnel-related costs increased primarily as a result of salaries and benefits associated with merit increases.

Sales and marketing expenses

Sales and marketing expenses increased $4.6 million in the three months ended December 31, 2021 compared to the three months ended December 31, 2020, which was primarily attributable to increases in personnel-related costs of $2.7 million, marketing costs of $0.6 million, and professional fees of $0.6 million. Personnel-related costs increased primarily as a result of increased commissions, marketing costs increased primarily as a result of lead generation and advertising costs, and professional fees increased primarily due to an increase in consulting fees.

General and administrative expenses

General and administrative expenses increased $7.6 million in the three months ended December 31, 2021 compared to the three months ended December 31, 2020, which was primarily attributable to increases in professional fees of $4.3 million, personnel-related costs of $1.5 million and share-based compensation of $1.0 million. Professional fees increased primarily as a result of transaction costs incurred related to the Transaction. Personnel-related costs increased primarily as a result of merit increases as well as an increase in headcount. Share-based compensation costs increased primarily as a result of equity grants issued to employees since the prior year.

Other income (expense)

	Three months ended December 31,		Period-to-period change
	2021	2020	Amount	% Change
	(dollars in thousands)
Other income (expense):
Interest income	$82	$261	$(179)	(69)%
Interest expense	(465)	(578)	113	(20)%
Foreign exchange (expense) income and other, net	(1,043)	1,441	(2,484)	nm
Total other income (expense), net	$(1,426)	$1,124	$(2,550)	nm

nm – not meaningful

Foreign exchange (expense) income and other, net changed by $2.5 million primarily as a result of a decrease in foreign exchange income of $2.5 million on intercompany balances.

Provision for income taxes

	Three months ended December 31,		Period-to-period change
	2021	2020	Amount	% Change
	(dollars in thousands)
Provision for income taxes	$1,705	$1,155	$550	48%

The provision for income taxes increased by $0.5 million in the three months ended December 31, 2021 compared to the three months ended December 31, 2020. The increase in the provision for income taxes was primarily attributable to the tax on increased earnings offset by the discrete effect of excess tax benefits on share-based compensation realized by U.S. and U.K. employees.

Comparison of the Nine Months Ended December 31, 2021 and 2020

Revenue

	Nine months ended December 31,		Period-to-period change
	2021	2020	Amount	% Change
	(dollars in thousands)
Revenue	$441,381	$367,505	$73,876	20%

Revenue increased $73.9 million in the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020. The increase in revenue was primarily attributable to new customers, including approximately 600 new customers added since December 31, 2020, a full period of revenue related to new customers added during the first nine months of fiscal 2021 and additional revenue from customers that existed as of December 31, 2020. Revenue for the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020 was positively impacted by approximately $15.8 million as a result of the weakening of the U.S. dollar relative to the British pound, South African rand, and Australian dollar.

Cost of revenue

	Nine months ended December 31,		Period-to-period change
	2021	2020	Amount	% Change
	(dollars in thousands)
Cost of revenue	$101,433	$89,783	$11,650	13%

Cost of revenue increased $11.7 million in the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020, which was primarily attributable to increases in data center costs of $4.4 million, personnel-related costs of $3.6 million, depreciation expense of $1.1 million, share-based compensation expense of $0.7 million, information technology costs of $0.7 million, and professional services costs of $0.5 million. Cost of revenue expenses for the nine months ended December 31, 2021 as compared to the nine months ended December 31, 2020, were negatively impacted by approximately $4.1 million primarily as a result of the weakening of the U.S. dollar relative to the British pound and South African rand. Data center costs increased primarily as a result of the increase in our customer base and expanding infrastructure, personnel-related costs increased primarily as a result of increased headcount as well as salaries and benefits associated with annual merit increases, and depreciation expense increased primarily as a result of increased capital expenditures in support of our expanding infrastructure. The increase in share-based compensation expense is primarily due to equity grants issued to employees since the prior year. Information technology costs increased primarily due to an increase in purchases of hardware and software.

As a result of changes in foreign currency exchange rates, gross profit increased in absolute dollars by approximately $11.7 million for the nine months ended December 31, 2021 as compared to the nine months ended December 31, 2020. Excluding the impact of changes in foreign currency exchange rates, gross profit as a percentage of revenue remained consistent as costs related to supporting and hosting our product offerings and delivering our services are primarily incurred in the region in which the related revenue is recognized.

Operating expenses

	Nine months ended December 31,		Period-to-period change
	2021	2020	Amount	% Change
	(dollars in thousands)
Operating expenses:
Research and development	$83,025	$70,497	$12,528	18%
Sales and marketing	146,775	133,224	13,551	10%
General and administrative	60,373	50,400	9,973	20%
Total operating expenses	$290,173	$254,121	$36,052	14%

Research and development expenses

Research and development expenses increased $12.5 million in the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020, which was primarily attributable to increases in personnel-related costs of $6.1 million, professional services costs of $2.4 million, share-based compensation expense of $2.3 million and information technology costs of $1.2 million. Research and development expenses for the nine months ended December 31, 2021 as compared to the nine months ended December 31, 2020, were negatively impacted by approximately $4.0 million primarily as a result of the weakening of the U.S. dollar relative to the British pound. Personnel-related costs increased primarily as a result of salaries and benefits associated with annual merit increases and increased headcount. Professional services costs increased primarily due to increased consulting fees. Share-based compensation expense increased primarily as a result of equity grants issued to employees since the prior year as well as a result of the acceleration of expense for certain awards due to changes in requisite service periods. Information technology costs increased primarily due to an increase in purchases of hardware and software.

Sales and marketing expenses

Sales and marketing expenses increased $13.6 million in the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020, which was primarily attributable to increases in personnel-related costs of $9.2 million, marketing costs of $1.9 million, share-based compensation of $1.4 million, and travel and entertainment expenses of $1.0 million. Sales and marketing expenses for the nine months ended December 31, 2021 as compared to the nine months ended December 31, 2020, were negatively impacted by approximately $4.0 million primarily as a result of the weakening of the U.S. dollar relative to the British pound, South African rand, and Australian dollar. Personnel-related costs increased primarily as a result of salaries and benefits associated with increased commissions and annual merit increases. Marketing costs increase primarily as a result of lead generation and advertising costs. Share-based compensation expense increased primarily as a result of equity grants issued to employees since the prior year. Travel and entertainment costs increased primarily due to the decrease in travel costs in the prior year as a result of the impact of the global COVID-19 pandemic.

General and administrative expenses

General and administrative expenses increased $10.0 million in the nine months ended December 31, 2021 and 2020 compared to the nine months ended December 31, 2020, which was primarily attributable to increases in professional fees of $4.4 million, personnel-related costs of $2.6 million, share-based compensation of $1.7 million and insurance related costs of $1.0 million. General and administrative expenses for the nine months ended December 31, 2021 as compared to the nine months ended December 31, 2020, were negatively impacted by approximately $1.1 million primarily as a result of the weakening of the U.S. dollar relative to the British pound. Professional fees increased primarily as a result of transaction costs incurred related to the Transaction. Personnel-related costs increased primarily as a result of merit increases. Share-based compensation costs increased primarily as a result of equity grants issued to employees since the prior year. Insurance related costs increased primarily due to an increase in premiums for global insurance policies.

Other income (expense)

	Nine months ended December 31,		Period-to-period change
	2021	2020	Amount	% Change
	(dollars in thousands)
Other income (expense):
Interest income	$351	$612	$(261)	(43)%
Interest expense	(1,535)	(2,251)	716	(32)%
Foreign exchange (expense) income and other, net	(2,234)	4,365	(6,599)	nm
Total other income (expense), net	$(3,418)	$2,726	$(6,144)	nm

nm – not meaningful

Foreign exchange (expense) income and other, net changed by $6.6 million primarily as a result of a decrease in foreign exchange income of $6.4 million on intercompany balances.

Provision for income taxes

	Nine months ended December 31,		Period-to-period change
	2021	2020	Amount	% Change
	(dollars in thousands)
Provision for income taxes	$4,884	$2,350	$2,534	108%

The provision for income taxes increased by $2.5 million in the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020. The increase in the provision for income taxes was primarily attributable to the tax on increased earnings offset by the discrete effect of excess tax benefits on share-based compensation realized by U.S. and U.K. employees. In addition, during the nine months ended December 31, 2020, we recorded a discrete tax benefit of $0.6 million for the release of a portion of our pre-existing U.S. valuation allowance as a result of the MessageControl business combination

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, investments, accounts receivable and our Revolving Facility (as defined below). The following table shows net cash provided by operating activities, net cash used in investing activities, and net cash provided by financing activities for the nine months ended December 31, 2021 and 2020:

	Nine months ended December 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$130,160	$95,326
Net cash used in investing activities	(30,901)	(47,975)
Net cash provided by financing activities	27,825	38,649

As of December 31, 2021 and March 31, 2021, we had cash and cash equivalents of $416.2 million and $292.9 million, respectively. Net cash provided by operating activities was $130.2 million and $95.3 million for the nine months ended December 31, 2021 and 2020, respectively. In the year ending March 31, 2022, we expect net cash provided by operating activities to increase as compared to the year ended March 31, 2021. In the year ending March 31, 2022, we plan to continue to invest in the development and expansion of our Mime | OS™ platform to improve on our existing solutions and develop new services in order to provide more capabilities to our customers. Investments in capital expenditures in the year ended March 31, 2021 were $38.6 million, of which $36.6 million related to the expansion of our grid architecture. We expect fiscal year 2022 capital expenditures to remain relatively consistent with fiscal year 2021.

Based on our current operating plan, we believe that our current cash and cash equivalents, Revolving Facility (as defined below) and operating cash flows will be sufficient to fund our operations for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q. Our future capital requirements may vary materially from those planned and will depend on certain factors, such as, our growth and our operating results. If we require additional capital resources to grow our business or to acquire complementary technologies and businesses in the future, we may seek to sell additional equity or raise funds through debt financing or other sources. We cannot provide assurance that additional financing will be available at all or on terms favorable to us. We had commitments for capital expenditures of approximately $3.6 million as of December 31, 2021, primarily related to the expansion of our grid architecture.

On December 7, 2021, we entered into a Transaction Agreement with an affiliate of Permira in an all-cash transaction valued at approximately $5.8 billion. Under the terms of the Transaction Agreement, we have agreed to various covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Transaction Agreement and the consummation of the Transaction. In addition, without the consent of the Buyer, we may not take, authorize, agree or commit to do certain actions outside of the ordinary course of business, including incurring material capital expenditures above specified thresholds, or issuing additional debt facilities. If the Transaction Agreement is terminated in certain circumstances, including by us if we enter into a superior proposal or by Buyer because our board of directors withdraws its recommendation in favor of the Transaction, we would be required to pay a termination fee of $216.8 million. We do not believe these restrictions will prevent us from meeting our debt obligations, ongoing costs of operations, working capital needs or capital expenditure requirements. The Transaction is expected to close in the first half of 2022, subject to customary closing conditions, including approval by our shareholders and receipt of regulatory approvals. For additional information regarding the Transaction, see Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Borrowings and Credit Facility

In July 2018, we entered into a Credit Agreement, or the Credit Agreement, by and among us, certain of our subsidiaries party thereto, as guarantors, certain financial institutions party thereto from time to time, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, or the Administrative Agent. The Credit Agreement provided us with a $100.0 million senior secured term loan, or the Term Loan, and a $50.0 million senior secured revolving credit facility, or the Revolving Facility, and together with the Term Loan, the Credit Facility, which is available to fund working capital and for other corporate purposes, including to finance permitted acquisitions and investments. In June 2020, the Credit Agreement was amended to permit us to issue letters of credit in certain additional foreign currencies beyond the U.S. dollar and the British pound (as amended, the Credit Agreement, the Term Loan and the Revolving Facility are referred to herein as the Credit Facility). As of December 31, 2021 and March 31, 2021, total availability under the Revolving Facility is reduced by outstanding letters of credit of $2.1 million and $2.2 million, respectively. As of December 31, 2021 and March 31, 2021, total availability under the Revolving Facility was $47.9 million and $30.3 million, respectively. In July 2020, we drew down $17.5 million under the Revolving Facility. In the three months ended September 30, 2021 we repaid the $17.5 million outstanding under the Revolving Facility in full. See Note 12 to the unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q for further information. Interest under the Credit Facility accrues at a rate between LIBOR plus 1.375% and LIBOR plus 1.875%, based on our ratio of indebtedness to earnings before interest, taxes, depreciation, amortization and certain other adjustments, or Consolidated EBITDA. Based on this ratio, the current interest rate as of December 31, 2021 under the Credit Facility is LIBOR plus 1.375%. The InterContinental Exchange Benchmark Administration has announced that it will no longer publish certain tenors of the LIBOR rate starting in 2021. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk” below for further information. The term of the Credit Facility is five years, maturing on July 23, 2023. At the time we entered into the Credit Agreement, we had no existing debt.

The Credit Facility has financial covenants that require us to maintain a Consolidated Secured Leverage Ratio (as described below), which commenced on September 30, 2018, of not more than 3.00 to 1.00 for the four consecutive fiscal quarter period ending on the last day of each fiscal quarter, or the Reference Period, with a step-up to 3.50 to 1.00 for any four-quarter period in which we consummate a permitted acquisition having an aggregate purchase price in excess of $25.0 million. We must also maintain a Consolidated Interest Expense Ratio of 3.00 to 1.00 which commenced on September 30, 2018 and for each Reference Period thereafter. For purposes of the covenants, “Consolidated Secured Leverage Ratio” generally refers to the ratio of Consolidated Funded Debt that is secured by a lien on assets of us or our subsidiaries to Consolidated EBITDA. “Consolidated Funded Debt” generally refers to borrowed money, debt instruments, finance leases, deferred purchase price of property or services (excluding accounts payable in the ordinary course of business) and earn outs that are due and payable. “Consolidated Interest Expense Ratio” generally refers to the ratio of Consolidated EBITDA to cash interest expense with respect to indebtedness, with certain exclusions. We were in compliance with all covenants as of December 31, 2021 and management reasonably believes it will be in compliance with such covenants over the next 12 months.

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

Operating activities

For the nine months ended December 31, 2021, cash provided by operating activities was $130.2 million. The primary factors affecting our operating cash flows during the period were our net income of $41.5 million, adjusted for non-cash items of $47.4 million of share-based compensation expense, $29.8 million for depreciation and amortization of our property, equipment and intangible assets, $24.9 million of amortization of operating lease right-of-use assets, and $13.1 million in amortization of deferred contract costs. The drivers of the changes in operating assets and liabilities were a $27.5 million decrease in operating lease liabilities, a $20.0 million increase in deferred contract costs, a $7.2 million increase in accounts receivable and a $0.9 million increase in prepaids and other current assets offset by a $16.4 million increase in deferred revenue, a $8.5 million increase in accrued expenses and other liabilities and a $1.2 million decrease in other assets.

For the nine months ended December 31, 2020, cash provided by operating activities was $95.3 million. The primary factors affecting our operating cash flows during the period were our net income of $24.0 million, adjusted for non-cash items of $41.1 million of share-based compensation expense, $22.3 million for amortization of our operating lease right-of-use assets, $28.3 million for depreciation and amortization of our property, equipment and intangible assets, and $9.5 million for amortization of deferred contract costs, partially offset by unrealized currency gains on foreign denominated transactions of $4.5 million. The primary drivers of the changes in operating assets and liabilities were a $25.0 million decrease in operating lease liabilities, a $19.5 million increase in deferred contract costs, a $3.6 million decrease in accounts payable and a $1.7 million increase in prepaids and other current assets, partially offset by a $6.2 million decrease in accounts receivable, a $2.5 million increase in deferred revenue, and a $15.4 million increase in accrued expenses and other liabilities.

Investing activities

For the nine months ended December 31, 2021, cash used in investing activities consisted of $29.4 million in purchases of property, equipment and capitalized software, primarily associated with computer equipment purchased in support of our expanding infrastructure and $1.5 million for the purchase of strategic investments.

For the nine months ended December 31, 2020, cash used in investing activities consisted of $30.9 million in purchases of property, equipment and capitalized software and $17.0 million in payments for the MessageControl acquisition.

For the nine months ended December 31, 2020, our capital expenditures were primarily associated with computer equipment and software purchased in support of our expanding infrastructure. Additionally, in the nine months ended December 31, 2020, we had purchases of $0.8 million related to office facilities.

Financing activities

Cash provided by financing activities of $27.8 million for the nine months ended December 31, 2021 was primarily due to proceeds from issuance of ordinary shares under our equity plans of $63.1 million, partially offset by payments on debt, including the Credit Facility, of $24.4 million and withholding taxes related to net share settlement of employee stock purchase plan, or ESPP, purchases and vesting of restricted share units, or RSUs, of $10.3 million.

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

Net operating loss carryforwards and income tax credits

As of December 31, 2021, we had net operating loss carryforwards in the U.K., U.S. federal and state, Australia, Germany, Israel, and Canada. U.S. federal net operating losses generated through the fiscal year ending March 31, 2018 expire at various dates through 2038 while U.S. federal net operating losses generated after March 31, 2018 do not expire. Substantially all U.S. state net operating loss carryforwards expire at various dates through 2041. Net operating losses in Canada expire in 2041. Net operating loss carryforwards in the U.K., Australia, Germany and Israel do not expire. As of December 31, 2021, we had U.K. income tax credit carryforwards that do not expire. As of December 31, 2021, we had Israel income tax credit carryforwards that expire at various dates from 2024 through 2026.

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

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound and South African rand. Percentage of revenues and expenses in foreign currency were as follows:

	Nine months ended December 31,
	2021	2020
Revenue generated in locations outside the United States	49%	48%
Revenue in currencies other than the United States dollar	46%	45%
Expenses in currencies other than the United States dollar	50%	49%

Percentage of revenues and expenses denominated in foreign currency were as follows:

	Nine months ended December 31, 2021
	Revenues	Expenses
British pound	26%	32%
South African Rand	10%	5%
Other currencies	10%	13%
Total	46%	50%

	Nine months ended December 31, 2020
	Revenues	Expenses
British pound	26%	32%
South African Rand	10%	4%
Other currencies	9%	13%
Total	45%	49%

As of December 31, 2021 and March 31, 2021, we had $50.4 million and $58.8 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements. As of December 31, 2021 and March 31, 2021, we had $120.4 million and $81.5 million, respectively, of cash denominated in currencies other than the U.S. dollar. As of December 31, 2021, cash denominated in British pounds and South African rand was $57.2 million and $25.6 million, respectively. As of March 31, 2021, cash denominated in British pounds and South African rand was $36.6 million and $27.8 million, respectively.

In addition, although our foreign subsidiaries have intercompany accounts that are eliminated upon consolidation, these accounts expose us to foreign currency exchange rate fluctuations. Exchange rate fluctuations on short-term intercompany accounts are recorded in our condensed consolidated statements of operations under “foreign exchange (expense) income and other, net.”

Currently, our largest foreign currency exposures are to the British pound and South African rand. From time to time certain macroeconomic events have resulted in volatility in exchange rates including the global COVID-19 pandemic and the United Kingdom’s exit from the European Union. See Part II, Item 1A, “Risk Factors – Fluctuations in currency exchange rates could adversely affect our business.” Relative to foreign currency exposures existing as of December 31, 2021, significant movements in foreign currency exchange rates may expose us to significant losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the nine months ended December 31, 2021, we estimate that a 10% unfavorable movement in foreign currency exchange rates against the U.S. dollar would have decreased revenue by $21.8 million, decreased expenses by $20.1 million and had a negative impact on our operating results of $1.7 million. For the nine months ended December 31, 2020, we estimate that a 10% unfavorable movement in foreign currency exchange rates against the U.S. dollar would have decreased revenue by $16.7 million, decreased expenses by $17.1 million and would have increased our income from operations by $0.4 million. The estimates used assume that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. All of the potential changes noted above are based on sensitivity analyses performed on our financial results for the nine months ended December 31, 2021 and 2020.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments primarily consist of money market funds. As of December 31, 2021 and March 31, 2021, we had cash and cash equivalents of $416.2 million and $292.9 million, respectively. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Item 4. Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)
Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that our employees are working remotely due to the global COVID-19 pandemic. We are continually monitoring and assessing the global COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

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

Business and Operational Risks

The Transaction, the pendency of the Transaction or our failure to complete the Transaction could have a material adverse effect on our business, results of operations, financial condition and share price.

On December 7, 2021, we entered into the Transaction Agreement, providing for the Transaction and our acquisition by an entity affiliated with Permira, in an all-cash transaction valued at approximately $5.8 billion. The completion of Transaction is subject to certain closing conditions, including approval by our shareholders, receipt of regulatory approvals and such other conditions to completion as set forth in the Transaction Agreement. There is no assurance that all of the various conditions will be satisfied, or that the Transaction will be completed on the proposed terms, within the expected timeframe, or at all. Furthermore, there are additional inherent risks in the Transaction, including the risks detailed below.

During the period prior to the closing of the Transaction, our business is exposed to certain inherent risks due to the effect of the announcement or pendency of the Transaction on our business relationships, financial condition, operating results and business, including:

•
potential adverse reactions or changes to business relationships resulting from the announcement or the pendency of the Transaction.
•
potential business uncertainty, including changes to existing business relationships, during the pendency of the Transaction that could affect our financial performance.
•
the possibility of disruption to our business and operations, including diversion of management attention and resources.
•
the inability to attract and retain key personnel, and the possibility that our current employees could be distracted, and their productivity decline as a result, due to uncertainty regarding the Transaction.
•
restrictions during the pendency of the Transaction that may impact our ability to pursue certain business opportunities or strategic transactions.
•
our inability to solicit other acquisition proposals during the pendency of the Transaction following the expiration of the “go-shop” period.
•
the amount of the costs, fees, expenses and charges related to the Transaction.
•
other developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Transaction.

The Transaction may be delayed, and may ultimately not be completed, due to a number of factors, including:

•
the failure to obtain regulatory approvals from various governmental entities (or the imposition of any conditions, limitations or restrictions on such approvals).
•
potential additional future shareholder litigation and other legal and regulatory proceedings, which could delay or prevent the Transaction.
•
the failure to satisfy the other conditions to the completion of the Transaction, including the possibility that a Company Material Adverse Effect (as defined in the Transaction Agreement) would permit Buyer not to close the Transaction.

If the Transaction does not close, our business and shareholders would be exposed to additional risks, including:

•
to the extent that the current market price of our ordinary shares reflects an assumption that the Transaction will be completed, the price of our ordinary shares could decrease if the Transaction is not completed.
•
investor confidence could decline, additional shareholder litigation could be brought against us, relationships with existing and prospective customers, service providers, investors, lenders and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the pending Transaction.
•
under certain specified circumstances, the requirement that we pay a termination fee of [either $86,730,000 or] $216,825,000 if the Transaction Agreement is terminated, including by us if we enter into a superior proposal or by Buyer because our board of directors withdraws its recommendation in favor of the Transaction.

Even if successfully completed, there are certain risks to our shareholders from the Transaction, including:

•
the amount of cash to be paid per share under the Transaction Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our ordinary shares.
•
the fact that receipt of the all-cash per share consideration under the Transaction Agreement is taxable to shareholders that are treated as U.S. holders for U.S. federal income tax purposes.
•
the fact that, if the Transaction is completed, our shareholders will not participate in any future growth potential or benefit from any future increase in the value of the Company.

For additional information regarding the Transaction, see Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

In December 2019, a novel strain of coronavirus, or COVID-19, was reported to have surfaced in Wuhan, China, and since then has spread to Europe, the United States and most other countries. In March 2020, the COVID-19 outbreak was declared a pandemic by the World Health Organization. The COVID-19 pandemic continues to evolve, and to date has led to the implementation of various responses, including global government-imposed quarantines, stay-at-home orders, travel restrictions, mandated non-essential business closures, work stoppages, slowdowns and delays, work-from-home policies, supply chain disruption, and other public health safety measures, as well as volatility in stock prices, among other effects. The widespread distribution of effective vaccines and continued containment efforts helped initially to stabilize infection rates, but, more recently, the rise in variants of the original virus has led to localized outbreaks in many locations, including in many of the countries in which we operate.

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

In order to grow our business, we anticipate that we will continue to depend on our relationships with our channel partners who we rely on, in addition to our direct sales force, to sell and support our services. In the nine months ended December 31, 2021, while no individual channel partner accounted for 10% or more of our revenue, in the aggregate, our channel partners accounted for 78% of our revenue. We expect that sales to channel partners will continue to account for a substantial portion of our revenue for the foreseeable future. We utilize channel partners to efficiently increase the scale of our marketing and sales efforts, increasing our market penetration to customers which we otherwise might not reach on our own. Our ability to achieve revenue growth in the future will depend, in part, on our success in maintaining successful relationships with our channel partners, which includes ensuring that we make our service as easy to use by these channel partners as possible.

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

In addition, as of December 31, 2021, we had $221.5 million in goodwill and intangible assets, net of accumulated amortization, recorded on our balance sheet as a result of our recent acquisitions. We will incur expenses related to the amortization of intangible assets and we may in the future need to incur charges with respect to the impairment of goodwill or intangible assets, which could adversely affect our operating results.

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
the pendency of the Transaction;
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

We operate a global business with offices located in the United States, the United Kingdom, South Africa, Australia and Germany, as well as several other locations. In the nine months ended December 31, 2021, we generated 51% of our revenue from the United States, 28% from the United Kingdom, 10% from South Africa and 11% from the rest of the world. As a result, our sales and operations are subject to a number of risks and additional costs, including the following:

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

In February 2021, we announced a restructuring plan designed to align our resources with our strategy. The restructuring plan, which included a reduction of our workforce by approximately 4%, was designed to permit us to increase investment in strategic growth areas. In connection with the restructuring, we recognized pre-tax charges to our financial results for the year ended March 31, 2021 of approximately $3.3 million, consisting of $3.7 million of severance and other one-time termination benefits, and other restructuring related costs, partially offset by $0.4 million of other adjustments. These charges were primarily cash-based. Restructuring charges during the nine months ended December 31, 2021 were not material. The actions associated with the restructuring plan are now complete.

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

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including patent, commercial, product liability, data security, contract disputes, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability and/or require us to change our business practices. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our results of operations. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, financial condition, results of operations and prospects. For litigation related to the Transaction, see Note 13 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Our success and ability to compete depend in part on our intellectual property. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. As of December 31, 2021, we had 38 patents issued and 17 patent applications pending in the United States. We also had one patent issued in the United Kingdom. We may not be able to obtain any further patents, and our pending applications may not result in the issuance of patents. We have issued patents and pending patent applications outside the United States, and we may have to expend significant resources to obtain additional patents as we expand our international operations due to the cost of monitoring and protecting our rights across multiple jurisdictions.

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

Historically, we have incurred periods of net income and net losses. As of December 31, 2021, we had an accumulated deficit of $12.4 million. We have been growing rapidly, and, as we do so, we incur significant sales and marketing, support, research and development and other related expenses. Our ability to sustain profitability will depend in significant part on our obtaining new customers, expanding our existing customer relationships and ensuring that our expenses, including our sales and marketing expenses and the cost of supporting new customers, does not exceed our revenue. We also expect to make significant expenditures and investments in research and development to expand and improve our services and technical infrastructure. In addition, as a public company, we expect to continue to incur significant legal, accounting and other expenses. These increased expenditures may make it harder for us to maintain profitability and we cannot predict when we will achieve sustained profitability, if at all. We also may incur net losses in the future for a number of other unforeseen reasons. Accordingly, we may not be able to maintain profitability, and we may incur losses in the foreseeable future.

Fluctuations in currency exchange rates could adversely affect our business.

The functional currency of our operating subsidiaries is generally the local currency of each entity and our reporting currency is the U.S. dollar. For the nine months ended December 31, 2021, 54% of our revenue was denominated in U.S. dollars, 26% in British pounds, 10% in South African rand and 10% in other currencies. Given that the functional currency of our subsidiaries is generally the local currency of each entity, but our reporting currency is the U.S. dollar, fluctuations in currency exchange rates between the U.S. dollar and each of the British pound, the South African rand and the Australian dollar could materially and adversely affect our business. There may be instances in which costs and revenue will not be matched with respect to currency denomination. We estimate that a 10% increase or decrease in the value of the British pound against the U.S. dollar would have decreased or increased our income from operations by approximately $0.5 million in the nine months ended December 31, 2021 and that a 10% increase or decrease in the value of the South African rand against the U.S. dollar would have increased or decreased our income from operations by approximately $2.7 million in the nine months ended December 31, 2021. To date, we have not entered into any currency hedging contracts. As a result, to the extent we continue our expansion on a global basis, we expect that increasing portions of our revenue, cost of revenue, assets and liabilities will be subject to fluctuations in currency valuations. We may experience economic loss and a negative impact on earnings or net assets solely as a result of currency exchange rate fluctuations.

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

As of December 31, 2021, we had net operating loss carryforwards in the U.K., U.S. federal and state, Australia, Germany, Israel, and Canada. U.S. federal net operating losses generated through the fiscal year ending March 31, 2018 expire at various dates through 2038 while U.S. federal net operating losses generated after March 31, 2018 do not expire. Substantially all U.S. state net operating loss carryforwards expire at various dates through 2041. Net operating losses in Canada expire in 2041. Net operating loss carryforwards in the U.K., Australia, Germany and Israel do not expire. As of December 31, 2021, we had U.K. income tax credit carryforwards that do not expire. As of December 31, 2021, we had Israel income tax credit carryforwards that expire at various dates from 2024 through 2026.

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

We do not anticipate that we will declare or pay any dividends in the foreseeable future, and our ability to do so may be constrained by restrictions in our Credit Agreement or future debt arrangements, if any, by Jersey law, and by the Transaction Agreement. Consequently, investors will only realize an economic gain on their investment in our ordinary shares if the price appreciates. Investors should not purchase our ordinary shares expecting to receive cash dividends. Since we do not pay dividends, and if we are not successful in sustaining an orderly trading market for our shares, then investors may not have any manner to liquidate or receive any payment on their investment. Therefore, our failure to pay dividends may cause investors to not see any return on their investment even if we are successful in our business operations.

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

Item 6. Exhibits.

The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit List below:

EXHIBIT LIST

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date (mm/dd/yyyy)

2.1+	Transaction Agreement, dated December 7, 2021, by and between Mimecast Limited and Magnesium Bidco Limited	8-K	001-37637	2.1	12/07/2021

3.1	Memorandum and Articles of Association of the Registrant	F-1/A	333-207454	3.2	11/06/2015

10.1#	Mimecast UK 2007 Key Employee Share Option Plan and Form of Share Option Agreement	F-1	333-207454	10.6	10/16/2015

10.2#	Mimecast UK 2010 EMI Share Option Scheme	F-1	333-207454	10.7	10/16/2015

10.3#	Mimecast UK Approved Share Option Plan and Form of Share Option Certificate	F-1	333-207454	10.8	10/16/2015

10.4#	Mimecast Limited 2015 Share Option and Incentive Plan	F-1/A	333-207454	10.9	11/06/2015

10.5#	German Sub-Plan to the Mimecast Limited 2015 Share Option and Incentive Plan	10-K	001-37637	10.6	05/29/2018

10.6#	Form of Agreements under the Mimecast Limited 2015 Share Option and Incentive Plan	10-K	001-37637	10.7	05/29/2018

10.7#	Mimecast Limited 2015 Employee Share Purchase Plan	10-K	001-37637	10.8	05/22/2020

10.8#	German Sub-Plan to the Mimecast Limited 2015 Employee Share Purchase Plan	10-K	001-37637	10.9	05/29/2018

10.9	Lease dated February 17, 2017 by and between Mimecast North America, Inc. and 191 Spring Street Trust	20-F	001-37637	4.11	05/26/2017

10.10	Agreement for Lease dated as of January 2, 2018 by and between Bluebutton Developer Company (2012) Limited, Bluebutton Properties UK Limited, B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited, and the Company, and the related Underleases	10-K	001-37637	10.20	05/29/2018

10.11#	Amended and Restated Employment Agreement dated as of September 2, 2015 between Mimecast North America, Inc. and Peter C. Bauer	10-K	001-37637	10.21	05/29/2018

10.12	Credit Agreement dated as of July 23, 2018, by and among Mimecast Limited, certain of Mimecast Limited’s subsidiaries party thereto, as guarantors, certain financial institutions party thereto from time to time, as Lenders, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-37637	10.1	07/24/2018

10.13	Pledge and Security Agreement dated as of July 23, 2018, by and among Mimecast UK Limited, the Grantors (as defined in the Pledge and Security Agreement) and JPMorgan Chase Bank, N.A., as administrative agent to the Lenders party to the Credit Agreement	8-K	001-37637	10.2	07/24/2018

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date (mm/dd/yyyy)

10.14	Trademark Security Agreement dated as of July 23, 2018, by and among Ataata, Inc., Mimecast Services Limited, in favor of JPMorgan Chase Bank, N.A., as administrative agent to the Lenders party to the Credit Agreement	8-K	001-37637	10.3	07/24/2018

10.15	Patent Security Agreement dated as of July 23, 2018, by and between Mimecast Services Limited, in favor of JPMorgan Chase Bank, N.A., as administrative agent to the Lenders party to the Credit Agreement	8-K	001-37637	10.4	07/24/2018

10.16	Security Agreement dated as of July 23, 2018 by and between Mimecast UK Limited, Mimecast Services Limited, Mimecast USD Limited, Mimecast Development Limited, as the original chargors, and JPMorgan Chase Bank, N.A., as the collateral agent	8-K	001-37637	10.5	07/24/2018

10.17	Security Interest Agreement dated as of July 23, 2018, between Mimecast Limited and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-37637	10.6	07/24/2018

10.18	Security Interest Agreement dated as of July 23, 2018, between Mimecast Offshore Limited and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-37637	10.7	07/24/2018

10.19	Security Interest Agreement dated as of July 23, 2018, between Mimecast Services Limited and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-37637	10.8	07/24/2018

10.20	Security Interest Agreement dated as of July 23, 2018, between Mimecast UK Limited and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-37637	10.9	07/24/2018

10.21#	Israeli Sub-Plan to the Mimecast Limited 2015 Share Option and Incentive Plan	10-Q	001-37637	10.39	11/08/2018

10.22#	Israeli Form of Agreements under the Mimecast Limited 2015 Share Option and Incentive Plan	10-Q	001-37637	10.40	11/08/2018
10.23	First Amendment to Lease dated as of the 8th day of August 2018 by and between 191 Spring Street Trust and Mimecast North America, Inc.	10-Q	001-37637	10.41	11/08/2018
10.24	Deed of Variation dated January 17, 2019 to Agreement for Lease dated as of January 2, 2018 by and between Bluebutton Developer Company (2012) Limited, Bluebutton Properties UK Limited, B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited and Mimecast Limited	10-Q	001-37637	10.43	02/11/2019

10.25#	Offer Letter between Mimecast Limited and Rafe Brown, dated February 7, 2019	8-K	001-37637	10.1	02/11/2019

10.26	Second Amendment to Lease dated as of the 26th day of March 2019 by and between 191 Spring Street Trust and Mimecast North America, Inc	10-K	001-37637	10.40	05/29/2019

10.27	Lease of 3rd Floor of 1 Finsbury Avenue, London EC2 dated 29 March 2019 between B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited and Mimecast Limited	10-K	001-37637	10.41	05/29/2019

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date (mm/dd/yyyy)

10.28	Lease of 4th Floor of 1 Finsbury Avenue, London EC2 dated 29 March 2019 between B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited and Mimecast Limited	10-K	001-37637	10.42	05/29/2019

10.29	Lease of 5th Floor of 1 Finsbury Avenue, London EC2 dated 29 March 2019 between B.L.C.T. (PHC 15A) Limited, Mimecast Services Limited and Mimecast Limited	10-K	001-37637	10.43	05/29/2019

10.30#	Form of Non-Qualified Share Option Agreement for Company Employees Outside the United States under the Mimecast Limited 2015 Share Option and Incentive Plan	10-K	001-37637	10.40	05/22/2020

10.31#	Form of Restricted Share Unit Award Agreement for Company Employees Outside the United States under the Mimecast Limited 2015 Share Option and Incentive Plan	10-K	001-37637	10.41	05/22/2020

10.32#	Mimecast Limited Executive Incentive Plan – FY 2021	10-K	001-37637	10.42	05/22/2020

10.33#	Offer Letter between Mimecast Limited and Dino DiMarino, dated June 23, 2016	10-K	001-37637	10.44	05/22/2020

10.34	Amendment No. 1 to Credit Agreement dated as of June 12, 2020, by and among Mimecast Limited, certain of Mimecast Limited’s subsidiaries party thereto, as guarantors, certain financial institutions party thereto from time to time, as Lenders, and JPMorgan Chase Bank, N.A., as administrative agent	10-Q	001-37637	10.45	08/03/2020

10.35	Form of Director Indemnification Agreement	8-K	001-37637	10.1	10/08/2020

10.36	Form of Officer Indemnification Agreement	8-K	001-37637	10.2	10/08/2020

10.37#	Mimecast Limited Executive Incentive Plan – FY 2022	8-K	001-37637	10.2	05/11/2021

10.38#	Mimecast Limited Executive Severance and Change in Control Plan	10-K	001-37637	10.42	05/27/2021

10.39#	Mimecast Limited 2015 Employee Share Purchase Plan - Additional Terms and Conditions	10-Q	001-37637	10.39	08/03/2021

10.40#	Offer Letter between Mimecast North America, Inc, and Shahriar Rafimayeri, dated July 23, 2020	10-Q	001-37637	10.40	08/03/2021

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date (mm/dd/yyyy)

32.1@	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2@	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

+ All schedules to the Transaction Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

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

Mimecast Limited

Date: February 3, 2022	By:	/s/ Peter Bauer
Peter Bauer
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: February 3, 2022	By:	/s/ Rafeal Brown
Rafeal Brown
Chief Financial Officer (Principal Financial and Accounting Officer)